Form 10-Q
period 1997-09-30
GLOBECOMM SYSTEMS INC
filed 1997-11-12
CIK 1031028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                               -----------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------------

                   Commission file number       000-22839
                                          ---------------------


                             Globecomm Systems Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  11-3225567
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

45 Oser Avenue, Hauppauge, New York                                      11788
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code       (516) 231-9800
                                                   ---------------------------


         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT.

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No
                                             -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,080,236 shares of the Company's Common Stock, $.001 par value, were outstanding as of November 6, 1997.

                             GLOBECOMM SYSTEMS INC.

                     Index to September 30, 1997 Form 10-Q



                                                                          Page
                                                                          ----

                        Part I -- Financial Information

Item 1. Financial Statements .............................................  3

        Consolidated Balance Sheets -- September 30, 1997
          and June 30, 1997 ..............................................  3

        Consolidated Statements of Operations -- Three Months Ended
          September 30, 1997 and 1996 ....................................  5

        Consolidated Statement of Changes in Stockholders' Equity
          -- Three Months Ended September 30, 1997 .......................  6

        Consolidated Statements of Cash Flows -- Three Months
          Ended September 30, 1997 and 1996 ..............................  7

        Notes to Consolidated Financial Statements .......................  8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................  9



                          Part II -- Other Information

Item 1. Legal Proceedings ................................................ 17

Item 2. Changes in Securities and Use of Proceeds ........................ 17

Item 3. Defaults Upon Senior Securities .................................. 17

Item 4. Submission of Matters to a Vote of Security Holders .............. 17

Item 5. Other Information ................................................ 17

Item 6. Exhibits and Report on Form 8-K .................................. 17

        Signatures ....................................................... 21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                SEPTEMBER 30,     JUNE 30,
                                                     1997           1997
                                                ---------------------------
                                                 (UNAUDITED)        (1)
Assets
Current assets:
   Cash and cash equivalents                       $26,973        $ 5,164
   Restricted cash                                   1,912          1,537
   Accounts receivable                              12,515         14,350
   Inventories, net                                  2,899          2,293
   Prepaid expenses and other current assets           374            307
                                                ---------------------------
TOTAL CURRENT ASSETS                                44,673         23,651

Fixed assets, net                                    8,407          7,151
Investments                                          1,908          1,308
Other assets                                           352          1,176
                                                ---------------------------
TOTAL ASSETS                                       $55,340        $33,286
                                                ===========================



                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                     SEPTEMBER 30,     JUNE 30,
                                                          1997           1997
                                                     --------------------------
                                                      (UNAUDITED)        (1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $10,374        $16,089
   Accrued payroll and related fringe benefits              333            438
   Accrued commissions                                      324            360
   Other accrued expenses                                   404            329
   Capital lease obligations                                 57             56
                                                     --------------------------
TOTAL CURRENT LIABILITIES                                11,492         17,272

Capital lease obligations                                     3             18
                                                     --------------------------
TOTAL LIABILITIES                                        11,495         17,290
                                                     --------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 3,000,000
     shares authorized
     Class A convertible - shares authorized, issued
       and outstanding:
       none at September 30, 1997 and 172,304 at June
         30, 1997                                             -              -
     Class B convertible - shares authorized, issued
       and outstanding:
       none at September 30, 1997 and 514,714 at June
         30, 1997                                             -              1
   Common stock, $.001 par value; 22,000,000 shares
     authorized, shares issued and outstanding:
       9,067,879 at September 30, 1997 and 3,906,119
       at June 30, 1997 (5,864,120 after giving pro
       forma effect to the conversion of preferred
       stock into common stock                                9              4
   Additional paid-in capital                            50,078         21,970
   Accumulated deficit                                   (6,242)        (5,979)
                                                     --------------------------
TOTAL STOCKHOLDERS' EQUITY                               43,845         15,996
                                                     --------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $55,340        $33,286
                                                     ==========================


                            See accompanying notes.


(1) The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               GLOBECOMM SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                         THREE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                         1997           1996
                                                    ----------------------------
                                                             (UNAUDITED)
Revenues                                             $   14,591     $    4,155
Costs of revenues                                        12,919          3,591
                                                    ----------------------------
Gross profit                                              1,672            564
                                                    ----------------------------

Operating expenses:
    Selling and marketing                                   831            554
    Research and development                                280             92
    General and administrative                            1,088            661
                                                    ----------------------------
Total operating expenses                                  2,199          1,307
                                                    ----------------------------
Loss from operations                                       (527)          (743)

Interest income, net of interest expense of $2 and
    $12 for the periods ended September 30, 1997 and
    1996, respectively                                      264             14
                                                    ----------------------------
Loss before minority interests in operations of
    consolidated subsidiary                                (263)          (729)
Minority interests in operations of consolidated
    subsidiary                                                -            175
                                                    ----------------------------
Net loss                                             $     (263)    $     (554)
                                                    ============================
Net loss per share                                   $    (0.04)
                                                    ============
Shares used in computing net loss per share           6,830,517
                                                    ============
Pro forma net loss per share                                        $    (0.09)
                                                                ================
Shares used in computing pro forma net
    loss per share                                                   5,949,067
                                                                ================



                              See accompanying notes.

                                                  GLOBECOMM SYSTEMS INC.
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             (IN THOUSANDS EXCEPT SHARE DATA)

                              PREFERRED STOCK
                              ---------------
                       CLASS A              CLASS B                              ADDITIONAL                      TOTAL
                       -------              -------            COMMON STOCK       PAID-IN     ACCUMULATED   STOCKHOLDERS'
                   SHARES    AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT         EQUITY
                   ------    ------     ------    ------     ------    ------     -------       -------          -----
Balance at June
  30, 1997......    172,304     $-     514,714      $1     3,906,119     $4       $21,970       $(5,979)         $15,996
                 =========================================================================================================

Conversion of
  Preferred
  Stock into
  Common
  Stock.........   (172,304)     -    (514,714)     (1)    1,958,060      2            (1)            -                -
Sale of Common
  Stock in
  Initial Public
  Offering......          -      -           -       -     3,162,500      3        27,901             -           27,904
Exercise of
  options........         -      -           -       -        35,500      -           143             -              143
Exercise of
  warrants.......         -      -           -       -         5,700      -            46             -               46
Options granted
  to employees
  and directors..         -      -           -       -             -      -            19             -               19
Net loss.........         -      -           -       -             -      -             -          (263)            (263)
                 ---------------------------------------------------------------------------------------------------------

Balance at
  September 30,
  1997                    -     $-           -      $-     9,067,879     $9       $50,078       $(6,242)         $43,845
                 =========================================================================================================

                                                  See accompanying notes.

                               GLOBECOMM SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                         1997           1996
                                                    ----------------------------
                                                             (UNAUDITED)

NET LOSS                                               $  (263)      $   (554)

OPERATING ACTIVITIES:
Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation and amortization                          156             97
    Amortization of organization costs                      13             10
    Stock compensation expense                              19             23
    Minority interests in operations of consolidated
      subsidiary                                             -           (175)
    Changes in operating assets and liabilities:
      Accounts receivable                                1,835           (736)
      Inventories                                         (606)          (673)
      Prepaid expenses and other current assets            (67)          (206)
      Other assets                                         811           (148)
      Accounts payable                                  (5,715)           548
      Accrued payroll and related fringe benefits         (105)          (152)
      Accrued commissions and other accrued expenses        39            (41)
                                                    ----------------------------
NET CASH (USED) IN OPERATING ACTIVITIES                 (3,883)        (2,007)
                                                    ----------------------------

INVESTING ACTIVITIES:
Purchases of investments                                  (600)          (420)
Purchases of fixed assets                               (1,412)          (157)
Payment of organization costs                                -             81
Restricted cash                                           (375)           179
                                                    ----------------------------
NET CASH (USED) IN INVESTING ACTIVITIES                 (2,387)          (317)
                                                    ----------------------------

FINANCING ACTIVITIES:
Proceeds from sales of common stock, net                     -            250
Proceeds from initial public offering of common
    stock, net                                          27,904              -
Proceeds from sales of preferred stock, net                  -            257
Proceeds from exercise of warrants                          46              -
Proceeds from exercise of stock options                    143              -
Loan to stockholder                                          -            150
Payments under capital leases                              (14)           (30)
                                                    ----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               28,079            627
                                                    ----------------------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS    21,809         (1,697)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         5,164          3,435
                                                    ============================
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $26,973       $  1,738
                                                    ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                 $     2       $      7
                                                    ============================

                            See accompanying notes.

                            Globecomm Systems Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 1997
                                  (Unaudited)

1.   Initial Public Offering

     On August 13, 1997, Globecomm Systems Inc. (the "Company") consummated an initial public offering ("IPO") of 3,162,500 shares of the Company's common stock at a price to the public of $10.00 per share. This included 412,500 shares purchased pursuant to the Underwriters' over-allotment option, which was exercised in full on August 27, 1997. The net proceeds to the Company amounted to $27,904,000 after the underwriters' discount and related expenses of the offering.

     The net proceeds have been invested in cash and cash equivalents, such as, short-term debt instruments, certificates of deposit or direct or guaranteed obligations of the United States.

2.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     The accompanying financial statements should be read in conjunction with the audited financial statements of the Company for the year ended
June 30, 1997 and the notes thereto contained in the Company's Registration Statement on Form S-1, Registration No. 333-22425, filed with the Securities and Exchange Commission on February 27, 1997, as amended.

3.  Summary of Significant Accounting Policies

Net Loss Per Share and Pro Forma Net Loss Per Share

      Net loss per share for the three-month period ended September 30,1997 is based on the weighted average number of common shares outstanding during the period.

      Pro forma net loss per share for the three month period ended September 30, 1996 is based on the weighted average number of shares of common stock outstanding including the conversion of the Class A and Class B Convertible Preferred Stock into common stock, which occured upon the consummation of the Company's IPO. However, in accordance with Staff Accounting Bulletin 83 of the Securities and Exchange Commission, common stock and common stock equivalents that were issued during the 12 months preceding the IPO at prices below the IPO price ($10.00 per share) have been included in the Company's pro forma net loss per share computation using the treasury stock method and the IPO price, and treated as if they had been issued at the Company's inception even though they were antidilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share", which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At such time, the Company will be required to change the method currently used to compute earnings per share and restate all periods. Under the new requirements for calculating basic earnings per share the dilutive effect of stock options, warrants, and convertible securities will be excluded. The impact of adopting SFAS No. 128 is not expected to be material.

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". These standards are effective for fiscal years beginning after December 15, 1997. The adoption of these standards will have no impact on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1, Registration No. 333-22425.

OVERVIEW

      The Company designs, assembles and installs satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's customers include prime communications infrastructure contractors, government-owned PTTs, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations. Through its subsidiary, NetSat Express, Inc. ("NetSat Express"), the Company also offers Internet access by satellite for businesses and organizations, corporate Intranets, and data communication services in developing countries.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      Revenues. Revenues, which were derived from sales of ground segment systems and networks, increased by $10.4 million, or 251.2%, to $14.6 million for the first quarter ended September 30, 1997 from $4.2 million for the first quarter ended September 30, 1996. The increase was primarily the result of an increase in the number of shipments and/or completion of ground segment systems and networks contracts.

      Costs of Revenues. Costs of revenues increased by $9.3 million, or 259.8%, to $12.9 million for the first quarter ended September 30, 1997 from $3.6 million for the first quarter ended September 30, 1996. The increase was primarily due to the increase in the shipment and/or completion of ground segment systems and networks contracts. Costs of revenues as a percentage of revenues was 88.5% for the first quarter ended September 30, 1997 compared to 86.4% for the first quarter ended September 30, 1996.

      Gross Profit. Gross profit increased by $1.1 million to $1.7 million for the first quarter ended September 30, 1997 from $0.6 million for the first quarter ended September 30, 1996. The increase was primarily due to the increase in the shipment of ground segment systems and networks. Gross profit as a percentage of revenues was 11.5% for the first quarter ended September 30, 1997 compared to 13.6% for the first quarter ended September 30, 1996. Such decrease was due primarily to an increase in orders awarded through a competitive bidding process, which typically result in lower gross profit margins than negotiated contracts.

      Selling and Marketing. Selling and marketing expenses increased by $0.3 million, or 50.0%, to $0.8 million for the first quarter ended September 30, 1997 from $0.6 million for the first quarter ended September 30, 1996. The increase was primarily due to the increase in the number of bids and proposals prepared by the Company as well as an increase in expenses associated with NetSat Express. Selling and marketing expenses as a percentage of revenues was 5.7% for the first quarter ended September 30, 1997 compared to 13.3% for the first quarter ended September 30, 1996.

      Research and Development. Research and development expenses increased by $0.2 million, or 204.3%, to $0.3 million for the first quarter ended September 30, 1997 from $0.1 million for the first quarter ended September 30, 1996 due to an increase in development costs associated with customizable systems. Research and development expenses as a percentage of revenues decreased to 1.9% for the first quarter ended September 30, 1997 from 2.2% for the first quarter ended September 30, 1996.

      General and Administrative. General and administrative expenses increased by $0.4 million, or 64.6%, to $1.1 million for the first quarter ended September 30, 1997 from $0.7 million for the first quarter ended September 30, 1996, but decreased as a percentage of revenues to 7.5% for the first quarter ended September 30, 1997 from 15.9% for the first quarter ended September 30, 1996. The increase in general and administrative expenses resulted from personnel increases to service the increasing customer base for the Company's ground segment business, an increase in expenses associated with NetSat Express, and costs associated with operating a public company.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1997, the Company had working capital of $33.2 million, including cash and cash equivalents of $27.0 million, restricted cash of $1.9 million, accounts receivable of $12.5 million and inventories of $2.9 million, offset by $10.4 million in accounts payable and $1.1 million in accrued expenses.

      Several factors had a major effect on the Company's liquidity during the first quarter ended September 30, 1997. First, the net proceeds from the Company's IPO amounted to $27.9 million after the underwriters' discount and related expenses of the offering. Second, the decrease in accounts receivable of $1.8 million as a result of collections on certain fourth quarter 1997 sales, more than offset by a decrease in accounts payable of approximately $5.7 million. The third factor affecting liquidity during the first quarter ended September 30, 1997 was the Company's investment activities. The Company increased its investment in its strategic suppliers by approximately $0.6 million during the quarter and spent an additional $1.1 million on improvements to complete the Company's office and assembly-facility.

      The Company's future capital requirements will depend upon many factors, including the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the success of the Company's marketing efforts in both the satellite ground segment and Internet services fields, the nature and timing of customer orders and the extent to which it must conduct research and development efforts internally. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements for at least the next 12 to 18 months.

CERTAIN BUSINESS CONSIDERATIONS

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

      The Company, which was formed in August 1994, has a limited operating history upon which an evaluation of the Company can be based and has incurred significant operating losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company incurred operating losses of $1.1 million, $2.3 million and $2.7 million during the fiscal years ended June 30, 1995, 1996 and 1997, respectively, and $0.2 million during the first quarter ended September 30, 1997 and currently anticipates that it will incur further operating losses as it attempts to expand its business. The Company's ability to expand its business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or positive operating or net income. As of September 30, 1997, the Company had an accumulated deficit of $6.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."

INTENSE COMPETITION; LIMITED BARRIERS TO ENTRY

      The markets for both ground segment systems and networks and satellite-delivered data communications services are highly competitive. Many of the Company's competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, such competitors may be able to develop and expand their products and services more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. In addition, there are limited barriers to entry in the Company's markets and certain of the Company's strategic suppliers and customers have technologies and capabilities in the Company's product areas and could choose to compete with the Company or to replace the Company's products or services with their own. The entry of new competitors, the decision by a strategic ally to compete with the Company or the decision by a customer to develop and employ in-house capability to satisfy its satellite communications needs could have a material adverse effect on the Company's business, financial condition and results of operations

      There can be no assurance that the Company's competitors will not develop or acquire competing products or that such products will not be offered at significantly lower prices. In addition, current and potential competitors in both markets in which the Company competes have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross profit margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company also is dependent on the continued success and development of the satellite communications industry, which itself competes with other technologies such as terrestrial microwave, copper wire and fiber optic communications systems. Any failure of the satellite communications industry to continue to develop, or any technological development which significantly improves the capacity, cost or efficiency of such competing systems relative to satellite systems, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Rapid Industry Change; Technological Obsolescence."

RELIANCE ON STRATEGIC RELATIONSHIPS

      The Company is dependent on certain customers and suppliers for the development and expansion of its ground segment system and network business. However, such relationships are not governed by any contract and accordingly neither the Company nor such customers or suppliers are obligated to maintain such strategic relationships. There can be no assurance that the Company will be able to maintain such strategic relationships, that its strategic customers and suppliers will continue to assist the Company by developing and expanding its business and by providing research and development expertise, or that such strategic customers and suppliers will not actually compete with the Company in the future. See "Intense Competition; Limited Barriers to Entry."

      In addition, the Company relies on the Personal Earth Station and DirecPC technologies provided by Hughes Network Systems, Inc., a subsidiary of Hughes Electronics Corp. ("Hughes Network Systems" or "HNS") in connection with the planned operation of NetSat Express's satellite-delivered data communications services business. Each project for which NetSat Express uses HNS' DirecPC technology will require the grant of a license from HNS to NetSat Express. Hughes Network Systems is under no obligation to grant such licenses and there can be no assurance that NetSat Express will be able to negotiate such licensing arrangements with Hughes Network Systems on acceptable terms, or at all. In addition, failure to maintain a business relationship with Hughes Network Systems would have a material adverse effect on the Company's business, financial condition and results of operations.

      Because the Company intends to provide its satellite-delivered data communications services almost entirely in developing markets where the Company has little or no market experience, the Company will also be dependent on local partners in such markets to provide marketing expertise and knowledge of the local regulatory environment in order to facilitate the acquisition of necessary licenses and access to existing customers. The Company has not yet formally established an alliance with a local partner. The Company's failure to form and maintain such alliances with local partners, or the preemption or disruption of such alliances by the actions of the Company's competitors or otherwise, would adversely affect the Company's ability to penetrate and compete successfully in such emerging markets. There can be no assurance that the Company will be able to compete successfully in the future in such markets or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF CUSTOMER CONCENTRATION

      The Company typically relies upon a small number of customers for a large portion of its revenues. The Company expects that in the near term a significant portion of its revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from period to period) as the Company seeks to expand its business and its customer base. The reduction, delay, or cancellation of orders from one or more of such significant customers would have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF MANAGEMENT OF RAPID GROWTH

      The Company has been significantly and rapidly expanding its operations since its inception. In order to pursue successfully the opportunities presented by the ground segment and emerging satellite-delivered communications and Internet/intranet-infrastructure markets, the Company will be required to continue to expand its operations. Such expansion has placed, and is expected to continue to place, a significant strain on the Company's personnel, management, financial and other resources. In order to manage any future growth effectively, the Company will, among other things, be required to attract, train, motivate and manage a significantly larger number of employees successfully to conduct product engineering and management, product implementation, sales activity and customer support activities; manage higher working capital requirements; and improve its operating and financial systems. Any failure to manage any future growth in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RISK OF FIXED-PRICE CONTRACTS

      Virtually all of the Company's contracts for installation of ground segment systems and networks are on a fixed-price basis. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering, design and testing. Since the Company's business may at certain times be concentrated in a limited number of large contracts, a significant cost overrun on any one contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Customer Concentration."

INHERENT RISK OF INTERNATIONAL OPERATIONS

      Most of the Company's revenues are derived from sales to customers outside the United States. The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, a decrease in the value of foreign currencies relative to the U.S. dollar may adversely affect demand for the Company's products and services by increasing the price of the Company's products and services in the currency of the countries in which they are sold. Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems and networks, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPHASIS ON DEVELOPING MARKETS; UNCERTAIN MARKET POTENTIAL

      The Company believes a substantial portion of the growth in demand for its ground segment systems and networks and its recently launched satellite-delivered data communications services will come from customers in developing countries. There can be no assurance that such increases in demand will occur or that prospective customers will accept such products and services in sufficient quantities or at all. The degree to which the Company is able to penetrate potential markets in developing countries will be affected in major part by the speed with which other competing elements of the communications infrastructure, such as telephone lines, other satellite-delivered solutions and fiber optic cable and television cable, are installed in the developing countries and with respect to the Company's data communications services, on the effectiveness of the Company's local partners in such markets. The failure to have its products and services accepted in developing countries would have a material adverse effect on the Company's business, financial condition and results of operations. See "Intense Competition; Limited Barriers to Entry" and "Reliance on Strategic Relationships."

RAPID INDUSTRY CHANGE; TECHNOLOGICAL OBSOLESCENCE

      The telecommunications industry, including the satellite communications ground segment systems and networks and data communication services businesses, is characterized by rapid and continuous technological change. Future technological advances in the telecommunications industry may result in the availability of new products or services that could compete with the satellite ground segment products and services provided by the Company or render the Company's products and services obsolete. There can be no assurance that the Company will be successful in developing and introducing new products and services that meet changing customer needs or in responding to technological changes or evolving industry standards in a timely manner, if at all, or that services or technologies developed by others will not render the Company's products or services noncompetitive. Any failure by the Company to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technology or products that render the Company's products and services noncompetitive or obsolete would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON SUPPLIERS; SOLE AND LIMITED SOURCES OF SUPPLY


      The Company currently procures most of the critical components and services for its products from single or limited sources in connection with specific contracts and does not otherwise carry significant inventories or have long-term or exclusive supply contracts with its source vendors. The Company has from time to time experienced delays in receiving products from certain of its vendors due to quality control or manufacturing problems, shortages of materials or components or product design difficulties. There can be no assurance that similar problems will not recur or that replacement products will be available when needed at commercially reasonable rates, or at all. If the Company were to change certain of its vendors, the Company would be required to perform additional testing procedures upon the components supplied by such new vendors, which could prevent or delay product shipments. Additionally, prices could increase significantly in connection with changes of vendors. Any inability of the Company to obtain timely deliveries of materials of acceptable quality or timely services, or any significant increase in the prices of materials or services, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk of Fixed-Price Contracts" and "Quarterly Fluctuations".

QUARTERLY FLUCTUATIONS

      The Company may in the future experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including the timing of the initiation and completion of contracts, the demand for the Company's products and services, the introduction of new or enhanced products and services by the Company or its competitors, market acceptance of new products and services, the mix of revenues between custom-built satellite communications systems and networks designed for its customers and standard installations provided to its customers, the growth of demand for Internet infrastructure-based products and services in developing countries, the timing of significant marketing programs, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

RISK OF FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS

      The Company is subject to various federal laws and regulations which may have negative effects on the Company. The Company intends to erect a teleport in Hauppauge, New York, which will be subject to FCC Rules and Regulations. The Company will be required to obtain a license from the FCC for both domestic and international operation of the teleport and must operate it in compliance with FCC Rules and Regulations for the term of the license. There can be no assurance that the Company will be able to obtain or maintain the necessary license.

      Under the FCC Rules and Regulations, non-U.S. citizens or their representatives, foreign governments, or corporations otherwise subject to control by non-U.S. citizens, may not own more than 20% of a licensee directly, or, if the FCC finds it consistent with the public interest, may not own more than 25% of the parent of a licensee. Non-U.S. citizens may not serve as officers of a licensee or as members of a licensee's board of directors, although the FCC may waive this requirement in whole or in part. Failure to comply with these requirements may result in the FCC issuing an order to the entity requiring divestiture of alien ownership to bring the entity into compliance with the FCC Rules and Regulations. In addition, fines, a denial of renewal or revocation of the license are possible. The Company has no knowledge of any present foreign ownership which would result in a violation of the FCC Rules and Regulations, but there can be no assurance that foreign holders will not in the future hold more than 20% or 25% of the Common Stock of the Company.

     Regulatory schemes in countries in which the Company may seek to provide its satellite-delivered data communications services may impose impediments on the Company's operations. Certain countries in which the Company intends to operate have telecommunications laws and regulations that do not currently contemplate technical advances in broadcast technology such as Internet/intranet transmission by satellite.

There can be no assurance that the present regulatory environment in any such country will not be changed in a manner which may have a material adverse impact on the Company's business. The Company or its local partners typically must obtain authorization for each country in which the Company provides its satellite-delivered data communications services. Although the Company believes that it or its local partners will be able to obtain the requisite licenses and approvals from the countries in which the Company intends to provide service, the regulatory schemes in each country are different and thus there may be instances of noncompliance of which the Company is not aware. Although the Company believes these regulatory schemes will not prevent the Company from pursuing its business plan, there can be no assurance such licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which the Company wishes to offer its services or that restrictions applicable thereto will not be unduly burdensome.

      The sale of the Company's ground segment systems and networks outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect the Company's competitive position. In addition, in order to ship its products into European Union countries, the Company must satisfy certain technical requirements. If the Company were unable to comply with such requirements with respect to a significant quantity of the Company's products, the Company's sales in Europe could be restricted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

      The Company's future success depends to a significant extent on its executive officers and certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains term life insurance in the amount of $1.0 million on David E. Hershberg, the Chairman and Chief Executive Officer of the Company and term life insurance in the amount of $500,000 for each of Messrs. Miller, DiCicco, Woodring, Yablonski and Melfi, all of whom are officers of the Company. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably.

PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT

      The Company relies heavily on the technological and creative skills of its personnel, new product developments, computer programs and designs, frequent product enhancements, reliable product support and proprietary technological expertise in maintaining its competitive position, and lacks patent protection for its products and services. There can be no assurance that others will not independently develop or acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary and confidential technological expertise or disclose such technologies or that the Company can ultimately protect its rights to such proprietary technological expertise.

      The Company generally relies on confidentiality agreements with its consultants, key employees and sales representatives to protect its proprietary technological expertise, and generally controls access to and distribution of its technology, software and other proprietary information. Despite these precautions, there can be no assurance that such agreements will not be breached, that the Company will have adequate remedies for any such breach or that a third party will not copy or otherwise obtain and use the Company's products or technology without authorization or develop similar products or technology independently. Failure by the Company to maintain protection of its proprietary technological expertise for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company is subject to the risk of alleged infringement of intellectual property rights of others. Most of the Company's officers and employees were formerly officers or employees of other companies in the industry. The Company believes that neither it nor its officers or employees have violated any agreements with, or obligations to, prior employers. Although the Company is not aware of any pending or threatened infringement claims with respect to the Company's current or future products, there can be no assurance that third parties, including previous employers, will not assert such claims or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce or protect the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company currently has several patent applications pending in the United States and a Patent Cooperation Treaty ("PCT") application, corresponding to one of the United States applications, is pending in a number of foreign jurisdictions. The Company also intends to seek further patents on its technology, if appropriate. There can be no assurance that patents will issue from any of the Company's pending or any future applications or that any claims allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

      The Company has filed applications for trademark registration of Globecomm Systems Inc. in the United States and of NetSat Express in the United States, Singapore, the European Union, the Russian Federation and Brazil, and intends to seek registration of other trademarks in the future. There can be no assurance that registrations will be granted from any of the Company's pending or future applications, or that any registrations that are granted to the Company will prevent others from using similar trademarks in connection with related goods and services.

RISK OF CONCENTRATED OWNERSHIP

      As of November 6, 1997, the Company's officers and directors, and their affiliates, beneficially own approximately 2,424,687 shares, constituting approximately 26.0% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

POSSIBLE VOLATILITY OF STOCK PRICE

      The market price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, acceptance of satellite communication services in developing countries, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have affected the market price of securities of many companies in the telecommunications and high technology industries. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Quarterly Fluctuations."

                          PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           Prior to the effectiveness of the Company's Registration Statement on Form S-1, Registration No. 333-22425 (the "Registration Statement"), the Company effected a 2.85-for-one stock split of the Common Stock and the Company filed its Amended and Restated Certificate of Incorporation, which among other things changed the number of authorized shares of Common Stock and Preferred Stock. On August 13, 1997, upon consummation of its initial public offering, all outstanding shares of all series of the Company's Preferred Stock were converted into an aggregate of 1,958,060 shares of Common Stock

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           On August 13, 1997, the Company consummated its initial public offering of 3,162,500 shares of its common stock at a price to the public of $10.00 per share. This included 412,500 shares purchased pursuant to the Underwriters' over-allotment option, which was exercised in full on August 27, 1997. All of the shares were sold by the Company.

Item 6.    Exhibits and Report on Form 8-K

           (a) Exhibits


Exhibit No.
-----------
3.1 Form of Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 to the Company's Registration Statement).

3.2 Form of Amended and Restated By-Laws of the Registrant (incorporated by reference to exhibit 3.4 to the Company's Registration Statement).

4.1 Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Company's Registration Statement).

4.2 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

4.3 Form of Registration Rights Agreement dated as of February 1997 (incorporated by reference to exhibit 10.1 to the Company's Registration Statement).

4.4 Form of Registration Rights Agreement dated May 30, 1996 (incorporated by reference to exhibit 10.2 to the Company's Registration Statement).

4.5 Form of Registration Rights Agreement dated December 31, 1996, as amended (incorporated by reference to exhibit 10.3 to the Company's Registration Statement).

10.4 Letter Agreement for purchase and sale of 199,500 shares of Common Stock dated November 9, 1995 between the Registrant and Thomson-CSF (incorporated by reference to exhibit 10.4 to the Company's Registration Statement).

10.5 Investment Agreement dated February 12, 1996 by and between Shiron Satellite Communications (1996) Ltd. and the Registrant (incorporated by reference to exhibit 10.5 to the Company's Registration Statement).

10.6* Stock Purchase Agreement dated as of August 30, 1996 by and between C-Grams Unlimited Inc. and the Registrant (incorporated by reference to exhibit 10.6 to the Company's Registration Statement).

10.7 Memorandum of Understanding dated December 18, 1996 by and between NetSat Express, Inc. and Applied Theory Communications, Inc. (incorporated by reference to exhibit 10.7 to the Company's Registration Statement).

10.8 Stock Purchase Agreement dated as of August 23, 1996 by and between NetSat Express, Inc. and Hughes Network Systems, Inc. (incorporated by reference to exhibit 10.8 to the Company's Registration Statement).

10.9 Employment Agreement dated as of January 27, 1997 between the Registrant and David E. Hershberg (incorporated by reference to exhibit 10.9 to the Company's Registration Statement).

10.10 Employment Agreement dated as of January 27, 1997 between the Registrant and Kenneth A. Miller (incorporated by reference to exhibit 10.10 to the Company's Registration Statement).

10.11 Purchase and Sale Agreement, 45 Oser Avenue, Hauppauge, New York, dated December 12, 1996 by and between Eaton Corporation and the Registrant (incorporated by reference to exhibit 10.13 to the Company's Registration Statement).

10.12      1997 Stock Incentive Plan (incorporated by reference to exhibit
           10.14 to the Company's Registration Statement).

27         Financial Data Schedule.


----------
* Confidential treatment granted

           (b) Reports on Form 8-K
               No reports on Form 8-K.

                            GLOBECOMM SYSTEMS, INC.

                                 Exhibit Index

Exhibit No.
-----------

3.1 Form of Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 to the Company's Registration Statement).

3.2 Form of Amended and Restated By-Laws of the Registrant (incorporated by reference to exhibit 3.4 to the Company's Registration Statement).

4.1 Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Company's Registration Statement).

4.2 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

4.3 Form of Registration Rights Agreement dated as of February 1997 (incorporated by reference to exhibit 10.1 to the Company's Registration Statement).

4.4 Form of Registration Rights Agreement dated May 30, 1996 (incorporated by reference to exhibit 10.2 to the Company's Registration Statement).

4.5 Form of Registration Rights Agreement dated December 31, 1996, as amended (incorporated by reference to exhibit 10.3 to the Company's Registration Statement).

10.4 Letter Agreement for purchase and sale of 199,500 shares of Common Stock dated November 9, 1995 between the Registrant and Thomson-CSF (incorporated by reference to exhibit 10.4 to the Company's Registration Statement).

10.5 Investment Agreement dated February 12, 1996 by and between Shiron Satellite Communications (1996) Ltd. and the Registrant (incorporated by reference to exhibit 10.5 to the Company's Registration Statement).

10.6* Stock Purchase Agreement dated as of August 30, 1996 by and between C-Grams Unlimited Inc. and the Registrant (incorporated by reference to exhibit 10.6 to the Company's Registration Statement).

10.7 Memorandum of Understanding dated December 18, 1996 by and between NetSat Express, Inc. and Applied Theory Communications, Inc. (incorporated by reference to exhibit 10.7 to the Company's Registration Statement).

10.8 Stock Purchase Agreement dated as of August 23, 1996 by and between NetSat Express, Inc. and Hughes Network Systems, Inc. (incorporated by reference to exhibit 10.8 to the Company's Registration Statement).

10.9 Employment Agreement dated as of January 27, 1997 between the Registrant and David E. Hershberg (incorporated by reference to exhibit 10.9 to the Company's Registration Statement).

10.10 Employment Agreement dated as of January 27, 1997 between the Registrant and Kenneth A. Miller (incorporated by reference to exhibit 10.10 to the Company's Registration Statement).

10.11 Purchase and Sale Agreement, 45 Oser Avenue, Hauppauge, New York, dated December 12, 1996 by and between Eaton Corporation and the Registrant (incorporated by reference to exhibit 10.13 to the Company's Registration Statement).

10.12      1997 Stock Incentive Plan (incorporated by reference to exhibit
           10.14 to the Company's Registration Statement).

27         Financial Data Schedule.


----------
* Confidential treatment granted

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLOBECOMM SYSTEMS INC.
                                    (Registrant)



Date: November 12, 1997             /s/ David E. Hershberg
                                    ------------------------------------------
                                    David E. Hershberg
                                    Chief Executive Officer and Chairman of
                                    the Board of Directors




Date: November 12, 1997             /s/ Andrew C. Melfi
                                    ------------------------------------------
                                    Andrew C. Melfi
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)