Form 10-Q
period 1997-12-31
GLOBECOMM SYSTEMS INC
filed 1998-02-12
CIK 1031028

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1997
                               -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------------

                    Commission file number    000-22839
                                           ----------------


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

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,083,865 shares of the Company's Common Stock, $.001 par value, were outstanding as of February 6, 1998.

                            GLOBECOMM SYSTEMS INC.

                     Index to December 31, 1997 Form 10-Q

                                                                          Page
                                                                          ----
                        Part I -- Financial Information

Item 1. Financial Statements................................................  3

        Consolidated Balance Sheets -- December 31, 1997 and
          June 30, 1997.....................................................  3

        Consolidated Statements of Operations -- Three and
          Six Month Periods Ended December 31, 1997 and 1996................  5

        Consolidated Statement of Changes in Stockholders' Equity
          -- Six Month Period Ended December 31, 1997.......................  6

        Consolidated Statements of Cash Flows -- Six Months Ended
          December 31, 1997 and 1996........................................  7

        Notes to Consolidated Financial Statements..........................  8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  9


                              Part II -- Other Information

Item 1. Legal Proceedings................................................... 17

Item 2. Changes in Securities and Use of Proceeds........................... 17

Item 3. Defaults Upon Senior Securities..................................... 18

Item 4. Submission of Matters to a Vote of Security Holders................. 18

Item 5. Other Information................................................... 18

Item 6. Exhibits and Report on Form 8-K..................................... 18

        Signatures.......................................................... 21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GLOBECOMM SYSTEMS INC.
                            CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARE DATA)

                                                   DECEMBER 31,   JUNE 30,
                                                       1997         1997
                                                   ------------   --------
                                                    (UNAUDITED)      (1)
Assets
Current assets:
   Cash and cash equivalents                           $18,875      $ 5,164
   Restricted cash                                       3,554        1,537
   Accounts receivable                                  24,420       14,350
   Inventories, net                                      1,114        2,293
   Prepaid expenses and other current assets               743          307
                                                       -------      -------
TOTAL CURRENT ASSETS                                    48,706       23,651

Fixed assets, net                                        8,827        7,151
Investments                                              1,914        1,308
Other assets                                               355        1,176
                                                       -------      -------
TOTAL ASSETS                                           $59,802      $33,286
                                                       =======      =======



                            See accompanying notes.

                               GLOBECOMM SYSTEMS INC.
                            CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARE DATA)

                                                         DECEMBER 31,  JUNE 30,
                                                             1997        1997
                                                       --------------   -------
                                                          (UNAUDITED)     (1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $14,243    $16,089
   Accrued payroll and related fringe benefits                   566        438
   Accrued commissions                                           295        360
   Other accrued expenses and current liabilities                408        329
   Capital lease obligations                                      45         56
                                                             -------    -------
TOTAL CURRENT LIABILITIES                                     15,557     17,272

Capital lease obligations                                          1         18
                                                             -------    -------
TOTAL LIABILITIES                                             15,558     17,290
                                                             -------    -------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 3,000,000 shares
   authorized
    Class A convertible - shares authorized,
     issued and outstanding: none at December 31, 1997
     and 172,304 at June 30, 1997                               --        --
    Class B convertible - shares authorized, issued
     and outstanding: none at December 31, 1997 and
     514,714 at June 30, 1997                                   --            1
   Common stock, $.001 par value; 22,000,000 shares
    authorized, shares issued and outstanding:
    9,081,865 at December 31, 1997 and 3,906,119 at
    June 30, 1997 (5,864,120 after giving pro forma
    effect to the conversion of preferred stock into
    common stock)                                                  9          4
   Additional paid-in capital                                 50,154     21,970
   Accumulated deficit                                        (5,919)    (5,979)
                                                             -------    -------
TOTAL STOCKHOLDERS' EQUITY                                    44,244     15,996
                                                             -------    -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $59,802    $33,286
                                                             =======    =======


                              See accompanying notes.


(1) The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               GLOBECOMM SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED; IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                 DECEMBER 31,  DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                     1997          1996         1997         1996
                                 -----------   ----------     --------     ----------
Revenues                         $    16,269   $    9,151   $   30,860     $   13,306
Costs of revenues                     13,902        7,906       26,821         11,497
                                 -----------   ----------   ----------     ----------
Gross profit                           2,367        1,245        4,039          1,809
                                 -----------   ----------   ----------     ----------

Operating expenses:
     Selling and marketing               966          847        1,797          1,401
     Research and development            304          137          584            229
     General and administrative        1,153          755        2,241          1,416
                                 -----------   ----------   ----------     ----------
Total operating expenses               2,423        1,739        4,622          3,046
                                 -----------   ----------   ----------     ----------

Loss from operations                     (56)        (494)        (583)        (1,237)

Interest income, net                     379           56          643             70
                                 -----------   ----------   ----------     ----------

Income (loss) before
 minority interests in
 operations of consolidated
 subsidiary                              323         (438)          60         (1,167)
Minority interests in
 operations of consolidated
 subsidiary                             --            100         --              275
                                 -----------   ----------   ----------     ----------

Net income (loss)                $       323   $     (338)  $       60     $     (892)
                                 ===========   ==========   ==========     ==========

Basic earnings per share         $      0.04                $     0.01
                                 ===========                ==========
Diluted earnings per share       $      0.03                $     0.01
                                 ===========                ==========

Weighted Average Shares:
     Basic                         9,078,256                 7,954,386
                                 ===========                ==========
     Diluted                      10,194,301                 9,074,131
                                 ===========                ==========

Pro forma basic loss per
 share                                         $    (0.06)                 $    (0.15)
                                               ==========                  ==========

Shares used in computing
 pro forma basic loss per
 share                                          5,949,067                   5,949,067
                                               ==========                  ==========



                              See accompanying notes.



                                          GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS EXCEPT SHARE DATA)

                           PREFERRED STOCK
                           ---------------                COMMON STOCK     ADDITIONAL                  TOTAL
                      CLASS A            CLASS B          ------------       PAID-IN   ACCUMULATED  STOCKHOLDERS'
                  SHARES   AMOUNT    SHARES   AMOUNT     SHARES   AMOUNT     CAPITAL     DEFICIT       EQUITY
                  ------   ------    ------   ------     ------   ------    ---------  -----------  -------------

Balance at
 June 30, 1997    172,304   $ --      514,714   $1      3,906,119    $4      $21,970     $(5,979)      $15,996
Conversion of
 Preferred
 Stock to        (172,304)    --     (514,714)  (1)     1,958,060     2           (1)         --            --
 Common
Initial Public         --     --           --    --     3,162,500     3       27,901          --        27,904
 Offering
Exercise of            --     --           --    --        49,486     --         201          --           201
 Options
Exercise of            --     --           --    --         5,700     --          46          --            46
 Warrants
Options granted
 to employees
 and directors         --     --           --    --            --     --          37          --            37
Net Income             --     --           --    --            --     --          --          60            60
                   ------   ------    -------  ------   ---------   ------    --------  -----------  -----------
Balance at
 December 31, 1997     --   $ --           --   $--     9,081,865     $9     $50,154    $ (5,919)     $ 44,244
                   ======   ======    =======  ======   =========   ======   =========  ===========  ===========


                                       See accompanying notes.


                               GLOBECOMM SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                           DECEMBER 31,   DECEMBER 31,
                                                               1997           1996
                                                           ------------   ------------
                                                                    (UNAUDITED)
NET INCOME (LOSS)                                            $     60       $    (892)

OPERATING ACTIVITIES:
Adjustments to reconcile net income (loss) to cash used in
  operating activities:
    Depreciation and amortization                                 329            125
    Amortization of organization costs                             27             14
    Stock compensation expense                                     37             33
    Minority interests in operations of consolidated
    subsidiary                                                     --           (275)
    Changes in operating assets and liabilities:
      Accounts receivable                                     (10,070)        (5,839)
      Inventories                                               1,179          1,288
      Prepaid expenses and other current assets                  (436)            11
      Other assets                                                794             (8)
      Accounts payable                                         (1,846)         3,509
      Accrued payroll and related fringe benefits                 128            103
      Accrued commissions and other accrued expenses               14            958
                                                       ------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          (9,784)          (973)
                                                       ------------------------------
INVESTING ACTIVITIES:
Purchases of investments                                         (606)          (840)
Purchases of fixed assets                                      (2,005)        (3,011)
Payment of organization costs                                      --            (81)
Restricted cash                                                (2,017)          (384)
                                                       ------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          (4,628)        (4,316)
                                                       ------------------------------
FINANCING ACTIVITIES:
Proceeds from sales of common stock, net                           --            275
Proceeds from initial public offering of common
  stock, net                                                   27,904             --
Proceeds from sales of preferred stock, net                        --         11,222
Proceeds from exercise of warrants                                 46             --
Proceeds from exercise of stock options                           201             --
Payments under capital leases                                     (28)           (25)
                                                       ------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      28,123         11,472
                                                       ------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      13,711          6,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                5,164          3,435
                                                       ==============================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  18,875        $ 9,618
                                                       ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                      $       4        $     6
                                                       ==============================

                            See accompanying notes.

                            Globecomm Systems Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1997
                                  (Unaudited)

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

3.  Summary of Significant Accounting Policies

Basic and Diluted Earnings Per Share and Pro Forma Basic Loss Per Share

   During the quarter ended December 31, 1997, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been restated to conform to Statement 128 requirements.

   Basic earnings per share for the three and six-month periods ended December 31,1997 are based on the weighted average number of common shares outstanding during the period.

   Pro forma basic loss per share for the three and six-month periods ended December 31, 1996 is based on the weighted average number of shares of common stock outstanding including the conversion of the Class A and Class B Convertible Preferred Stock into common stock, which occurred upon the consummation of the Company's IPO. However, in accordance with Staff Accounting Bulletin 83 of the Securities and Exchange Commission, common stock and common stock equivalents that were issued during the 12 months preceding the IPO at prices below the IPO price ($10.00 per share) have been included in the Company's pro forma basic loss per share computation using the treasury stock method and the IPO price, and treated as if they had been issued at the Company's inception even though they were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1, Registration No. 333-22425, as amended and Quarterly Reports on Form 10-Q.

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

RESULTS OF OPERATIONS

   Revenues. Revenues, which were derived from sales of ground segment systems and networks, increased by $7.1 million, or 77.8% to $16.3 million and $17.6 million, or 131.9% to $30.9 million, respectively for the three and six-month periods ended December 31, 1997 compared to comparable periods ended December 31, 1996. The increase was primarily the result of an increase in the volume of shipments and/or completion of ground segment systems and networks contracts.

   Costs of Revenues. Costs of revenues increased by $6.0 million, or 75.8% to $13.9 million and $15.3 million, or 133.3% to $26.8 million, respectively for the three and six-month periods ended December 31, 1997 compared to comparable periods ended December 31, 1996. The increase was primarily due to the increase in the shipment and/or completion of ground segment systems and networks contracts.

   Gross Profit. Gross profit increased by $1.1 million to $2.4 million, or 90.1% for the three-month period ended December 31, 1997 from $1.2 million for the comparable period in the preceding year. For the six-month period ended December 31, 1997, gross profit increased by $2.2 million, or 123.3% to $4.0 million from $1.8 million for the comparable period in the preceding year. The increase was primarily due to the increase in the shipment of ground segment systems and networks.

   Gross profit as a percentage of revenues for the three-month period was 14.5% in comparison to 13.6% for the same period in the preceding year. The increase was due primarily to a significant negotiated contract, which resulted in a higher gross profit margin. Gross profit as a percentage of revenues for the six-month period ended December 31, 1997 decreased to 13.1% from 13.6% for the same period in the preceding year. Such decrease was due primarily to a higher percentage of revenues in the first quarter of fiscal 1998 derived from orders which were awarded through a lower margin competitive bidding process.

   Selling and Marketing. Selling and marketing expenses increased by $0.1 million, or 14.0%, to $1.0 million and $0.4 million, or 28.3% to $1.8 million, respectively for the three and six-month periods ended December 31, 1997. The increase was primarily due to the increase in the number of bids and proposals prepared by the Company as a result of the increasing volume of business.

   Research and Development. Research and development expenses increased by $0.2 million, or 121.9%, to $0.3 million and $0.4 million, or 155.0% to $0.6 million, respectively for the three and six-month periods ended December 31, 1997. The increase is due to an increase in development costs associated with customizable systems.

   General and Administrative. General and administrative expenses increased by $0.4 million, or 52.7%, to $1.2 million for the three-month period ended December 31, 1997 from $0.8 million for the same period in the preceding year, but decreased as a percentage of revenues to 7.1% from 8.3% for the same period in the prior year. For the six-month period ended December 31, 1997, general and administrative expenses increased by $0.8 million, or 58.3% to $2.2 million in comparison to $1.4 million for the same period in the preceding year. The increase in general and administrative expenses for the three and six-month periods resulted from an increase in costs associated with operating a public company, personnel increases and an increase in expenses associated with NetSat Express.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had working capital of $33.1 million, including cash and cash equivalents of $18.9 million, restricted cash of $3.6 million, accounts receivable of $24.4 million and inventories of $1.1 million, offset by $14.2 million in accounts payable and $1.3 million in accrued expenses.

   Several factors had a major effect on the Company's liquidity during the period ended December 31, 1997. First, the net proceeds from the Company's IPO amounted to $27.9 million after the underwriters' discount and related expenses of the offering. Second, the increase in accounts receivable of $10.1 million due to the level of sales recorded in the later part of the second quarter of 1998, a decrease in accounts payable of approximately $1.8 million, offset by a decrease in inventories of $1.2 million. The third factor affecting liquidity during the six-month period ended December 31, 1997 was the Company's investment activities. The Company spent an additional $2.0 million in fixed asset additions, including additional improvements to complete the Company's office and assembly-facility. In addition, the Company increased its investment in its strategic suppliers by approximately $0.6 million during the period.

   The Company's future capital requirements will depend upon many factors, including the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the success of the Company's marketing efforts in both the satellite ground segment and Internet services fields, the nature and timing of customer orders and the extent to which it must conduct research and development efforts internally. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements for at least the next 12 months.

CERTAIN BUSINESS CONSIDERATIONS

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

   The Company, which was formed in August 1994, has a limited operating history upon which an evaluation of the Company can be based and has incurred significant operating losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company incurred operating losses of $1.1 million, $2.3 million and $2.7 million during the fiscal years ended June 30, 1995, 1996 and 1997, respectively and may incur further operating losses as it attempts to expand its business. The Company's ability to expand its business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or positive operating or net income. As of December 31, 1997, the Company had an accumulated deficit of $5.9 million.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

INHERENT RISK OF INTERNATIONAL OPERATIONS

   Most of the Company's revenues are derived from sales to customers outside the United States. The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, a decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, may adversely affect demand for the Company's products and services by increasing the price of the Company's products and services in the currency of the countries in which they are sold. Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems and networks, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. The recent economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, has resulted in uncertainty regarding the demand in such countries for capital equipment such as the ground segment systems and networks supplied by the Company. The Company continues to monitor the economic conditions in the Pacific Rim region and its potential impact on the Company. At this time it is too early to determine the effect the economic situation in the Pacific Rim region will have on the Company's revenue growth and results of operations. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000 COMPLIANCE

   Many currently installed computer systems and software products are coded to accept only two digit entries in the data code field. These data code fields will need to accept four digit entries to distinguish 21st century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's internal systems as well as the software it installs in its satellite ground segment systems and networks are designed to be Year 2000 compliant, there can be no assurance that such systems and software contain all necessary date code changes.

   The Company and its customers may be affected by Year 2000 issues. Compliance with Year 2000 requirements may disrupt the Company's ability to continue designing, assembling and installing its satellite ground segment systems and networks. The Company may also incur certain expenditures in connection with Year 2000 compliance. Additionally, even if the Company's internal systems and the software it installs in its ground segment systems and networks are Year 2000 compliant, there can be no assurance that the equipment the Company obtains from third-party vendors and incorporates into its ground segment systems and networks is Year 2000 compliant. If such equipment is not Year 2000 compliant, it could disrupt the ability of the Company's customers to use the Company's ground segment systems and networks. In addition, there can be no assurance that equipment operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Furthermore, if the Company's ground segment systems and networks were unable to be used by the Company's customers because of Year 2000 compliance problems, there can be no assurance that the Company's customers will not commence litigation against the Company for such systems and networks failure. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

QUARTERLY FLUCTUATIONS

   The Company may in the future experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including the timing of the initiation and completion of contracts, the demand for the Company's products and services, the introduction of new or enhanced products and services by the Company or its competitors, market acceptance of new products and services, the mix of revenues between custom-built satellite communications systems and networks designed for its customers and standard installations provided to its customers, the growth of demand for Internet infrastructure-based products and services in developing countries, the timing of significant marketing programs, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions in the U.S. and abroad, such as the currency devaluations in the Pacific Rim region. See "Inherent Risk of International Operations". Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

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

   The Company currently has three patent applications pending in the United States and a Patent Cooperation Treaty ("PCT") application, corresponding to one of the United States applications, is pending in a number of foreign jurisdictions. The Company also intends to seek further patents on its technology, if appropriate. There can be no assurance that patents will issue from any of the Company's pending or any future applications or that any claims allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

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

RISK OF CONCENTRATED OWNERSHIP

   As of February 6, 1998, the Company's officers and directors, and their affiliates beneficially own approximately 2,193,003 shares, constituting approximately 23.3% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        The effective date of the Company's first registration statement (the "Registration Statement") filed on Form S-1 (Registration No. 33-22425) under the Securities Act of 1933, as amended, was August 7, 1997. The class of securities registered was Common Stock. The offering commenced on August 8, 1997 and all securities were sold in the offering. The managing underwriters for the offering were PaineWebber Incorporated and C.E. Unterberg, Towbin.

        Pursuant to the Registration Statement, the Company registered and sold 3,162,500 shares of Common Stock for an aggregate offering price of $31,625,000.

        The Company incurred total expenses in the offering of $3,721,000 of which $2,214,000 represented underwriting discounts and commissions and $1,507,000 represented other expenses. All of such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses were $27,904,000.

        From the effective date of the Registration Statement to December 31, 1997, the approximate amount of net offering proceeds used were $2,531,000 to fund capital expenditures and investments in strategic suppliers and $12,343,000 for working capital purposes, increased selling and marketing efforts, and increased internal research and development expenses. All of such payments were direct or indirect payments to others.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company's Annual Meeting of Stockholders was held on November 13, 1997 (the "Annual Meeting").

        (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

            (i) The following individuals were elected by the Stockholders to serve as Directors:

        Board Member                 Votes for       Votes Withheld
        ------------                 ---------       --------------
        Thomas A. DiCicco            6,893,510            750
        Benjamin Duhov               6,893,510            750
        Herman Fialkov               6,893,610            650
        Shelley A. Harrison          6,893,610            650
        David E. Hershberg           6,881,470         12,790
        Kenneth A. Miller            6,893,610            650
        A. Robert Towbin             6,893,610            650
        C.J. Waylan                  6,893,610            650
        Donald G. Woodring           6,893,510            750
        Stephen C. Yablonski         6,893,610            650


            (ii) The appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending June 30, 1998 was voted upon as follows: 6,875,145 shares voted for; 7,343 shares voted against; and 11,772 shares abstaining.

Item 5. Other Information

        None

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



                                   GLOBECOMM SYSTEMS INC.
                                   ------------------------
                                       (Registrant)



Date: February 12, 1998              /s/ David E. Hershberg
                                    -----------------------
                                    David E. Hershberg
                                    Chief Executive Officer and
                                      Chairman of the Board of
                                      Directors




Date: February 12, 1998               /s/ Andrew C. Melfi
                                    ---------------------
                                    Andrew C. Melfi
                                    Chief Financial Officer
                                    (Principal Financial and
                                       Accounting Officer)