Form 10-Q
period 1998-03-31
GLOBECOMM SYSTEMS INC
filed 1998-05-14
CIK 1031028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


     For the transition period from  ---------------------  to  ---------------

                        Commission file number       000-22839
                                                     ---------

                             Globecomm Systems Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                        11-3225567
------------------------------               ----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
 incorporation or organization)


45 Oser Avenue, Hauppauge, New York                         11788
-------------------------------------------       -----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (516) 231-9800
                                                   -------------------------


             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGED SINCE LAST REPORT.

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,137,408 shares of the Company's Common Stock, $.001 par value, were outstanding as of May 8, 1998.

                             GLOBECOMM SYSTEMS INC.

                       Index to March 31, 1998 Form 10-Q



                                                                                                     Page
                        Part I -- Financial Information                                              ----


Item 1.     Financial Statements........................................................................3

            Consolidated Balance Sheets -- March 31, 1998 and June 30, 1997................... .........3

            Consolidated Statements of Operations -- Three and Nine Month Periods Ended
              March 31, 1998 and 1997...................................................................5

            Consolidated Statement of Changes in Stockholders' Equity -- Nine Month Period
              Ended March 31, 1998......................................................................6

            Consolidated Statements of Cash Flows -- Nine Months Ended March 31,
              1998 and 1997.............................................................................7

            Notes to Consolidated Financial Statements..................................................8

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................................9



                                            Part II -- Other Information

Item 1.     Legal Proceedings..........................................................................18

Item 2.     Changes in Securities and Use of Proceeds..................................................18

Item 3.     Defaults Upon Senior Securities............................................................18

Item 4.     Submission of Matters to a Vote of Security Holders........................................18

Item 5.     Other Information..........................................................................18

Item 6.     Exhibits and Report on Form 8-K............................................................18

            Signatures.................................................................................21




                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                            MARCH 31,             JUNE 30,
                                                             1998                 1997
                                                     ------------------------------------------
                                                          (UNAUDITED)              (1)
Assets
Current assets:
    Cash and cash equivalents                              $ 20,676             $  5,164
    Restricted cash                                           4,424                1,537
    Accounts receivable                                      19,304               14,350
    Inventories, net                                          1,503                2,293
    Prepaid expenses and other current assets                   787                  307
                                                     ------------------------------------------
TOTAL CURRENT ASSETS                                         46,694               23,651


Fixed assets, net                                             9,393                7,151
Investments                                                   2,129                1,308
Other assets                                                    266                1,176
                                                     ------------------------------------------
TOTAL ASSETS                                               $  58,482            $ 33,286
                                                     ==========================================



                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                      MARCH 31,             JUNE 30,
                                                                                         1998                 1997
                                                                                 ------------------------------------------
                                                                                     (UNAUDITED)              (1)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                               $     12,372            $   16,089
    Accrued payroll and related fringe benefits                                             463                   438
    Accrued commissions                                                                     252                   360
    Other accrued expenses and current liabilities                                          394                   329
    Capital lease obligations                                                                32                    56
                                                                                 ------------------------------------------
TOTAL CURRENT LIABILITIES                                                                13,513                17,272

Capital lease obligations                                                                     -                    18
                                                                                 ------------------------------------------
TOTAL LIABILITIES                                                                        13,513                17,290
                                                                                 ------------------------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 3,000,000 shares authorized Class A convertible - shares authorized, issued and outstanding:
        none at March 31, 1998 and 172,304 at June 30, 1997                                     -                   -
       Class B convertible - shares authorized, issued and outstanding:
         none at March 31, 1998 and 514,714 at June 30, 1997                                    -                   1
    Common stock, $.001 par value; 22,000,000 shares authorized, shares issued and outstanding: 9,108,766 at March 31, 1998 and 3,906,119 at June 30,
       1997                                                                                     9                   4
    Additional paid-in capital                                                             50,310              21,970
    Accumulated deficit                                                                    (5,350)             (5,979)
                                                                                 ------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 44,969              15,996
                                                                                 ------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $       58,482          $   33,286
                                                                                 ==========================================



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

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED; IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                              MARCH 31,           MARCH 31,             MARCH 31,           MARCH 31,
                                                1998                1997                   1998                1997
                                         ----------------------------------------  ----------------------------------------

Revenues                                  $         16,261   $           8,226         $       47,121    $        21,532
Costs of revenues                                   13,294               7,239                 40,115             18,736
                                         ----------------------------------------  ----------------------------------------
Gross profit                                         2,967                 987                  7,006              2,796
                                         ----------------------------------------  ----------------------------------------

Operating expenses:
     Selling and marketing                           1,167                 815                  2,964              2,216
      Research and development                         287                 122                    871                351
     General and administrative                      1,235               1,118                  3,476              2,534
                                         ----------------------------------------  ----------------------------------------
Total operating expenses                             2,689               2,055                  7,311              5,101
                                         ----------------------------------------  ----------------------------------------

Income (loss) from operations                          278              (1,068)                  (305)            (2,305)

Interest income, net                                   291                 117                    934                187
                                         ----------------------------------------  ----------------------------------------

Income (loss) before minority
     interests in operations of
     consolidated subsidiary                           569                (951)                   629             (2,118)
Minority interests in operations of
     consolidated subsidiary                             -                   -                      -                275
                                         ----------------------------------------  ----------------------------------------

Net income (loss)                         $            569       $        (951)        $          629    $        (1,843)
                                         ========================================  ========================================

Basic earnings per share                  $           0.06                             $         0.08
                                         ====================                      =====================
Diluted earnings per share                $           0.06                             $         0.07
                                         ====================                      =====================

Weighted Average Shares:
     Basic                                        9,095,003                                 8,331,025
                                         ====================                      =====================
     Diluted                                      9,950,154                                 9,309,639
                                         ====================                      =====================


Pro forma basic loss per share                                 $        (0.16)                           $         (0.32)
                                                             ====================                       ===================
Pro forma diluted loss per share                               $        (0.16)                           $         (0.32)
                                                             ====================                       ===================

Shares used in computing pro forma
     loss per share
     Basic                                                           5,805,532                                 5,752,888
                                                             ====================                       ===================
     Diluted                                                         5,886,757                                 5,834,113
                                                             ====================                       ===================


                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)



                              PREFERRED STOCK
                              ---------------
                     CLASS A               CLASS B             COMMON STOCK       ADDITIONAL                    TOTAL
                -----------------     -----------------       ---------------      PAID-IN    ACCUMULATED  STOCKHOLDERS'
                SHARES     AMOUNT     SHARES     AMOUNT       SHARES   AMOUNT       CAPITAL      DEFICIT       EQUITY
                ----------------------------------------------------------------------------------------------------------
Balance at
   June 30,
   1997            172,304    $ -     514,714        $1       3,906,119     $4      $21,970      $(5,979)       $15,996

Conversion of
  Preferred
  Stock to
  Common          (172,304)     -    (514,714)       (1)      1,958,060      2          (1)            -             -
Initial Public
  Offering               -      -           -          -      3,162,500      3       27,901            -        27,904
Exercise of
  Options                -      -           -          -         75,287      -          329            -           329
Exercise of
  Warrants               -      -           -          -          6,800      -           55            -            55
Options
  granted to
  employees
  and directors          -      -           -          -              -      -           56            -            56
Net Income               -      -           -          -              -      -            -          629           629
                ----------------------------------------------------------------------------------------------------------

Balance at
  March 31,
  1998                   -    $ -           -        $ -      9,108,766      $9     $50,310      $(5,350)      $44,969
                ==========================================================================================================



                            See accompanying notes

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                            NINE MONTHS ENDED
                                                                                      MARCH 31,            MARCH 31,
                                                                                         1998                 1997
                                                                                 ------------------------------------------
                                                                                                (UNAUDITED)

NET INCOME (LOSS)                                                                     $    629             $  (1,843)


OPERATING ACTIVITIES:
Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization                                                         510                   244
     Amortization of organization costs                                                     40                    21
     Stock compensation expense                                                             56                    56
     Minority interests in operations of consolidated subsidiary                             -                  (275)
     Changes in operating assets and liabilities:
        Accounts receivable                                                             (4,954)               (6,158)
        Inventories                                                                        790                   127
        Prepaid expenses and other current assets                                         (480)                 (362)
        Other assets                                                                       870                    (8)
        Accounts payable                                                                (3,717)                3,433
        Accrued payroll and related fringe benefits                                         25                    25
        Accrued commissions and other accrued expenses                                     (43)                  290
                                                                                 ------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (6,274)               (4,450)
                                                                                 ------------------------------------------

INVESTING ACTIVITIES:
Purchases of investments                                                                  (821)                 (898)
Purchases of fixed assets                                                               (2,752)               (3,964)
Payment of organization costs                                                                -                   (81)
Restricted cash                                                                         (2,887)                 (260)
                                                                                 ------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (6,460)               (5,203)
                                                                                 ------------------------------------------


FINANCING ACTIVITIES:
Proceeds from sales of common stock, net                                                     -                   275
Proceeds from initial public offering of common stock, net                              27,904                     -
Proceeds from sales of preferred stock, net                                                  -                12,046
Proceeds from issuance of warrants                                                           -                   562
Proceeds from exercise of warrants                                                          55                     -
Proceeds from exercise of stock options                                                    329                     -
Repayment of loan to stockholder                                                             -                  (315)
Payments under capital leases                                                              (42)                  (41)
                                                                                ------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               28,246                12,527
                                                                                ------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               15,512                 2,874
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         5,164                 3,435
                                                                                ------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 20,676             $   6,309
                                                                                ==========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                $      5             $      50
                                                                                ==========================================



                            See accompanying notes.

                             Globecomm Systems Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)

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

     Basic earnings per share for the three and nine-month periods ended March 31,1998 are based on the weighted average number of common shares outstanding during the period.

     Pro forma basic loss per share for the three and nine-month periods ended March 31, 1997 is based on the weighted average number of shares of common stock outstanding including the conversion of the Class A and Class B Convertible Preferred Stock into common stock, which occurred upon the consummation of the Company's IPO. However, in accordance with Staff Accounting Bulletin 98 of the Securities and Exchange Commission, options to purchase common stock for nominal consideration have been reflected in diluted loss per share for all periods presented in a manner similar to a stock split, even if anti-dilutive.


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

RESULTS OF OPERATIONS

     Revenues. Revenues, which were mainly derived from sales of ground segment systems and networks, increased by $8.0 million, or 97.7% to $16.3 million and increased by $25.6 million, or 118.8% to $47.1 million, respectively, for the three and nine-month periods ended March 31, 1998 compared to comparable periods ended March 31, 1997. The increase was primarily the result of revenues generated by a significant negotiated contract for a satellite and cellular telecommunications network for a customer in Africa.

     Costs of Revenues. Costs of revenues increased by $6.1 million, or 83.6% to $13.3 million and increased by $21.4 million, or 114.1% to $40.1 million, respectively, for the three and nine-month periods ended March 31, 1998 compared to comparable periods ended March 31, 1997. The increase was primarily due to the costs incurred with respect to the negotiated contract in Africa, as well as an increase in the shipment and/or completion of other ground segment systems and networks contracts.

     Gross Profit. Gross profit increased by $2.0 million or 200.6% to $3.0 million, for the three-month period ended March 31, 1998 from $1.0 million for the comparable period in the preceding year. For the nine-month period ended March 31, 1998, gross profit increased by $4.2 million, or 150.6% to $7.0 million from $2.8 million for the comparable period in the preceding year. The increase was primarily due to the margin on the negotiated contract in Africa and the increase in the shipment of ground segment systems and networks.

     Gross profit as a percentage of revenues for the three-month period ended March 31, 1998 was 18.2% in comparison to 12.0% for the same period in the preceding year. The increase was due primarily to a significant negotiated contract, which resulted in a higher gross profit margin. Gross profit as a percentage of revenues for the nine-month period ended March 31, 1998 increased to 14.9% from 13.0% for the same period in the preceding year. Such increase was due primarily to a significant negotiated contract, which resulted in a higher gross profit margin in the second and third quarters of Fiscal 1998.

     Selling and Marketing. Selling and marketing expenses increased by $0.4 million, or 43.2%, to $1.2 million and increased by $0.7 million, or 33.8% to $3.0 million, respectively, for the three and nine-month periods ended March 31, 1998. The increase was primarily due to the increase in the number of bids and proposals prepared by the Company.

     Research and Development. Research and development expenses increased by $0.2 million, or 135.2%, to $0.3 million and increased by $0.5 million, or 148.1% to $0.9 million, respectively, for the three and nine-month periods ended March 31, 1998. The increase is due to an increase in development costs associated with customizable systems.

     General and Administrative. General and administrative expenses increased by $0.1 million, or 10.5%, to $1.2 million for the three-month period ended March 31, 1998 from $1.1 million for the same period in the preceding year, but decreased as a percentage of revenues to 7.6% from 13.6% for the same period in the prior year. For the nine-month period ended March 31, 1998, general and administrative expenses increased by $0.9 million, or 37.2% to $3.5 million in comparison to $2.5 million for the same period in the preceding year. The increase in general and administrative expenses for the three and nine-month periods resulted from an increase in legal and other costs associated with operating a public company and an increase in personnel and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had working capital of $33.2 million, including cash and cash equivalents of $20.7 million, restricted cash of $4.4 million, accounts receivable of $19.3 million, inventories of $1.5 million and prepaid and other current assets of $0.8 million, offset by $12.4 million in accounts payable and $1.1 million in accrued expenses.

     Several factors had a major effect on the Company's liquidity during the nine month period ended March 31, 1998. First, the net proceeds from the Company's IPO amounted to $27.9 million after the underwriters' discount and related expenses of the offering. Second, accounts receivable increased by $5.0 million due to the increase in the level of sales, accounts payable decreased by approximately $3.7 million, inventories decreased by $0.8 million. The third factor affecting liquidity during the nine-month period ended
March 31, 1998 was the Company's investment activities. The Company spent an additional $2.8 million in fixed asset additions, including additional improvements to complete the Company's office and assembly-facility. In addition, the Company increased its investment in its strategic suppliers by approximately $0.8 million during the period.

     The Company's future capital requirements will depend upon many factors, including the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the success of the Company's marketing efforts in both the satellite ground segment and Internet services fields, the nature and timing of customer orders, the extent to which it must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements for at least the next 12 months.

CERTAIN BUSINESS CONSIDERATIONS

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

     The Company, which was formed in August 1994, has a limited operating history upon which an evaluation of the Company can be based and has incurred significant operating losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company incurred operating losses of $1.1 million, $2.3 million and $2.7 million during the fiscal years ended June 30, 1995, 1996 and 1997, respectively and may incur further operating losses as it attempts to expand its business. The Company has reported two consecutive quarters of net income. The Company's ability to expand its business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or continue to report quarterly or annual positive operating or net income. As of March 31, 1998, the Company had an accumulated deficit of $5.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INHERENT RISK OF INTERNATIONAL OPERATIONS

     Most of the Company's revenues are derived from sales to customers outside the United States. The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, a decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, may adversely affect demand for the Company's products and services by increasing the price of the Company's products and services in the currency of the countries in which they are sold. Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems and networks, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. The recent economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, has resulted in uncertainty regarding the demand in such countries for capital equipment such as the ground segment systems and networks supplied by the Company. The Company continues to monitor the difficult economic conditions in the Pacific Rim region and other international markets and its potential impact on the Company. In the short term, continuing to overcome continued delays in bookings from the Pacific Rim and other international markets will be a significant challenge to the Company. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

QUARTERLY FLUCTUATIONS

         The Company may in the future experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including the timing of the initiation and completion of contracts, delays in the booking of new contracts, the demand for the Company's products and services, the introduction of new or enhanced products and services by the Company or its competitors, market acceptance of new products and services, the mix of revenues between custom-built satellite communications systems and networks designed for its customers and standard installations provided to its customers, the growth of demand for Internet infrastructure-based products and services in developing countries, the timing of significant marketing programs, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions in the U.S. and abroad, such as the difficult economic conditions and currency devaluations in the Pacific Rim region and other international markets. See "Inherent Risk of International Operations". Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

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

RISK OF FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS

     The Company is subject to various federal laws and regulations which may have negative effects on the Company. The Company intends to erect a teleport in Hauppauge, New York, which will be subject to FCC Rules and Regulations. The Company has obtained certain licenses from the FCC for both domestic and international operation of the teleport and must operate it in compliance with FCC Rules and Regulations for the term of the license. There can be no assurance that the Company will be able to obtain additional licenses that may be required or maintain the necessary licenses.

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

     The Company has filed applications for trademark registration of Globecomm Systems Inc. in the United States, China, the European Union and the Russian Federation and of NetSat Express in the United States, Singapore, the European Union, the Russian Federation and Brazil, and intends to seek registration of other trademarks in the future. There can be no assurance that registrations will be granted from any of the Company's pending or future applications, or that any registrations that are granted to the Company will prevent others from using similar trademarks in connection with related goods and services.

RISK OF CONCENTRATED OWNERSHIP

     As of May 8, 1998, the Company's officers and directors, and their affiliates beneficially own approximately 2,226,420 shares, constituting approximately 23.4% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          The effective date of the Company's first registration statement (the "Registration Statement") filed on Form S-1 (Registration No. 333-22425) under the Securities Act of 1933, as amended, was August 7, 1997. The class of securities registered was Common Stock. The offering commenced on August 8, 1997 and all securities were sold in the offering. The managing underwriters for the offering were PaineWebber Incorporated and C.E. Unterberg, Towbin.

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

          From the effective date of the Registration Statement to March 31, 1998, the approximate amount of net offering proceeds used were $2,672,000 to fund capital expenditures and investments in strategic suppliers and $12,613,000 for working capital purposes, increased selling and marketing efforts, and increased internal research and development expenses. All of such payments were direct or indirect payments to others.


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

                                 Exhibit Index
Exhibit No.
----------

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



                               GLOBECOMM SYSTEMS INC.
                               ----------------------
                                    (Registrant)



Date: May 12, 1998             /s/ David E. Hershberg
                              -----------------------
                               David E. Hershberg
                               Chief Executive Officer and
                               Chairman of the  Board  of Directors




Date: May 12, 1998            /s/ Andrew C. Melfi
                              ---------------------
                              Andrew C. Melfi
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)