Form 10-K
period 1998-06-30
GLOBECOMM SYSTEMS INC
filed 1998-09-28
CIK 1031028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------


                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    -------

                        Commission file number 000-22839

                             Globecomm Systems Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                      11-3225567
-------------------------------------------------------------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

45 Oser Avenue, Hauppauge, NY                           11788
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (516) 231-9800
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
      None                                            None

Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock, $.001 par value
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on September 25, 1998, based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on September 25, 1998 held by non-affiliates was approximately $9.8 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

         As of September 25, 1998, there were outstanding 9,125,908 shares of the registrant's Common Stock, par value $.001.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement of Globecomm Systems Inc. relative to the Annual Meeting of Stockholders to be held on November 19, 1998, which is incorporated by reference into Part III of this Form 10-K.

                                     PART I
ITEM I. BUSINESS
        --------

OVERVIEW

         Globecomm Systems Inc. (the "Company" or "GSI") designs, assembles and installs satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's customers include prime communications infrastructure contractors, government-owned PTTs, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations. The Company's ground segment systems typically consist of an earth station, which is an integrated system designed to transmit and receive signals to and from satellites, together with ancillary subsystems. The Company's ground segment networks are typically comprised of two or more ground segment systems communicating with a satellite and interconnected with a terrestrial network.

         The Company's revenue grew 60.4% to $58.1 million for the fiscal year ended June 30, 1998 from $36.2 million for the fiscal year ended June 30, 1997. During the fiscal year ended June 30, 1998, the Company booked $60.9 million in contract orders and, at June 30, 1998, had a backlog of $43.6 million of contract orders. The Company believes that its revenue growth and its ability to compete are based on its unique combination of competitive advantages which include: (i) an experienced management group with extensive technological and engineering expertise, (ii) the proven ability to meet the complex satellite ground segment requirements of its customers in diverse political, economic and regulatory environments in various locations around the world and (iii) its ability to identify, develop and maintain strategic relationships with developers and suppliers of leading-edge technologies which enhance performance, reduce costs and broaden the applications of the Company's ground segment systems and networks.

         During fiscal 1997, the Company established a subsidiary, NetSat Express, Inc. ("NetSat Express"), to develop service revenues by providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services. To date, NetSat Express has generated only limited revenues.

         The Company was incorporated in Delaware on August 17, 1994. For financial information about industry segments and foreign operations, see Note 12 and 13, respectively of the Notes to the Consolidated Financial Statements.

INDUSTRY BACKGROUND

SATELLITE COMMUNICATIONS

         Market Structure

         Satellite communications systems are comprised of satellites (the "space segment") and ground-based transmission and reception systems (the "ground segment"). The space segment consists of one or more satellites in earth orbit which typically provide continuous communications coverage over a wide geographic area. Satellites typically contain multiple transponders, each capable of independently receiving and transmitting one or more signals to or from multiple users simultaneously. The ground segment consists principally of one or more earth stations, which provide a communications link to the end user either directly or through a terrestrial network. An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment.

         Satellite communications industry participants include: (i) designers, manufacturers and integrators of ground segment products, systems and networks,
(ii) communications service providers, which may or may not own the actual satellites used for transmission and (iii) designers, manufacturers and operators of satellites. The Company has participated principally in the ground segment systems and networks portion of the market and has recently expanded into the satellite-delivered data communications services market through its NetSat Express subsidiary.

         Satellite Service Applications

         Satellites provide a number of advantages over terrestrial facilities for many high-speed communications service applications. First, satellites enable high-speed communications service where there is no suitable terrestrial alternative available or where the terrestrial alternative is inadequate. Second, unlike the cost of terrestrial networks, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Finally, in contrast to the installation of fiber optic cable which is expensive, time consuming and requires obtaining rights-of-way, satellite networks can be rapidly installed, upgraded and reconfigured. The three principal categories of satellite communications service applications are: (i) fixed satellite services, (ii) mobile satellite services and (iii) direct broadcast services.

         Fixed Satellite Services. Fixed satellite services provide point-to-point and point-to-multipoint satellite communication of voice, data and video between fixed land-based earth stations. The introduction of high-power satellites has created additional growth within the fixed satellite services segment by enabling the use of smaller, less costly earth stations, such as very small aperture terminals ("VSATs"), for applications such as corporate data networks, Internet access and rural telephony. The Company believes that the fixed satellite services segment will continue to experience rapid growth due to the expansion of VSAT applications and the planned implementation of new high-capacity, high-power Ka-band (20-30 GHz) systems within the next several years. The future Ka-band services are expected to expand the number of applications provided directly to the home and are expected to reduce significantly the cost of such services. These systems offer the additional bandwidth needed for emerging multimedia services that combine voice and video transmissions, as well as Internet access, expanded telephony services, and computer networking.

         Mobile Satellite Services. Mobile satellite services, which operate between fixed gateway earth stations and mobile user earth stations (terminals), provide mobile voice and data transmission capability on land, sea and air. New mobile satellite services are being developed using low, medium and geostationary orbiting satellite systems that are designed to bring more extensive coverage and circuit reliability for mobile telephone and data services to underserved populations throughout the world.

         Direct Broadcast Services. Direct broadcast satellite services provide a direct transmission link from high-power satellites to customers over a wide geographic area. Technology which has been successfully deployed by Thomson, Hughes Network Systems and others for direct-to-home television services is now being applied to direct broadcast data services, including Internet and intranet access.

DATA COMMUNICATIONS AND THE INTERNET

         The data communications services market is comprised currently of common carrier data network services, corporate business networks and emerging applications such as Internet and intranet services. The Company believes that Internet and intranet services will comprise a significant portion of data communications services used in developing countries, and that the growth of data communications services in these regions will rely on satellite communications to a significant extent.

         The Company believes that the use of satellite communications technology which may be used to bring both the Internet and corporate intranets to nations that are developing their telecommunications infrastructure will help those nations rapidly improve their education, access to medical information, commerce and overall communications.

GROWTH DRIVERS

         The Company believes that the growth projected by third parties in the satellite communications industry will be driven principally by the following major factors: (i) global deregulation and privatization of government-owned monopoly telecommunications carriers, (ii) rapidly growing worldwide demand for communications services in general, including data communications services over the Internet and corporate intranets, (iii) the relative cost-effectiveness of satellite communications for many applications and (iv) technological advancements which broaden applications for and increase the capacity in both satellite and terrestrial networks. The Company believes that growth in its addressable ground segment markets has been and will continue to be driven by, among other things, the growth of satellite-delivered communications services.

         Deregulation and Privatization. Rapid deregulation and privatization, and the implementation of governmental policies aimed at developing modern telecommunications infrastructure, are occurring globally, as countries seek the economic benefits of enhanced and expanded telecommunications services. Through deregulation and privatization, governments are stimulating the development of competitive telecommunications services in the private sector. These actions have placed communications carriers under increasing pressure to achieve greater efficiencies and to offer their services to broader customer bases at more competitive prices, leading to an increase in capital investment. In addition, the Company believes that the World Trade Organization proposal which will provide U.S. and foreign companies with market access to a variety of telecommunications services and allow foreign ownership of telecommunication companies will lead to additional increased capital investment in the worldwide telecommunications market.

         Growing Worldwide Demand for Communications Services. Factors contributing to the growing demand for communications services include worldwide economic development, governmental policies aimed at improving the telecommunications infrastructure in developing countries and the increasing globalization of commerce. In addition to the growth in developing markets, the terrestrial infrastructure in developed countries is evolving to support the growing demand for higher bandwidth services in response to the needs of businesses to communicate with customers and employees located around the world and to the growing acceptance of the Internet and multimedia applications as both productivity-enhancing tools and consumer products. The Company expects demand for these kinds of higher bandwidth services to grow in developing countries as well. The Company believes that global network infrastructure development will require significant reliance upon satellite communications because satellite-delivered communications services can be implemented quickly and deliver flexible high-speed transmission capacity at relatively low cost over large geographic areas.

         Relative Cost-Effectiveness of Satellite Communications. The relative cost-effectiveness of satellite communications compared to terrestrial solutions for many applications is a major factor driving the growth of satellite communications in areas with rapidly growing telecommunications infrastructures. The vast geographic areas to be covered, where population concentrations are separated by large distances, require a technology whose cost and speed of implementation is relatively insensitive to distance. Unlike the cost of terrestrial networks, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. A single satellite can be configured to deliver both broad beams that cover entire regions and narrow spot beams that cover only areas of high population or traffic density.

         Technological Advances. Technological advances which increase the capacity of a single satellite and/or increase the number of potential applications of its available bandwidth reduce the overall cost of a system or the service it delivers. This increases the number of potential end users for the services and expands the available market. Recent technological developments which make satellite solutions increasingly competitive in cost and performance with terrestrial-based networks, or as a viable alternative solution where terrestrial services are not feasible, include bandwith on demand, digital compression technology, high-power satellites, spot-beam technology, and onboard processing.

GSI COMPETITIVE ADVANTAGES

         The Company believes that it is well positioned to capitalize on the demand for satellite ground segment systems and networks and satellite-delivered data communications services and that its future success in these markets will be based upon its ability to leverage its unique combination of competitive advantages which include: (i) an experienced management group with extensive technological and engineering expertise, (ii) the proven ability to meet the complex satellite ground segment requirements of its customers in diverse political, economic and regulatory environments in various locations around the world and (iii) the ability to identify, develop and maintain strategic relationships with developers and suppliers of leading-edge technologies which enhance the performance, reduce costs and broaden the applications of the Company's ground segment systems and networks.

GSI BUSINESS STRATEGY

         The Company's business strategy is to expand its market share in its ground segment systems and networks business, improve its profitability, and create opportunities to capture recurring service revenues. The Company intends to execute this strategy by: (i) targeting communication infrastructure development opportunities worldwide, (ii) focusing on high margin engineering-intensive system and network projects, (iii) developing strategic customer relationships, (iv) developing strategic supplier relationships and
(v) entering the data communications services business through NetSat Express.

TARGET INFRASTRUCTURE DEVELOPMENT OPPORTUNITIES

         The Company primarily targets developing markets which it believes will account for a significant portion of the growing demand for ground segment systems and networks because these markets typically lack terrestrial infrastructure adequate to support increasing demand for domestic and international communications services. In addition, in developed countries the Company targets ground segment infrastructure development projects for emerging satellite communications applications such as direct broadcast and future Ka-band systems. The Company has developed an international sales and marketing organization focused on identifying opportunities for the Company and on developing key sourcing relationships. In order to increase its access to project opportunities and limit its exposure to the political and commercial complexities of doing business in foreign countries, the Company intends to continue to pursue international opportunities primarily in partnership with strong local companies or as a subcontractor to larger communications services and infrastructure providers. Most of the Company's revenues are derived from sales to customers outside the United States. Revenues from foreign sales accounted for 69%, 40% and 22% of total revenues in fiscal years 1998, 1997 and 1996, respectively.

FOCUS ON ENGINEERING-INTENSIVE SYSTEM AND NETWORK PROJECTS

         The Company seeks to focus its technological expertise on high value-added system and network projects which require engineering-intensive design and implementation. This emphasis positions the Company to earn higher gross margins through the delivery of innovative, cost-effective solutions to customer performance requirements that are typically priced on a negotiated basis, as opposed to typically lower-margin competitive bid projects. In addition, the Company often benefits from the research and design phase of its more complex projects through the development of proprietary products, systems and technologies that can be applied cost-effectively to future projects and which provide the Company with a competitive advantage.

DEVELOP STRATEGIC CUSTOMER RELATIONSHIPS

         The Company seeks to build close relationships with customers for whom it can provide complementary engineering skills by working as part of their system development teams. A key objective of this strategy is to obtain this business on a negotiated basis, rather than through the competitive bidding process, which is likely to carry a lower margin. To date, the Company has developed strategic relationships with a number of customers through either alliance agreements, buying agreements, or investment by the strategic customer in GSI, or investment by GSI in a strategic customer. For example, the Company has recently acquired an approximately 18.75% equity interest in McKibben Communications, LLC ("McKibben Communications"). The investment in McKibben Communications provides the Company access to earth station projects for McKibben Communications and its customers in the television broadcast industry. See "-Strategic Relationships."

DEVELOP STRATEGIC SUPPLIER RELATIONSHIPS

         The Company seeks to establish strategic relationships with suppliers that it believes are in a unique position to supply products or services which will improve the Company's competitive position in one or more of the markets which it serves. In certain cases, the Company seeks to strengthen such relationships by investing in such suppliers, and has, through June 30, 1998, made equity investments of an aggregate of approximately $1.6 million for minority equity stakes of approximately 11.6%, 10.3%, 17.0% and 6.7% in Shiron Satellite Communications (1996), Ltd. ("Shiron"), Newpoint Technologies, Inc. (formerly C-Grams Unlimited, Inc.) ("Newpoint Technologies"), Armer Communications Engineering Services, Inc. ("Armer") and Joint Communications Technology Corp. ("JCTC"), respectively. The strategic supplier relationships with Shiron, Newpoint Technologies and JCTC enable the Company to outsource a significant portion of its research and development costs and gain access to advanced technology while preserving the independence to select the best products and technologies to deliver to its customers on any particular project. The relationship with Armer allows the Company preferred access to quality field engineering and installation resources.

CREATE RECURRING SERVICE REVENUE OPPORTUNITIES

         The Company seeks to capture recurring revenues by providing data communications services. The initial application of this strategy is the Company's NetSat Express subsidiary, formed in alliance with Hughes Network Systems ("HNS"), to provide satellite-delivered data communications services such as Internet access, intranet applications and business data applications in developing countries, using either HNS' low-cost, high-speed DirecPC Terminal technology or the Company's own satellite network equipment. The Company's strategy for implementing this objective through NetSat Express includes the following major elements:

         Market Through Strategic Relationships. NetSat Express is working with strategic partners located in local markets in Eastern Europe who are expected typically to handle marketing, distribution and support of the NetSat Express service offerings and would typically provide billing and customer service functions. The Company selects local market partners based upon, among other criteria, their in-region marketing experience, knowledge of the local regulatory environment, operating licenses, existing customers and established business organizations. The Company is currently providing services in certain Eastern European countries pursuant to a value-added reseller agreement with Hughes Olivetti Telecom Limited ("HOT"), an affiliate of HNS, and is selling Internet access services in Eastern Europe.

         Seek Multiple Revenue Sources. Through NetSat Express the Company generates revenue from multiple sources, including the sales of terminal equipment to potential subscribers, the transmission of data via satellite, and the provision of Internet connections.

         Target Multinational Customer Base. The Company intends to establish a diverse, multinational customer base by designing innovative Internet, intranet and business data service solutions for corporations, governments and educational institutions in countries with rapidly growing telecommunications infrastructure requirements based on Internet protocol technology developed by NetSat Express.

GSI GROUND SEGMENT SYSTEMS AND NETWORKS

         The Company designs, assembles and installs ground segment system and network solutions for the complex and changing communications requirements of its customers. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. The Company's ground segment networks are typically comprised of two or more ground segment systems interconnected with a satellite and/or terrestrial communications network. The Company's Customizable Systems may be sold separately as stand-alone ground segment systems or may be used as modular building blocks to be integrated into a complete ground segment system or network. The Company believes that this modular approach allows it to engineer its ground segment systems and networks to serve client-specific traffic and service requirements rapidly, cost-effectively and efficiently.

Customizable Systems

         Family of Standard Intelsat Earth Stations. This family of earth stations, which is used primarily for international voice, data and video circuit trunking and as gateways for domestic networks using the International Telecommunications Satellite Organization ("Intelsat") system, is targeted principally at PTTs and other common carriers. The family consists of earth stations of varying sizes and capacities, all of which conform to Intelsat specifications. The Intelsat Standard A earth stations, which have the highest capacity, feature antennas ranging from 13 to 21 meters in diameter, high-power amplifiers from 700 to 3,000 watts, radio frequency converters and related electronics, modems and a UNIX or Microsoft Windows NT based monitoring and control system. Available options include power monitor systems, de-icing equipment, uninterruptible power system/backup generators and equipment shelters. The Company has designed and installed Intelsat Standard A earth stations in China, Korea, Kuwait, Malaysia, the United Kingdom and the United States. The Company typically sells these Intelsat Standard A earth stations at prices ranging from approximately $1.0 million (13-meter antenna) to approximately $2.0 million (21-meter antenna). The Company is able to provide smaller, lower capacity earth stations that conform to Intelsat specifications by customizing its modular building block or commercial terminal families of earth stations described below.

         Modular Building Block ("MBB") Earth Station (MBB2001(TM)). These earth stations are incorporated in point-to-point data links and hubs for VSAT and Demand Assigned Multiple Access ("DAMA") networks, and are typically used as gateways for corporate, common carrier and government networks. These earth stations can also be configured to conform to the applicable standards of Intelsat and other satellite systems. Earth stations constructed using MBBs require minimal site preparation and can be installed rapidly and cost-effectively due to their modular construction. Antenna sizes range from 4.5 to 9 meters, with high-power amplifiers ranging from 50 to 700 watts. Generally, all electronics are housed in a single building mounted rack. Available options include de-icing equipment, tracking equipment, uninterruptible power system/backup generators and equipment shelters. To date, the Company has designed and installed MBB earth stations in Brazil, India, Indonesia, Pakistan, Russia, Thailand and the United States. The Company typically sells these earth stations at prices ranging from approximately $250,000 to $600,000.

         Commercial Terminal Family ("CTF")(CTF2001(TM)). This family of earth stations, which encompasses a range of general purpose, low-cost antenna-mounted earth stations, is used primarily for data, voice or video transmissions from commercial or government premises, and are principally targeted at corporate, common carrier and government networks. These earth stations can also be configured to conform to the applicable standards of Intelsat and other satellite systems. Antenna sizes range from 1.2 to 9.3 meters, with high-power amplifiers ranging from 16 to 400 watts. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. To date, the Company has designed and installed CTF earth stations in India, Korea, Russia, numerous countries in Africa and the United States. The Company typically sells these earth stations at prices ranging from approximately $100,000 to $300,000.

         Militarized Tactical Earth Station Family. This family of tactical earth stations is used for military communications applications and is targeted principally at major defense contractors. These earth stations typically use a
2.4 to 3 meter antennas, are highly transportable, and are designed to be mounted on a pallet on military vehicles or air-dropped into a combat environment. The pallet-mounted earth station features an automatic antenna pointing and multichannel capability. These militarized earth stations are able to perform under extreme conditions in the military tactical environment and offer multiband capability: C-band (4-6 GHz), X-band (7-8 GHz) or K-band (12-17
GHz). Prices for these systems range from approximately $250,000 to $1.0 million, depending on the configuration. This technology is now being applied to a 3 meter X-band antenna for use by the U.S. Army. Certification by the Army is in progress.

         Digital Fly-Away Earth Stations. This group of earth stations is primarily used for emergency communications and news gathering and is comprised of highly transportable, modular earth stations designed to be quickly deployed and installed anywhere in the world. Antenna sizes range from 1.2 to 2.4 meters, with high-power amplifiers up to 350 watts. All components are mounted in separate cases which are small enough to be easily transported by commercial carrier. Additional system availability can be achieved through the addition of redundant modules for critical components. Since these units may be operated in a variety of harsh environments, the Company conducts environmental stress screening tests on these components for enhanced reliability. The Company has sold a number of digital fly-away earth stations to a customer in Portugal and to Intelsat. The Company markets these earth stations at prices ranging from approximately $150,000 to $600,000.

         Earth Station Management Systems (AxxSys(TM)). The Company's earth station systems typically employ monitor and control software for system maintenance developed either by the Company or by its strategic supplier, Newpoint Technologies. This software permits the station operator to monitor and control the status of each electronic equipment component at the station from a remote location and to receive immediate failure reports and analysis. The Company also offers database applications to integrate maintenance and operational functions, thereby reducing operating costs. The price of this software varies substantially and is typically included in the price of the system or network provided by the Company.

         Compact Earth Station Family (CES2001(TM)). This family of earth stations is designed to be used principally to provide limited capacity (up to T1/E1 data rates) to areas with limited or no telecommunications infrastructure. These digital earth stations will integrate radio frequency and baseband components into one antenna-mounted package. These earth stations feature a multiband capability and a proprietary L-band (1 to 1.5 GHz) interface being developed to support a series of modems for a range of applications, including rural telephony and digital video. These earth stations may be operated on either preassigned channels or channels assigned on demand, allowing efficient transponder utilization. Antenna sizes range from 1.2 to 3.7 meters. These earth stations are expected to be marketed for less than $20,000.

         Mobile Products Family. GSI Mobile Division ("GSI Mobile") was formed during the fiscal year ended June 30, 1998 to serve the Mobile Satellite Services market with mobile high speed data and voice terminals, and customizable mobile systems. GSI Mobile has recently introduced Explorer II an Inmarsat high speed data terminal for use in news gathering, emergency communications, data gathering, and other applications requiring mobility and high speed data at 64 Kbps. GSI Mobile also has developed Explorer K, a small aperture K-band satellite news gathering terminal for data rates up to 2Mbps. GSI Mobile integrates these products with ancillary equipment for the broadcasting, oil exploration, and other industries which require Internet Protocol connectivity, video conferencing, store and forward video, secure communications and other applications.

Ground Segment System Installations

         The following are examples of ground segment systems sold by the
Company:

         British Telecommunications plc ("BT") Intelsat Standard A System Upgrade. The Company has designed and installed an Intelsat Standard A ground segment system upgrade for BT in the United Kingdom for international voice and digital video transmission. The implementation of this system required the supply of a new tracking system for an existing BT antenna, an electronics shelter built to stringent standards, high-power amplifiers, radio frequency high-power multiplex equipment, up and down converters, and advanced monitor and control software.

         VSAT Hub Systems. The Company has designed and installed a 9-meter C-band hub earth station for HNS as part of a VSAT network in Brazil. The Company utilized its MBB family of customizable products to meet an accelerated delivery schedule. The Company has also entered into a contract to provide a 9-meter C-band hub earth station for AT&T Corporation as part of a VSAT network in Russia, where the Company is utilizing its CTF of customizable products to provide a low-cost solution and meet an accelerated delivery schedule.

         Teleport TP European Telecommunications Satellite Organization ("Eutelsat") TDMA Earth Station System. The Company has provided HNS with an earth station for use in the Eutelsat telephony/data network. This earth station required sophisticated engineering and implementation due to the high data rates used by Eutelsat's network. The Company incorporated the Newpoint Technologies earth station management systems into its design to simplify operation of the earth station by the end user, Teleport TP in Moscow.

         ASkyB Direct-to-Home Transmit Systems. The Company has completed a contract to supply uplink and program acquisition facilities for ASkyB consisting of four 13-meter transmit antennas with transmit/receive capabilities in the broadcast satellite services band, seven 6.1 meter receive only antennas and one Torus (multi-receive) antenna. The transmit facilities includes eight operational and two backup uplinks for each of the four antennas. This configuration provides extremely high availability of service as well as ease of operation. The Company applied its customizable designs in other direct broadcast system uplinks including Nilesat in Eygpt

         Worldspace Processed Feeder Link Stations. The Company was awarded a contract to develop and supply uplink stations for the new Digital Audio Radio Satellite System to start service in 1999. This system will distribute broadcast radio to low cost satellite receivers for customers in Africa, Asia and Latin America.

GROUND SEGMENT NETWORK INSTALLATIONS

         The following are examples of ground segment networks sold or currently being installed by the Company:

         Sonangol Telecommunications Network. The Company was awarded a contract to provide a satellite and cellular telecommunications network comprised of a hub earth station and 15 remote earth stations for Sonangol, U.E.E., a large oil supply consortium with operations in remote areas in Africa not served by terrestrial communications services. The network will also provide cost-effective cellular coverage at some of the remote oil company locations by linking those sites back to the central office mobile subscriber switch via satellite, as well as trunks from remote areas to the company headquarters and interconnectivity to the local telephone company at the capital city.

         Thailand Ministry of Health Telemedicine Network. The Company has completed a subcontract by Loxley Public Company Limited ("Loxley"), a telecommunications infrastructure provider in Thailand, to design, assemble and install, together with Loxley, a telemedicine network comprised of 20 earth stations in Thailand for the Ministry of Health. This network provides video conferencing and bandwidth on demand for transferring images and data from diverse types of electronic medical diagnostic tools such as X-ray, CAT scan, and electrocardiogram machines to and from medical personnel situated in remote locations.

         Hyundai Networks. The Company completed a contract to provide a corporate network for restoral of terrestrial circuits and for video broadcasting for Hyundai Electronics Industries Co. Ltd. ("Hyundai") in Korea. This network is comprised of a hub earth station and 12 remote earth stations with high-speed data capability and an additional 60 locations with digital video receive- only capability. In addition, the Company and Hyundai designed, assembled and installed, on an accelerated schedule, a demonstration private corporate network comprised of five earth stations in Korea. This network provides interconnection between up to five Hyundai locations for a broad range of purposes, including voice, data and video conferencing. The Company is working with Hyundai to market similar networks to other customers in Korea.

         Transworld Communications Services. The company was awarded a contract to develop and supply trunking earth stations for a network in Russia. These stations form the backbone of a modern digital telecommunications network for voice and data services.

NETSAT EXPRESS DATA COMMUNICATIONS SERVICES

         The Company's NetSat Express services are designed to provide broadband access to data communications media such as the Internet, corporate intranet applications and business data applications by integrating end-user terminals, satellite communications equipment and international networks. NetSat Express provides its PC Vector services through a one-way satellite downlink using an HNS' DirecPC Terminal linked to existing terrestrial communications infrastructure, and its Access Plus services through a two-way satellite uplink/downlink using NetSat Express provided satellite networking equipment. NetSat Express has entered into a value-added reseller agreement with HOT (a Hughes Network Systems company) for sales of the PC Vector product in certain Eastern European countries. The value-added reseller arrangement is not contingent upon the grant of any license from HNS to NetSat Express.

         NetSat Express offers a range of options and accessories to permit value-added resellers to deliver reliable, cost-effective turnkey solutions to their customers. These options include multimedia PCs, alternative antenna configurations, local area network servers and custom system configurations. NetSat Express's Network Operations Center provides 24-hour technical support. NetSat Express also offers its customers specialized services such as Committed Information Rate or higher quality of service and economical asymmetrical access.

STRATEGIC RELATIONSHIPS

         A key element of the Company's strategy is to establish strategic customer and supplier relationships. The Company selects its strategic suppliers based on many factors, including technical capability and potential for growth. The Company outsources certain of its research and development through equity investments in select suppliers.

         The following sets forth certain information regarding the Company's strategic relationships where GSI has made an equity investment. For further information on the Company's equity investments see Note 5 of the Notes to Consolidated Financial Statements.

         Shiron Satellite Communications (1996), Ltd.

         In January 1996, the Company and Shiron Advanced Communications Ltd. formed Shiron to develop a low-cost satellite modem to be incorporated into earth station products targeted at bringing communications infrastructure to rural or remote regions of developing countries. The Company plans to use the modem in its Compact Earth Station (CES2001) product line and in connection with the data communications services, including Internet access, it offers through NetSat Express. The modem has been developed under a grant from the Israel-United States Binational Industrial Research and Development Foundation (the "BIRD Foundation") and the BIRD Foundation will receive a royalty from the proceeds of sales of the modem. The Company and Shiron have received a second grant from the BIRD Foundation for the development of a return link via satellite for Internet access applications.

         Newpoint Technologies, Inc. (formerly C-Grams Unlimited Inc.)

         Newpoint Technologies is a supplier of advanced network and earth station management software. The Company believes its investment in Newpoint Technologies will provide it with research and development in new software products aimed at the Company's needs and access to customers who need to develop optimized solutions for their network management requirements. See "-GSI Ground Segment Systems and Networks" and "-Research and Development."

         Armer Communications Engineering Services, Inc.

         Armer is a field engineering company focused on the satellite communications business. Armer complements the Company's satellite communications engineering capability by providing qualified field installation/test personnel for the implementation and test phase of turnkey projects.

         Joint Communications Technology Corp.

         JCTC is a product development company with proprietary technology in low bit rate voice encoding. JCTC produces products for encoding voice, multiplexing voice and data, and encrypting voice and data for security. The Company believes its investment in JCTC will provide it with the opportunity to address optimized solutions for customers.

         McKibben Communications, LLC

         McKibben Communications provides conditional access and uplink services to the television industry in Los Angeles. McKibben Communications also originates sports broadcasts from Los Angeles to Japan for distribution in Japan by a local satellite provider. GSI and McKibben Communications complement each other and intend to offer a turnkey solution to broadcasters including design, installation, and operation of uplink facilities.

SALES AND MARKETING

         The Company markets its products and services to prime communications infrastructure contractors, PTTs, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations through sales representatives in foreign countries as well as its sales and marketing offices in Hauppauge, New York, Atlanta, Georgia, and Hong Kong. The Company presently employs 35 persons with marketing responsibility, of which 16 are engaged in marketing on a full-time basis.

         The Company applies a "project team" approach to identifying, obtaining and maintaining customer accounts by grouping sales representatives, marketing executives, business execution teams and account managers together to develop close and continuing relationships with its customers. The Company's sales representatives in foreign countries provide local presence and identify prospective customers for the Company's marketing executives. The marketing executives and associated business execution teams work together to develop relationships with these customers, and ultimately obtain orders for the Company's products or services. The business execution teams manage the accounts on a day-to-day basis and long-term customers are assigned to an account manager who usually also functions as a project engineer for that account. The Company believes that this account management focus provides continuity and loyalty between the Company and its customers and fosters long-term relationships that lead to follow-up work and referrals to new customers.

         In addition to obtaining business through its project team approach, the Company obtains sales leads for new customers through referrals from existing customers, industry suppliers, and other sources such as participation in trade shows. The Company also directs its marketing efforts to its strategic allies, primarily through the Company's senior management. In some cases a strategic ally may be the prime contractor for a system or network installation and will subcontract the ground segment of the project to the Company. In other cases, the strategic ally may recommend the Company as prime contractor for the design and supply of a system.

         The Company's marketing strategy for NetSat Express's Internet access and data communications services is at an early stage of development. The Company anticipates that such strategy will be carried out primarily through value added resellers in each of the countries in which it markets its services, depending on the capabilities of such partners and resellers, the nature and location of prospective customers in such countries and the particular communications infrastructure requirements and regulatory structure of each potential market. The Company expects that members of senior management will play a role in developing and maintaining relationships with local value added resellers and local partners.

CUSTOMERS

         The Company's customers include prime communications infrastructure contractors, PTTs, other telecommunications carriers, producers and distributors of news and entertainment content and corporations. The Company typically relies upon a small number of customers for a large portion of its revenues. For example, approximately 29% of the Company's revenues in fiscal 1998 were derived from sales to Sonangol, U.E.E. At June 30, 1998, $12.2 million, or approximately 28% of the Company's backlog, was accounted for by a contract between the Company and Transworld Communications Services, Inc. and $7.1 million, or approximately 16% of the Company's backlog, was accounted for by a contract between the Company and Sonangol, U.E.E. The Company expects that in the near term a significant portion of its revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from year to year) as the Company seeks to expand its business and its customer base. The reduction, delay, or cancellation of orders from one or more of such significant customers would have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG

         At June 30, 1998, the Company's backlog was approximately $43.6 million (approximately 89% of which is expected to be delivered during fiscal
1999) compared with approximately $40.8 million at June 30, 1997. The Company records an order in backlog when it receives a firm contract or purchase order which identifies product quantities, sales price and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. The Company's backlog at any given time is not necessarily indicative of future period revenues. While from time to time a substantial portion of the Company's backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on the Company's operating results, the Company to date has not experienced significant changes in its backlog from cancellations or revisions of orders. See "Risk Factors-Risk of Customer Concentration."

PRODUCT DESIGN, ASSEMBLY AND TESTING

         The Company assigns a project team to each contract into which it enters. The project team is led by a project engineer who is responsible for execution of the project process, which includes engineering and design, assembly and testing, installation and customer acceptance. Project teams generally consist of between two and 10 employees and include engineers, integration specialists, buyer-planners and an operations team. The Company's proprietary products and system designs are utilized in the engineering and design phases of a project. Once a system is designed, the integration specialist works with the buyer-planner and the operations team to assure a smooth transfer from the engineering phase to the integration phase. The integration phase consists mainly of integration of purchased equipment, components and subsystems into a complete functioning system. Assembly, integration and test operations are conducted on both an automated and manual basis, depending primarily on production volume. The Company provides facilities for complete in-plant testing of all its systems before delivery in order to assure all performance specifications will be met during installation at the customer's site.

         The Company employs formal Total Quality Management programs and other training programs, and has been certified by the International Organization of Standards quality certification process for ISO 9001, a standard sometimes imposed by foreign buyers, that enumerates certain requirements an organization must follow in order to assure consistent quality in the supply of products and services. The certification process qualifies the Company for access to virtually all international projects, and the Company believes that this represents a competitive advantage.

         The Company currently procures most of the critical components and services for its products from single or limited sources in connection with specific contracts and does not otherwise carry significant inventories or have long-term or exclusive supply contracts with its source vendors. The Company has from time to time experienced delays in receiving products from certain of its vendors due to quality control or manufacturing problems, shortages of materials or components or product design difficulties. There can be no assurance that similar problems will not recur or that replacement products will be available when needed at commercially reasonable rates, or at all. If the Company were to change certain of its vendors, the Company would be required to perform additional testing procedures upon the components supplied by such new vendors, which could prevent or delay product shipments. Additionally, prices could increase significantly in connection with changes of vendors. Any inability of the Company to obtain timely deliveries of materials of acceptable quality or timely services, or any significant increase in the prices of materials or services, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors-Quarterly Fluctuations," "-Risk of Fixed-Price Contracts " and "-Dependence upon Suppliers; Sole and Limited Sources of Supply."

RESEARCH AND DEVELOPMENT

         The Company outsources much of its research and development by making strategic investments in certain suppliers who perform research and development for the Company. This provides the Company with a cost-effective way to develop new technology, while minimizing its direct expenditures. The Company believes that outsourcing research and development, where the costs are funded partially by the investments made in its strategic suppliers, allows the Company to retain its flexibility in developing solutions for its customers, while at the same time leaving open the opportunity to develop proprietary products through its strategic supplier relationships.

         The Company's internal research and development efforts generally focus on the development of products not available from other suppliers to the industry. Current efforts are focused on developing Customizable Systems. Through June 30, 1998, the Company has incurred approximately $2.5 million in internal research and development expenses.

COMPETITION

         The Company believes that its ability to compete successfully in the satellite ground segment market is based primarily on its ability to provide a solution which fits the customer's requirements, as well as on price, performance, reputation of its management, on-time delivery, reliability and customer support. The Company believes its success in the satellite-delivered data communications services market will depend primarily on its ability to provide prompt delivery and installation, competitive pricing, consistent and reliable connections, and customer support.

         The Company's primary competitors in the satellite ground segment market generally fall into the following groups: (i) vertically integrated satellite systems providers such as Nippon Electric Corporation, L3 Communications, Scientific-Atlanta, Inc. and ComSat RSI and (ii) system integrators such as Engineering & Technical Services and IDB Systems, a division of LDDS Worldcom Inc. In the satellite-delivered data communications (including Internet) services market, while the Company expects to cooperate with many local providers, the Company may compete with other satellite communication companies as they develop technology in this area as well as conventional Internet services providers. In addition, the Company may compete with local governmental PTTs and other local access providers which often have monopoly rights for certain services including telephony.

         The Company anticipates that its competitors may develop or acquire products that provide functionality that is similar to that provided by the Company's products and that such products may be offered at significantly lower prices or bundled with other products. In addition, current and potential competitors in both markets in which the Company competes have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross profit margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. See "Risk Factors-Intense Competition; Limited Barriers to Entry."

INTELLECTUAL PROPERTY

         The Company relies heavily on the technological and creative skills of its personnel, new product developments, computer programs and designs, frequent product enhancements, reliable product support and proprietary technological expertise in maintaining its competitive position, and lacks patent protection for its products and services.

         The Company currently has three patent applications pending in the United States and a Patent Cooperation Treaty ("PCT") application, corresponding to one of the United States applications, is pending in a number of foreign jurisdictions. The Company also intends to seek further patents on its technology, if appropriate. The Company has filed applications for trademark registration of Globecomm Systems Inc. in the United States and of NetSat Express in the United States, Singapore, the European Union, the Russian Federation and Brazil, and intends to seek registration of other trademarks in the future. See "Risk Factors-Proprietary Technology; Risk of Infringement."

GOVERNMENT REGULATION

         The Company is subject to various federal laws and regulations which govern the operation of the teleport (a group of transmit earth stations) that the Company has in operation in Hauppauge, New York. This includes regulation by the FCC for domestic and international carriage and by government agencies in other countries. The Company's transmission of voice and data for its data communications business through the teleport has been licensed by the FCC for domestic and international service.

         The Company has received the license for domestic service, which required the Company to submit an application which contains technical information about the teleport and a demonstration of the public interest aspects of the teleport, including a shareholder list and a statement that the Company's ownership complies with the FCC's foreign ownership restrictions for licensees.

         The Company has filed applications for both C Band and Ku Band licenses which have been granted. Presently, the Company is operating Ku Band international and C Band domestic service at the Teleport.

         With respect to international service, the Company has submitted an application to the FCC for a Certificate of Public Convenience and Necessity ("CPCN") which has been granted. The Company may also be required to file and maintain tariffs containing the specific rates, terms and conditions applicable to services. The tariffs can become effective one day after public notice of grant of the CPCN. No assurance can be given that the Company will receive a CPCN or successfully file and maintain its tariff.

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

EMPLOYEES

         As of June 30, 1998, the Company had 117 full-time employees, including 55 in engineering and program management, 26 in the manufacturing and manufacturing support group, 16 in sales and marketing, and 20 in management and administration. The Company's employees are not covered by any collective-bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.    PROPERTIES

         During the fiscal year ended June 30, 1998, the Company completed the renovation of approximately 122,000 square feet of space in a facility on approximately 7 acres located at 45 Oser Avenue, Hauppauge, New York. These premises house the principal offices and production facilities of the Company and NetSat Express. Prior to the completion of the renovation of these facilities, the Company leased 20,000 square feet of space in an industrial facility located at 375 Oser Avenue, Hauppauge, New York under an agreement which terminated on July 31, 1997. The Company has a lease on office space in Hong Kong at a monthly rental fee (including maintenance fees) of approximately $3,000. The Company also leases office space in the Atlanta, Georgia, area under a three-year lease at an initial base monthly rent of $1,750, which rental amount increases in years two and three of the lease and is currently approximately $1,900 per month.

ITEM 3.       LEGAL PROCEEDINGS

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "GCOM". The fiscal 1998 high and low closing prices are as follows:

                                                High             Low
                                              -------------------------
First Quarter (from August 13, 1997 through
   September 30, 1997)                         $  19.63       $ 11.88
Second Quarter                                    19.25         10.50
Third Quarter                                     15.25          9.00
Fourth Quarter                                    14.25          8.50

         At September 25, 1998, there were approximately 2,700 stockholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent.

         At the close of the Nasdaq National Market on September 25, 1998, the Company's market price per share was $5.50.

         As of June 30, 1998, the Company had not declared or paid dividends on its Common Stock since inception and does not expect to pay dividends in the foreseeable future.

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

         Pursuant to the Registration Statement, the Company registered and sold 3,162,500 shares of Common Stock for an aggregate offering price of $31,625,000. The Company incurred total expenses in the offering of approximately $3,721,000 of which approximately $2,214,000 represented underwriting discounts and commissions and approximately $1,507,000 represented other expenses. All such payments were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses were approximately $27,904,000.

         From the effective date of the Registration Statement to June 30, 1998, the approximate amount of the net offering proceeds used were $3.4 million to fund capital expenditures and investing activities and $12.1 million for working capital purposes, increased selling and marketing efforts, and increased internal research and development expenses. All such payments were direct or indirect payments to others.

ITEM 6.       SELECTED FINANCIAL DATA

                      SUMMARY CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                     PERIOD FROM
                                                                                                   AUGUST 17, 1994
                                                   YEAR ENDED       YEAR ENDED      YEAR ENDED       (INCEPTION)
                                                    JUNE 30,         JUNE 30,        JUNE 30,     THROUGH JUNE 30,
                                                      1998             1997            1996             1995
                                                 -------------------------------------------------------------------
 STATEMENT OF OPERATIONS DATA:
 Revenues......................................  $    58,105     $     36,220     $     13,476    $          72
 Costs of revenues.............................       49,532           32,060           11,238               58
                                                 -------------------------------------------------------------------
 Gross profit..................................        8,573            4,160            2,238               14
                                                 -------------------------------------------------------------------
 Operating expenses:
   Selling and marketing.......................        4,187            3,282            1,915              346
   Research and development....................        1,188              649              712                -
   General and administrative..................        5,010            3,449            1,945              772
                                                 -------------------------------------------------------------------
 Total operating expenses......................       10,385            7,380            4,572            1,118
                                                 -------------------------------------------------------------------
 Loss from operations..........................       (1,812)          (3,220)          (2,334)          (1,104)
 Interest income, net..........................        1,266              276               89               39
                                                 -------------------------------------------------------------------
 Loss before minority interests in operations
   of consolidated subsidiary..................         (546)          (2,944)          (2,245)          (1,065)
 Minority interests in operations of
   consolidated subsidiary.....................          -                275             -                  -
                                                 -------------------------------------------------------------------
 Net loss......................................  $      (546)    $     (2,669)    $     (2,245)   $      (1,065)
                                                 ===================================================================
 Basic and diluted loss per share..............  $     (0.06)
                                                 ================
 Basic and diluted weighted average
      Shares...................................        8,553
                                                 ================
 Pro forma net loss per share (unaudited)......                   $     (0.44)
                                                                 =================
 Shares used in computing pro forma basic and
     diluted  net loss per share (unaudited)(1)                         6,086
                                                                 =================

 OTHER OPERATING DATA:
 EBITDA(2).....................................  $    (1,110)    $     (2,858)    $     (2,141)   $      (1,036)
 Cash flows used in operating activities.......       (5,894)          (1,958)          (2,510)            (454)
 Cash flows used in investing activities.......       (7,126)          (8,221)          (1,714)            (593)
 Cash flows provided by financing
      activities...............................       29,198           11,908            4,151            4,554
 Capital expenditures .........................        3,462            6,765              339              437
 Backlog at end of period(3) ..................       43,572           40,807           11,588            7,716


                                                                    JUNE 30,         JUNE 30,         JUNE 30,
                                                                      1998             1997             1996
                                                                 --------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents....................................... $    21,342     $      5,164     $       3,435
Working capital.................................................      31,663            6,379             4,727
Total assets....................................................      58,344           33,286             9,503
Long-term debt..................................................           -               18                74
Stockholders' equity............................................      44,014           15,996             5,730


(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

(2) EBITDA represents earnings before minority interests in operations of consolidated subsidiary, interest income, net, income taxes, depreciation and amortization expense. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all the Company's cash needs. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to other similarily titled measures of other companies.

(3) The Company records an order in backlog when it receives a firm contract or purchase order which identifies product quantities, sales price and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. The Company's backlog at any given time is not necessarily indicative of future period revenues. See "Business-Backlog."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-K.

OVERVIEW

         Since the Company's inception, substantially all of the Company's revenue has been generated by its satellite ground segment-related operations. Contracts for these ground segment systems and networks have been in virtually all cases fixed-price contracts. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omission in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles including both physical conditions and unexpected problems encountered in engineering design and testing. Since the Company's business may at certain times be concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on the Company's business, financial condition and results of operations. The period from contract award through installation of ground segment systems and networks supplied by the Company generally requires from three to 12 months. The Company uses the percentage of completion method of accounting for contract revenues, upon the achievement of certain milestones. Accordingly, most of the revenue from sales of products is typically recognized when the product is shipped, with the balance recognized at the time of acceptance by the customer. Revenues from providing services are recognized at the time the service is performed. Costs of revenues are generally recorded based on the relationship of the amount of projected final costs to the percentage of revenue recorded for the specific contract. See Note 2 of Notes to Consolidated Financial Statements.

         Costs of revenues consist primarily of the costs of purchased material, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. Selling and marketing expenses consist primarily of salaries and travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. The Company also benefits from research and development conducted by its strategic suppliers. See "Business-Research and Development." General and administrative expenses consist of expenses associated with the Company's management, accounting, contract and administrative functions. The Company anticipates that selling and marketing, research and development and general and administrative expenses will continue to increase during the next several years due to expected increases in personnel and expenses related to supporting the Company's expanding customer base.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:


                                                             YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                              JUNE 30,           JUNE 30,           JUNE 30,
                                                                1998               1997               1996
                                                         ---------------------------------------------------------
PERCENTAGE OF TOTAL REVENUES:
Revenues..............................................         100.0%             100.0%             100.0%
Costs of revenues.....................................          85.2               88.5               83.4
                                                         ---------------------------------------------------------
  Gross profit........................................          14.8               11.5               16.6
Operating expenses:
  Selling and marketing...............................           7.2                9.1               14.2
  Research and development............................           2.1                1.8                5.3
  General and administrative..........................           8.6                9.5               14.4
                                                         ---------------------------------------------------------
Total operating expenses..............................          17.9               20.4               33.9
                                                         ---------------------------------------------------------
Loss from operations..................................          (3.1)              (8.9)             (17.3)
Interest income, net..................................           2.2                0.8                0.7
                                                         ---------------------------------------------------------
Loss before minority interests in operations of
  consolidated subsidiary..............................         (0.9)              (8.1)             (16.6)
Minority interests in operations of consolidated
  subsidiary...........................................            -                0.7                  -
Net loss...............................................         (0.9)%             (7.4)%            (16.6)%




FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

         Revenues. Revenues, which were primarily derived from sales of ground segment systems and networks, increased by $21.9 million, or 60.4%, to $58.1 million for the fiscal year ended June 30, 1998 from $36.2 million for the fiscal year ended June 30, 1997. The increase was primarily the result of a negotiated contract with Sonangol, U.E.E. as well as an overall increase in the number of shipments and/or completion of contracts as the Company continued to expand its businesses. Revenues for the three month period ended June 30, 1998 decreased by 25.2% to $11.0 million from $14.7 million for the same period in the previous year as a result of the decline in bookings in previous quarters as a result of the economic conditions in the Pacific Rim region, Russia and other international markets. The Company expects the trend in revenues that adversely affected its results of operations for the three month period ended June 30, 1998 to continue to impact the Company. These trends include the difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these regions.

         Gross Profit. Gross profit increased by $4.4 million to $8.6 million for the fiscal year ended June 30, 1998 from $4.2 million for the fiscal year ended June 30, 1997. The increase was primarily due to the increase in the shipment of ground segment systems and networks. Gross profit as a percentage of revenues was 14.8% for the fiscal year ended June 30, 1998 compared to 11.5% for the fiscal year ended June 30, 1997. The increase was due primarily to a significant negotiated contract with Sonangol, U.E.E., which resulted in higher gross profit margin offset in part by an increase in orders awarded through a competitive bidding process, which typically result in lower gross profit margins than negotiated contracts.

         Selling and Marketing. Selling and marketing expenses increased by $0.9 million, or 27.6%, to $4.2 million for the fiscal year ended June 30, 1998 from $3.3 million for the fiscal year ended June 30, 1997. The increase was primarily due to the increase in the number of bids and proposals prepared by the Company, as well as an increase in marketing personnel from 25 at June 30, 1997 to 35 at June 30, 1998. Selling and marketing expenses as a percentage of revenues was 7.2% for the fiscal year ended June 30, 1998 compared to 9.1% for the fiscal year ended June 30, 1997.

         Research and Development. Research and development expenses increased by $0.5 million, or 83.1%, to $1.2 for the fiscal year ended June 30, 1998 from $0.6 million for the fiscal year ended June 30, 1997 due to an increase in development costs associated with custom solutions. Research and development expenses as a percentage of revenues increased to 2.1% for the fiscal year ended June 30, 1998 from 1.8% for the fiscal year ended June 30, 1997.

         General and Administrative. General and administrative expenses increased by $1.6 million, or 45.3%, to $5.0 million for the fiscal year ended June 30, 1998 from $3.4 million for the fiscal year ended June 30, 1997, but decreased as a percentage of revenues to 8.6% for the fiscal year ended June 30, 1998 from 9.5% for the fiscal year ended June 30, 1997. The increase in general and administrative expenses resulted primarily from an increase of approximately $0.7 million in legal and other costs associated with operating a public company, and an increase of approximately $0.5 million in personnel and related expenses to support the continued growth of the Company's business.

         Interest Income. Interest income increased by $1.0 million to $1.3 million for the fiscal year ended June 30, 1998 from $0.3 million for the fiscal year ended June 30, 1997. The increase was primarily the result of the investment of remaining net proceeds from the Company's initial public offering.

         NetSat Express. During the fiscal year ended June 30, 1998, the Company's consolidated consolidated subsidiary NetSat Express experienced an increase in revenues of approximately $0.6 million to approximately $0.7 million from approximately $0.1 million for the year ended June 30, 1997. The increase resulted from the implementation of Access Plus services in January 1998, an increase in the number of PC Vector equipment sales and related activations. The increase in loss from operations associated with NetSat Express of approximately $0.2 million to $1.7 million for the fiscal year ended June 30, 1998 from $1.5 million for the year ended June 30, 1997 was mainly attributable to initial start up costs associated with providing Access Plus and PC Vector services.

FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

         Revenues. Revenues, which were derived from sales of ground segment systems and networks, increased by $22.7 million, or 168.8%, to $36.2 million for the fiscal year ended June 30, 1997 from $13.5 million for the fiscal year ended June 30, 1996. The increase was primarily the result of an increase in the number of shipments and/or completion of contracts from 22 for the fiscal year ended June 30, 1996 to 47 for the fiscal year ended June 30, 1997.

         Gross Profit. Gross profit increased by $1.9 million to $4.2 million for the fiscal year ended June 30, 1997 from $2.2 million for the fiscal year ended June 30, 1996. The increase was primarily due to the increase in the shipment of ground segment systems and networks. Gross profit as a percentage of revenues was 11.5% for the fiscal year ended June 30, 1997 compared to 16.6% for the fiscal year ended June 30, 1996. Such decrease was due primarily to an increase in orders awarded through a competitive bidding process, which typically result in lower gross profit margins than negotiated contracts and a contract awarded in the previous year with an unusually high profit margin.

         Selling and Marketing. Selling and marketing expenses increased by $1.4 million, or 71.4%, to $3.3 million for the fiscal year ended June 30, 1997 from $1.9 million for the fiscal year ended June 30, 1996. The increase was primarily due to the opening of marketing offices in Hong Kong and in Atlanta, Georgia, the hiring of selling and marketing personnel for NetSat Express, which accounted for approximately $0.6 million, or 17.5%, of the selling and marketing expenses for the year and the increase in the number of bids and proposals prepared by the Company. Selling and marketing expenses as a percentage of revenues was 9.1% for the fiscal year ended June 30, 1997 compared to 14.2% for the fiscal year ended June 30, 1996.

         Research and Development. Research and development expenses decreased by $0.1 million, or 8.9%, to $0.6 million for the fiscal year ended June 30, 1997 from $0.7 million for the fiscal year ended June 30, 1996 due to a decline in development costs associated with customizable systems. Research and development expenses as a percentage of revenues decreased to 1.8% for the fiscal year ended June 30, 1997 from 5.3% for the fiscal year ended June 30, 1996.

         General and Administrative. General and administrative expenses increased by $1.5 million, or 77.3%, to $3.4 million for the fiscal year ended June 30, 1997 from $1.9 million for the fiscal year ended June 30, 1996, but decreased as a percentage of revenues to 9.5% for the fiscal year ended June 30, 1997 from 14.4% for the fiscal year ended June 30, 1996. The increase in general and administrative expenses resulted from personnel increases to service the increasing customer base for the Company's ground segment business as well as the hiring of NetSat Express administrative personnel, which accounted for approximately $0.6 million, or 17.6%, of the general and administrative expenses for the year.

QUARTERLY RESULTS

         The following tables set forth certain unaudited financial information for each of the eight fiscal quarters in the period ended June 30, 1998. The Company believes that this information has been presented on the same basis as the audited Consolidated Financial Statements appearing elsewhere in the Prospectus and in the opinion of management all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and related Notes thereto included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                 SEPT. 30,  DEC. 31,   MAR. 31,   JUNE 30,      SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,
                                   1996       1996       1997       1997           1997        1997        1998        1998
                              ---------------------------------------------------------------------------------------------
 STATEMENT OF OPERATIONS
DATA:
Revenues....................  $  4,155  $   9,151 $    8,226    $  14,688 $     14,591 $    16,269 $    16,261 $    10,984
Costs of revenues...........     3,591      7,906      7,239       13,324       12,919      13,902      13,294       9,417
                              ---------------------------------------------------------------------------------------------
 Gross profit...............       564      1,245        987        1,364        1,672       2,367       2,967       1,567
Operating expenses:
   Selling and marketing....       554        847        815        1,066          831         966       1,167       1,223
   Research and development.        92        137        122          298          280         304         287         317
   General and administrative      661        755      1,118          915        1,088       1,153       1,235       1,534
                              ---------------------------------------------------------------------------------------------
Total operating expenses....     1,307      1,739      2,055        2,279        2,199       2,423       2,689       3,074
                              ---------------------------------------------------------------------------------------------
(Loss) income from operations     (743)      (494)    (1,068)        (915)        (527)        (56)        278      (1,507)
Interest income, net........        14         56        117           89          264         379         291         332
                              ---------------------------------------------------------------------------------------------
(Loss) income before
 minority interests in
 operations of consolidated
 subsidiary.................      (729)      (438)      (951)        (826)        (263)        323         569      (1,175)
Minority interests in
 operations of consolidated
 subsidiary.................       175        100          -            -            -           -           -           -
                              ---------------------------------------------------------------------------------------------
  Net (loss) income.........  $   (554) $    (338) $    (951)     $  (826) $      (263)  $     323 $       569  $   (1,175)
                              =============================================================================================

PERCENTAGE OF TOTAL REVENUES:
Revenues....................     100.0%     100.0%     100.0%       100.0%       100.0%      100.0%      100.0%      100.0%
Costs of revenues...........      86.4       86.4       88.0         90.7         88.5        85.5        81.8        85.7
                              ---------------------------------------------------------------------------------------------
 Gross profit...............      13.6       13.6       12.0          9.3         11.5        14.5        18.2        14.3
Operating expenses:
   Selling and marketing....      13.3        9.3       10.0          7.3          5.7         5.9         7.2        11.1
   Research and development.       2.2        1.5        1.5          2.0          1.9         1.8         1.7         2.9
   General and administrative     15.9        8.2       13.6          6.2          7.5         7.1         7.6        14.0
                              ---------------------------------------------------------------------------------------------
Total operating expenses....      31.4       19.0       25.1         15.5         15.1        14.8        16.5        28.0
                              ---------------------------------------------------------------------------------------------
(Loss) income from operations    (17.8)      (5.4)     (13.1)        (6.2)        (3.6)       (0.3)        1.7       (13.7)
Interest income, net........       0.3        0.6        1.4          0.6          1.8         2.3         1.8         3.0
                              ---------------------------------------------------------------------------------------------
(Loss) income before
 minority interests in
 operations of consolidated
 subsidiary.................     (17.5)      (4.8)     (11.7)        (5.6)         1.8         2.0         3.5       (10.7)
Minority interests in
 operations of consolidated
 subsidiary.................       4.2        1.1          -            -            -           -           -           -
                              ---------------------------------------------------------------------------------------------
  Net (loss) income.........     (13.3)%     (3.7)%    (11.7)%       (5.6)%       (1.8)%       2.0%        3.5%      (10.7)%
                              =============================================================================================


         The Company may continue to experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including the timing of the initiation and completion of contracts, delays in the booking of new contracts, the demand for the Company's products and services, the introduction of new or enhanced products and services by the Company or its competitors, market acceptance of new products and services, the mix of revenues between custom-built satellite communications systems and networks designed for its customers and standard installations provided to its customers, the growth of demand for Internet infrastructure-based products and services in developing countries, the timing of significant marketing programs, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions in the U.S. and abroad, such as the difficult economic conditions and currency devaluations in the Pacific Rim region, Russia and other international markets which have adversely impacted and may continue to adversely impact the Company's quarterly results. Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. Through June 30, 1998, the Company raised approximately $49.1 million of net proceeds through a public offering of its Common Stock and private offerings of its Common Stock and Convertible Preferred Stock. During the fiscal year ended June 30, 1998, the Company received net proceeds of approximately $28.7 million from sales of Common Stock through the Company's Initial Public Offering. In addition, the Company received approximately $0.6 million in proceeds from the exercise of stock options and warrants during the fiscal year ended June 30, 1998.

         At June 30, 1998, the Company had working capital of $31.7 million, including cash and cash equivalents of $21.3 million, restricted cash of $4.4 million, accounts receivable of $18.0 million, inventories of $1.6 million and prepaid and other current assets of $0.6 million, offset by $13.0 million in accounts payable and $1.2 million in accrued expenses.

         The Company has experienced negative cash flow from operations since its inception. Such negative cash flows were due to the net losses, increases in accounts receivable and decreases in accounts payable during the respective periods. Net cash used in operating activities for the fiscal years ended June 30, 1998, 1997 and 1996 was $5.9 million, $2.0 million and $2.5 million, respectively.

         Management anticipates that NetSat Express will experience negative cash flow for at least the next 12 months as a result of additional capital investments required for continued development of its operations in Eastern Europe and losses from operations.

         Several factors had a major effect on the Company's liquidity during the fiscal year ended June 30, 1998. First, revenues increased substantially as a result of a significant increase in contract deliveries and completed installations. The higher revenues increased the Company's working capital needs, as accounts receivable increased by approximately $3.7 million and accounts payable decreased by approximately $3.0 million during the fiscal year ended June 30, 1998. Offsetting this increase was an increase in accrued expenses of approximately $0.1 million. Because the Company records progress payments as an offset to inventory, the approximately $0.7 million decrease in net inventory during the fiscal year is lower than might be expected based on the increased level of activity and shipments against progress payments for contracts completed (a decrease of approximately $3.4 million from June 30, 1997 to June 30, 1998). Inventory levels may be expected to increase as work proceeds on newly acquired and existing contracts.

         The second factor affecting liquidity during the fiscal year ended
June 30, 1998 was the Company's investment activities. The Company increased its investment in its strategic suppliers by approximately $0.8 million during the fiscal year and purchased approximately $1.6 million in additional computer, machinery and test equipment. In addition, the Company completed renovation of its new office and assembly facility for which it spent approximately $1.0 million in cash on improvements and has spent an additional $0.8 million on furniture and fixtures.

         The third major factor affecting liquidity was the completion of an initial public offering of Common Stock and the exercise of options and warrants during the fiscal year ended June 30, 1998. Net proceeds of these transactions were approximately $29.3 million leaving the Company with cash and cash equivalents at the end of the fiscal year of approximately $21.3 million, which does not include $4.4 million of restricted cash.

         The Company has incurred losses since its inception and therefore has not been subject to federal income taxes. Through June 30, 1998, the Company, for income tax purposes, has generated net operating loss carryforwards of approximately $8.2 million which may be available to reduce future taxable income and future tax liabilities. These carryforwards expire through 2013. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The exercise of options or warrants or in connection with future sales of equity could limit the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

         The Company has a $7.5 million credit facility consisting of (1) a $5.0 million secured domestic line of credit and (2) a $2.5 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate plus 1/2% per annum and is collateralized by a first security interest on all assets.

         The Company's future capital requirements will depend upon many factors, including the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the success of the Company's marketing efforts in both the satellite ground segment and Internet services fields, the demand, nature and timing of customer orders and the extent to which it must conduct research and development efforts internally. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements for at least the next 12 months.

RISK FACTORS

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company, which was formed in August 1994, has a limited operating history upon which an evaluation of the Company can be based and has incurred significant operating losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company incurred operating losses of $1.1 million, $2.3 million, $2.7 million and $0.5 million during the fiscal years ended June 30, 1995, 1996, 1997 and 1998, respectively and may incur further operating losses as it attempts to expand its business. The Company's ability to expand its business and generate additional revenues and future positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or report quarterly or annual positive operating or net income. As of June 30, 1998, the Company had an accumulated deficit of $6.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INHERENT RISK OF INTERNATIONAL OPERATIONS

         Most of the Company's revenues are derived from sales to customers outside the United States. The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, the decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, Russia and other international currencies, has adversely affected and may continue to adversely affect the demand for the Company's products and services by increasing the price of the Company's products and services in the currency of the countries in which they are sold. Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems and networks, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. The recent economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, as well as the recent economic and monetary declines in Russia, has resulted in a decreased demand in such countries and other foreign regions for capital equipment such as the ground segment systems and networks supplied by the Company. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these and other foreign regions have adversely effected the Company's results of operations for the fourth quarter of 1998 and the Company expects that these negative trends will continue to adversely impact it. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

QUARTERLY FLUCTUATIONS

         The Company may continue to experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including the timing of the initiation and completion of contracts, delays in the booking of new contracts, the demand for the Company's products and services, the introduction of new or enhanced products and services by the Company or its competitors, market acceptance of new products and services, the mix of revenues between custom-built satellite communications systems and networks designed for its customers and standard installations provided to its customers, the growth of demand for Internet infrastructure-based products and services in developing countries, the timing of significant marketing programs, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions in the U.S. and abroad, such as the difficult economic conditions and currency devaluations in the Pacific Rim region, Russia and other international markets which have adversely impacted, and may continue to, adversely impact the Company's quarterly results. See "Inherent Risk of International Operations". Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

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

         The Company anticipates that its competitors may develop or acquire competing products or that provide functionality that is similar to that provided by the Company's products and that such products may be offered at significantly lower prices or bundled with other products. In addition, current and potential competitors in both markets in which the Company competes have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross profit margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In addition, the Company relies on the Personal Earth Station and DirecPC technologies provided by HNS, a subsidiary of Hughes Electronics Corp. in connection with the operation of NetSat Express's satellite-delivered data communications services business. Each project for which NetSat Express uses HNS' DirecPC technology will require the grant of a license from HNS to NetSat Express. HNS is under no obligation to grant such licenses and there can be no assurance that NetSat Express will be able to negotiate such licensing arrangements with HNS on acceptable terms, or at all. In addition, failure to maintain a business relationship with HNS would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISK OF CUSTOMER CONCENTRATION

         The Company typically relies upon a small number of customers for a large portion of its revenues. For example, approximately 29% of the Company's revenues in fiscal 1998 were derived from sales to Sonangol, U.E.E. At June 30, 1998, $12.2 million, or approximately 28% of the Company's backlog, was accounted for by a contract between the Company and Transworld Communications Services, Inc. and $7.1 million, or approximately 16% of the Company's backlog, was accounted for by a contract between the Company and Sonangol, U.E.E. The Company expects that in the near term a significant portion of its revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from period to period) as the Company seeks to expand its business and its customer base. The reduction, delay, or cancellation of orders from one or more of such significant customers would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISK OF FIXED-PRICE CONTRACTS

         Virtually all of the Company's contracts for installation of ground segment systems and networks are on a fixed-price basis. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering, design and testing. Since the Company's business may at certain times be concentrated in a limited number of large contracts, a significant cost overrun on any one contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk of Customer Concentration."

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

RISK OF FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS

         The Company is subject to various federal laws and regulations which may have negative effects on the Company. The Company operates a teleport in Hauppauge, New York, which is subject to FCC Rules and Regulations. The Company has obtained certain licenses from the FCC for both domestic and international operation of the teleport and must operate it in compliance with FCC Rules and Regulations for the term of the license. There can be no assurance that the Company will be able to obtain additional licenses that may be required or maintain the necessary licenses.

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

         The Company's Internet operations (other than the operation of a teleport) are not currently subject to direct government regulation in most countries, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues such as user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. For example, the Telecommunications Act of 1996 (the constitutionality of certain portions of which is currently under challenge) was recently enacted in the United States, and imposes criminal penalties via the Communications Decency Act on anyone who distributes obscene, lascivious or indecent communications over the Internet. It is anticipated that a substantial portion of the Company's Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States. To the extent that the Company provides content as a part of its Internet services, it will be subject to any such laws regulating content. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's Internet services or increase the Company's cost of doing business or in some other manner have a material adverse effect on the Company's business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's services, could increase the Company's cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends to a significant extent on its executive officers and certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains term life insurance in the amount of $1.0 million on David E. Hershberg, the Chairman and Chief Executive Officer of the Company and term life insurance in the amount of $0.5 million for each of Messrs. Miller, DiCicco, Woodring, Yablonski and Melfi, all of whom are officers of the Company. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably.

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

         The Company currently has three patent applications pending in the United States and a PCT application, corresponding to one of the United States applications, is pending in a number of foreign jurisdictions. The Company also intends to seek further patents on its technology, if appropriate. There can be no assurance that patents will issue from any of the Company's pending or any future applications or that any claims allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

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

RISK OF CONCENTRATED OWNERSHIP

         As of September 25, 1998, the Company's officers and directors, and their affiliates beneficially own approximately 2,236,985 shares, constituting approximately 23.2% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company is subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, the Company assesses these risks and has established policies and procedures to manage its exposure to fluctuations in foreign currency values.

         The Company's objective to managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, the Company utilizes foreign currency forward contracts to hedge its exposure on firm commitments denominated in foreign currency. As of June 30, 1998, the Company has only one such foreign currency forward contract to hedge its exposure relating to a commitment to purchase approximately U.S. $3.2 million of equipment from a vendor in Swedish Krona. The Company's hedge with respect to this transaction reduces, but does not eliminate, the impact of foreign currency exchange rate movements. If there were an adverse change in the exchange rate of Swedish Krona of 10%, the expected effect on net income would be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------

        The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 14(a) of Part IV of the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ----------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         On November 27, 1996, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants. The reports of PricewaterhouseCoopers LLP on the Company's financial statements for the two fiscal years prior to such dismissal contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the year ended June 30, 1996 and for the period from August 17, 1994 (inception) through June 30, 1995, and through November 27, 1996, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. The decision to change firms was approved by the Company's Board of Directors. The Company had requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter was filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-22425).

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Certain information in response to this item is incorporated herein by reference to "Election of Directors" and "Executive Officers" in Globecomm Systems Inc.'s Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC"). Information on compliance with section 16(a) of the Exchange Act is incorporated herein by reference to "Compliance with Reporting Requirements" in the Registrant's Proxy Statement to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Information in response to this item is incorporated herein by reference to "Executive Compensation and Other Information" in the Registrant's Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

              Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Registrant's Proxy Statement to be filed with the SEC.

                                    PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               ----------------------------------------------------------------

(A) (1)  FINANCIAL STATEMENTS

                                    CONTENTS


      Report of Independent Auditors-Ernst & Young LLP......................................... F-1
      Report of Independent Accountants-PricewaterhouseCoopers LLP............................. F-2
      Consolidated Balance Sheets as of June 30, 1998 and 1997................................. F-3
      Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996... F-4
      Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30,
        1998, 1997 and 1996.................................................................... F-5
      Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996... F-6
      Notes to Consolidated Financial Statements............................................... F-7


    (2) FINANCIAL STATEMENT SCHEDULES

         None

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in Financial Statements or notes thereto.

    (3)EXHIBITS

Exhibit No.
-----------
3.1      Amended and Restated Certificate of Incorporation (filed herewith)

3.3      Amended and Restated By-Laws of the Registrant (filed herewith)

4.2 See Exhibits 3.1 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant. (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement"))

10.1 Form of Registration Rights Agreement dated as of February 1997 (incorporated by reference to exhibit 10.1 of the Registration Statement).

10.2 Form of Registration Rights Agreement dated May 30, 1996 (incorporated by reference to exhibit 10.2 of the Registration Statement).

10.3 Form of Registration Rights Agreement dated December 31, 1996, as amended (incorporated by reference to exhibit 10.3 of the Registration Statement).

10.4 Letter Agreement for purchase and sale of 199,500 shares of Common Stock dated November 9, 1995 between the Registrant and Thomson-CSF (incorporated by reference to exhibit 10.4 of the Registration Statement).

10.5 Investment Agreement dated February 12, 1996 by and between Shiron Satellite Communications (1996) Ltd. and the Registrant (incorporated by reference to exhibit 10.5 of the Registration Statement).

10.6* Stock Purchase Agreement dated as of August 30, 1996 by and between C-Grams Unlimited Inc. and the Registrant (incorporated by reference to exhibit 10.6 of the Registration Statement).

10.7 Memorandum of Understanding dated December 18, 1996 by and between NetSat Express, Inc. and Applied Theory Communications, Inc. (incorporated by reference to exhibit 10.7 of the Registration Statement).

10.8 Stock Purchase Agreement dated as of August 23, 1996 by and between NetSat Express, Inc. and Hughes Network Systems, Inc. (incorporated by reference to exhibit 10.8 of the Registration Statement).

10.9 Employment Agreement dated as of January 27, 1997 between the Registrant and David E. Hershberg (incorporated by reference to exhibit 10.9 of the Registration Statement).

10.10 Employment Agreement dated as of January 27, 1997 between the Registrant and Kenneth A. Miller (incorporated by reference to exhibit
         10.10 of the Registration Statement).

10.11 Purchase and Sale Agreement, 45 Oser Avenue, Hauppauge, New York, dated December 12, 1996 by and between Eaton Corporation and the Registrant (incorporated by reference to exhibit 10.13 of the Registration Statement).

10.12 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (filed herewith).

16.1 Letter from PricewaterhouseCoopers LLP (incorporated by reference to exhibit 16.1 of the Registration Statement).

21.1     Subsidiary of the Registrant (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

23.2     Consent of PricewaterhouseCoopers LLP (filed herewith).

27       Financial Data Schedule (filed herewith).


* Confidential treatment granted for portions of this agreement.


 (B) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

GLOBECOMM SYSTEMS INC.

                                                                                                  Date


By:  /s/ David E. Hershberg                                                                      9/28/98
   -------------------------------------------------------------------------------------         -------
      David E. Hershberg, Chairman of the Board and
      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                                                                                  Date

By: /s/ David E. Hershberg                                                                       9/28/98
   -------------------------------------------------------------------------------------         -------
      David E. Hershberg, Chairman of the Board and
      Chief Executive Officer (Principal Executive Officer)


By: /s/ Andrew C. Melfi                                                                          9/28/98
   -------------------------------------------------------------------------------------         -------
      Andrew C. Melfi, Vice President and Chief Financial Officer (Principal Financial and
      Accounting Officer)

By: /s/ Kenneth A. Miller                                                                        9/28/98
   -------------------------------------------------------------------------------------         -------
      Kenneth A. Miller, President and Director


By: /s/ Thomas A. DiCicco                                                                        9/28/98
   -------------------------------------------------------------------------------------         -------
      Thomas A. DiCicco, Vice President and Director


By: /s/ Donald G. Woodring                                                                       9/28/98
   -------------------------------------------------------------------------------------         -------
      Donald G. Woodring, Vice President and Director


By: /s/ Stephen C. Yablonski                                                                     9/28/98
   -------------------------------------------------------------------------------------         -------
      Stephen C. Yablonski, Vice President and Director









By:   /s/ Herman Fialkov                                                                         9/28/98
   -------------------------------------------------------------------------------------         -------
      Herman Fialkov, Director


By:   /s/ Shelly A. Harrison                                                                     9/28/98
   -------------------------------------------------------------------------------------         -------
      Shelley A. Harrison, Director


By:   /s/ Benjamin Duhov                                                                         9/28/98
   -------------------------------------------------------------------------------------         -------
      Benjamin Duhov, Director


By: :  /s/ C.J. Waylan                                                                           9/28/98
   -------------------------------------------------------------------------------------         -------
      C.J. Waylan, Director


By: :  /s/ A. Robert Towbin                                                                      9/28/98
   -------------------------------------------------------------------------------------         -------
      A. Robert Towbin, Director


                                       38

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Globecomm Systems Inc.

         We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. at June 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

Melville, New York
August 7, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Stockholders of Globecomm Systems Inc.

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Globecomm Systems Inc. and its subsidiary for the year ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
New York, New York
August 23, 1996, except as to Note 1,
which is as of August 5, 1997

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                              JUNE 30, 1998    JUNE 30, 1997
                                                                                              -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $       21,342    $       5,164
  Restricted cash.........................................................................           4,416            1,537
  Accounts receivable.....................................................................          18,017           14,350
  Inventories, net........................................................................           1,583            2,293
  Prepaid expenses and other current assets...............................................             635              307
                                                                                            -----------------------------------
Total current assets......................................................................          45,993           23,651
Fixed assets, net.........................................................................           9,963            7,151
Investments...............................................................................           2,093            1,308
Other assets..............................................................................             295            1,176
                                                                                            -----------------------------------

Total assets..............................................................................  $       58,344    $      33,286
                                                                                            ===================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable........................................................................  $       13,042    $      16,089
  Accrued payroll and related fringe benefits.............................................             632              438
  Accrued commissions.....................................................................             216              360
  Other accrued expenses..................................................................             422              329
  Capital lease obligations...............................................................              18               56
                                                                                            -----------------------------------
Total current liabilities.................................................................          14,330           17,272
Capital lease obligations.................................................................              -                18
                                                                                            -----------------------------------
Total liabilities.........................................................................          14,330           17,290
                                                                                            -----------------------------------

Commitments

Stockholders' equity:
  Preferred stock, $.001 par value; 3,000,000 shares authorized:
   Class A Convertible - shares authorized, issued and outstanding: none at
        June 30, 1998 and 172,304 at June 30, 1997........................................              -                -
   Class B Convertible - shares authorized, issued and outstanding: none at
        June 30, 1998 and 514,714 at June 30, 1997........................................              -                 1
  Common stock, $.001 par value; 22,000,000 shares authorized, shares issued and
   outstanding: 9,165,908 at June 30, 1998 and 3,906,119 at June 30, 1997.................               9                4
  Additional paid-in capital..............................................................          50,530           21,970
  Accumulated deficit.....................................................................         (6,525)          (5,979)
                                                                                            -----------------------------------
Total stockholders' equity................................................................          44,014           15,996
                                                                                            -----------------------------------


Total liabilities and stockholders' equity................................................  $       58,344    $      33,286
                                                                                            ===================================




                                              See accompanying notes.





                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                                                    JUNE 30,          JUNE 30,         JUNE 30,
                                                                                      1998              1997             1996
                                                                               -----------------------------------------------------
Revenues....................................................................   $       58,105     $     36,220     $      13,476
Costs of revenues...........................................................           49,532           32,060            11,238
                                                                               -----------------------------------------------------


Gross profit................................................................            8,573            4,160             2,238
                                                                               -----------------------------------------------------


Operating expenses:
  Selling and marketing.....................................................            4,187            3,282             1,915
  Research and development..................................................            1,188              649               712
  General and administrative................................................            5,010            3,449             1,945
                                                                               -----------------------------------------------------


Total operating expenses....................................................           10,385            7,380             4,572
                                                                               -----------------------------------------------------


Loss from operations........................................................          (1,812)          (3,220)           (2,334)
Interest income, net of interest expense of  $5, $22 and $32 in 1998, 1997
  and 1996, respectively....................................................            1,266              276                89
                                                                               -----------------------------------------------------
Loss before minority interests in operations of consolidated
   subsidiary...............................................................            (546)          (2,944)           (2,245)
Minority interests in operations of consolidated subsidiary.................              -                275               -
                                                                               -----------------------------------------------------
Net loss....................................................................   $        (546)     $    (2,669)     $     (2,245)

                                                                               =====================================================



Basic and diluted loss per share............................................   $       (0.06)
                                                                               ===================
Basic and diluted weighted average shares...................................            8,553
                                                                               ===================

Pro forma basic and diluted net loss per share (unaudited)..................                      $     (0.44)
                                                                                                  =================

Shares used in computing pro forma basic and diluted net loss per
   share (unaudited)........................................................                             6,086
                                                                                                  =================

                                              See accompanying notes.




                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                               PREFERRED STOCK
                       ----------------------------------                 ADDITIONAL     STOCK                     TOTAL
                            CLASS A          CLASS B       COMMON STOCK    PAID-IN   SUBSCRIPTIONS ACCUMULATED  STOCKHOLDERS'
                                                         ---------------
                       SHARES   AMOUNT   SHARES  AMOUNT  SHARES  AMOUNT    CAPITAL    RECEIVABLE    DEFICIT       EQUITY
                       -----------------------------------------------------------------------------------------------------
Balance at June 30,
  1995................       -  $      -       -  $    -  3,506    $   4   $ 5,168     $   (900)   $ (1,065)     $  3,207
Proceeds from stock
  subscriptions
  receivable..........                                                                      900                       900
Sale of common stock
  to investor, net of
  issuance costs of
  $17.................                                      200        -       915                                    915
Issuance of common
  stock as sales
  commissions.........                                       37        -       174                                    174
Sale of common stock
  to investors........                                       11        -        50                                     50
Issuance of common
  stock to consultants                                       15        -        52                                     52
Sale of convertible
  preferred stock to
  investors, net of
  issuance costs of
  $15.................     156         -                                     2,485                                  2,485
Options granted to
  employees and
  directors...........                                                         192                                    192
Net loss..............                                                                               (2,245)       (2,245)
                       -----------------------------------------------------------------------------------------------------

Balance at June 30,
  1996................     156         -       -       -  3,769        4     9,036            -      (3,310)        5,730

Sale of convertible
  preferred stock to
  investors, net of
  issuance costs of
  $2,623; paid in
  cash of $1,135 and
  53 shares of stock..                       485       1                    10,964                                 10,965
Sale of convertible
  preferred stock to
  investor............       16        -                                       257                                    257
Exercise of warrants..                                      107        -       563                                    563
Sale of convertible
  preferred stock to
  investor............                        30       -                       824                                    824
Issuance of common
  stock in exchange
  for minority shares
  in subsidiary.......                                       30        -       243                                    243
Options granted to
  employees and
  directors...........                                                          83                                     83
Net loss..............                                                                               (2,669)       (2,669)
                       -----------------------------------------------------------------------------------------------------

Balance at June 30,
  1997................     172         -     515       1  3,906        4    21,970            -      (5,979)       15,996

Conversion of
convertible preferred
   stock into common
   stock..............    (172)        -    (515)     (1) 1,958        2        (1)                                     -
Proceeds from initial
  public offering,
  net of issuance
  costs of $3,721.....                                    3,163        3    27,901                                 27,904
Proceeds from
  exercise of stock
  options.............                                      132        -       534                                    534
Proceeds from
  exercise of warrants                                        7        -        55                                     55
Options granted to
  employees and
  directors...........                                                          71                                     71
Net loss..............                                                                                 (546)         (546)
                       -----------------------------------------------------------------------------------------------------
Balance at June 30,
  1998................       -   $     -       -  $    -  9,166    $   9   $50,530     $      -   $  (6,525)     $ 44,014
                       =====================================================================================================

                                              See accompanying notes.




                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED             YEAR ENDED          YEAR ENDED
                                                                             JUNE 30, 1998         JUNE 30, 1997       JUNE 30, 1996
                                                                         -----------------------------------------------------------
OPERATING ACTIVITIES
Net loss...............................................................  $          (546)      $        (2,669)      $    (2,245)
Adjustments to reconcile net loss to net cash used in operating activities:
  Stock issued to investor as commission...............................               -                     -                 174
  Stock issued to consultants for services.............................               -                     -                  46
  Depreciation and amortization........................................               650                   334               181
  Amortization of organization costs...................................                52                    28                12
  Stock compensation expense...........................................                71                    83               192
  Minority interests in operations of consolidated subsidiary..........               -                   (275)                -
  Changes in operating assets and liabilities:
      Accounts receivable..............................................           (3,667)              (12,351)           (1,930)
      Inventories, net.................................................               710                 (916)               664
      Prepaid expenses and other current assets........................             (328)                  (73)             (224)
      Other assets.....................................................                68                   (1)              (39)
      Accounts payable.................................................           (3,047)                13,322               338
      Accrued payroll and related fringe benefits......................               194                   221               114
      Accrued commissions and other accrued expenses...................              (51)                   339               207
                                                                         -----------------------------------------------------------
Net cash used in operating activities..................................           (5,894)               (1,958)           (2,510)
                                                                         -----------------------------------------------------------


INVESTING ACTIVITIES
Purchases of investments...............................................             (785)               (1,069)             (238)
Purchases of fixed assets..............................................           (3,462)               (6,765)             (339)
Payment of organization costs..........................................               -                    (81)                -
Restricted cash........................................................           (2,879)                 (306)           (1,136)
                                                                         -----------------------------------------------------------
Net cash used in investing activities..................................           (7,126)               (8,221)           (1,713)
                                                                         -----------------------------------------------------------


FINANCING ACTIVITIES
Proceeds from sales of common stock, net...............................            28,665                   -               1,871
Proceeds from sales of preferred stock, net............................               -                  12,046             2,485
Proceeds from exercise of warrants.....................................                55                   563                -
Proceeds from exercise of stock options................................               534                   -                  -
Investment from minority stockholders..................................               -                     275                -
Loan to stockholder....................................................               -                     -               (150)
Repayment of loan to stockholder.......................................               -                     150                -
Repayment of loans payable to stockholder..............................               -                   (315)              (21)
Payment of deferred offering costs.....................................               -                   (761)                -
Payments under capital leases..........................................              (56)                  (50)              (34)
                                                                         -----------------------------------------------------------
Net cash provided by financing activities..............................            29,198                11,908             4,151
                                                                         -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...................            16,178                 1,729              (72)
Cash and cash equivalents at beginning of year.........................             5,164                 3,435             3,507
                                                                         -----------------------------------------------------------
Cash and cash equivalents at end of year...............................  $         21,342      $          5,164      $     $3,435
                                                                         ===========================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.................................................  $              5      $             51      $         13
                                                                         ===========================================================

                                              See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

         Globecomm Systems Inc. (the "Company") was incorporated in the State of Delaware on August 17, 1994. The Company designs, assembles and installs satellite ground segment systems and networks which support a wide range of satellite communications applications including fixed, mobile and direct broadcast services as well as certain military applications.

         On July 18, 1997, the Board of Directors authorized and, on August 5, 1997 the stockholders approved a 2.85-for-one stock split of the outstanding shares of common stock, and amended and restated the Company's certificate of incorporation increasing the number of authorized shares of common stock to 22,000,000 and preferred stock to 3,000,000, and changing the par value of its common and preferred stock to $.001. All common stock, stock option and warrant data has been restated to reflect the stock split.

         The Company has incurred operating losses since its inception and had an accumulated deficit at June 30, 1998 of $6,525,000. Such losses have resulted principally from general and administrative and selling and marketing expenses associated with the Company's operations. The Company expects that its cash and working capital requirements will continue to increase in connection with the Company's plans to continue to expand operations. Management believes that its existing capital resources will be sufficient to meet its working capital needs through June 30, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of the Company and its majority-owned subsidiary, NetSat Express, Inc. ("NetSat Express"). All significant intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

         The Company uses the percentage-of-completion method of accounting for contract revenues, upon the achievement of certain milestones. Accordingly, revenue from long-term, fixed-price contracts, are generally recorded based on the relationship of total costs incurred to date to total projected final costs. Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contracted losses are recognized as they become known.

         Revenues from sales of products and services are generally recognized when the product is shipped or the service is performed.

INVENTORIES

         Inventories, which consist primarily of costs incurred in connection with specific customer contracts, are stated at the lower of cost or market value.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

CASH EQUIVALENTS

         The Company classifies as cash equivalents all highly liquid instruments with a maturity of three months or less at the time of purchase.

FIXED ASSETS

         Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation of fixed assets is provided on a straight-line basis over their estimated useful lives of three to twenty-five years. Certain leased office equipment has been capitalized. These amounts are included in fixed assets within the accompanying consolidated balance sheets and are being amortized over the estimated useful lives of the equipment.

RESEARCH AND DEVELOPMENT

         Research and development expenditures are expensed as incurred.

INCOME TAXES

         The financial statements have been prepared in conformity with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires recognition of deferred income taxes under the liability method.

BASIC AND DILUTED LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED LOSS PER SHARE

         During the year ended June 30, 1998, Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128 ("Statement 128"), "Earnings Per Share" became effective. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

         Basic loss per share for the year ended June 30, 1998 is based on the weighted average number of common shares outstanding during the period. Diluted loss per share for the year ended June 30, 1998 excluded the effect of approximately 891,000 stock options and approximately 23,000 warrants as the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the year ended June 30, 1998.

         Pro forma basic loss per share for the year ended June 30, 1997 is based on the weighted average number of shares of common stock outstanding including the conversion of the Class A and Class B Convertible Preferred Stock into common stock, which occurred upon the consummation of the Company's initial public offering. However, in accordance with Staff Accounting Bulletin 98 of the Securities and Exchange Commission, options to purchase common stock for nominal consideration have been reflected in diluted loss per share for all periods presented in a manner similar to a stock split, even if anti-dilutive. Historical losses per share have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with the initial public offering.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The book values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term maturities of these instruments.

STOCK BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options because, as discussed below in Note 8, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based-Compensation" ("Statement 123"), requires the use of option valuation models that were not developed for use in valuing employee and director stock options.

LONG-LIVED ASSETS

         When impairment indicators are present, the Company reviews the carrying value of its long-lived assets to determine the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses.

SEGMENT DISCLOSURES

         As of June 30, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 12).

3. INVENTORY

         Inventory consists of the following:

                      JUNE 30, 1998    JUNE 30, 1997
                      ------------------------------
                              (IN THOUSANDS)

Raw materials ........   $   78           $   51
Work-in-progress .....    3,778            7,877
                         -----------------------
                          3,856            7,928
Less progress payments    2,273            5,635
                         -----------------------
                         $1,583           $2,293
                         =======================

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4. FIXED ASSETS

         Fixed assets consist of the following:

                                                                        JUNE 30, 1998        JUNE 30, 1997
                                                                     -----------------------------------------
                                                                                  (IN THOUSANDS)

Land..............................................................   $         1,750      $          -
Building and improvements.........................................             5,261                 -
Computer equipment................................................             1,437                 881
Machinery and equipment...........................................             1,409                 398
Furniture and fixtures............................................               933                 144
Leasehold improvements............................................                29                 149
Equipment under capital leases....................................               159                 159
Construction in progress..........................................                91               5,995
                                                                     -----------------------------------------
                                                                              11,069               7,726

Less accumulated depreciation and amortization....................             1,106                 575
                                                                     -----------------------------------------

                                                                     $         9,963      $        7,151
                                                                     =========================================


5. INVESTMENTS

         Investments consists of the following:

                                                                                     JUNE 30, 1998        JUNE 30, 1997
                                                                                  ------------------------------------------
                                                                                               (IN THOUSANDS)
               Shiron Satellite Communications (1996), Ltd.
                    ("Shiron") (a)............................................... $           285      $           285
               Euro Broadcasting Corporation
                    ("Euro") (b).................................................             440                  240
               Newpoint Technologies, Inc.
                    ("Newpoint Technologies") (c)................................             950                  550
               Armer Communications Engineering Services, Inc.
                    ("Armer") (d)................................................             200                  200
               Joint Communications Technology Corp.
                    ("JCTC") (e) ................................................             214                   -
               Other.............................................................               4                   33
                                                                                  ------------------------------------------
                                                                                  $         2,093      $         1,308
                                                                                  ==========================================


(a) On February 12, 1996, the Company purchased 10% of the common stock of Shiron, an Israeli company, for $150,000 and, during October 1996, exercised an option to purchase an additional 9% for $135,000. The Company has an option to purchase up to a total of a 30% interest of Shiron in accordance with the terms of the purchase agreement. As of June 30, 1998, the Company's interest in Shiron was diluted to 11.6%.

(b) During August 1996, the Company purchased 19% of the common stock of Euro, a Delaware corporation, for $240,000 with a one year option to purchase an additional 10% at a price ranging from $125,000 to $200,000

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         depending upon the exercise date. In August 1997, the Company exercised its option to purchase an additional 10% for $200,000. As of June 30, 1998, the Company's interest in Euro was diluted to 22.9%. The financial position and results of operations of Euro at June 30, 1998 were not material.

(c) On August 30, 1996, the Company purchased 5% of the common stock of Newpoint Technologies (formerly C-Grams Unlimited Inc.), a New Hampshire corporation, for approximately $400,000. In May 1997, the Company purchased an additional 1.6% for $150,000. In August and September 1997, the Company purchased additional common stock of Newpoint Technologies for $400,000. As of June 30, 1998, the Company's interest in Newpoint Technologies has been diluted to 10.3%. The Company has an option to purchase an additional 9.7% at a price in accordance with the terms of the agreement.

(d) On November 18, 1996, the Company purchased 15% of the common stock of Armer, an Arizona corporation, for $150,000 and in March 1997 purchased an additional 2% for $50,000. The Company has an option to purchase up to an additional 8% at a price of $25,000 for each additional 1% through December 31, 1997.

(e) On January 13, 1998, the Company purchased 6.7% of the common stock of JCTC, a New Jersey corporation, for approximately $214,000. The Company has a two-year option to purchase an additional 6.7% for $200,000. In addition, the Company has an additional option to purchase up to a total of 20% interest in JCTC provided the Company has purchased the first option. The price of the second option will be the then current market price or the last price for which JCTC's common stock has been sold.

         The above investments have been accounted for at cost, except for Euro which has been accounted for under the equity method, since the Company does not have the ability to exercise significant influence over operating and financial policies of the investees.

6. COMMON STOCK

SALES OF COMMON STOCK

         In August 1997, the Company completed an initial public offering of 3,162,500 shares of common stock for an aggregate offering price of $31,625,000. The Company incurred total expenses in the offering of approximately $3,721,000 of which approximately $2,214,000 represented underwriting discounts and commissions and approximately $1,507,000 represented other related expenses. The net offering proceeds to the Company after deducting the total expenses were approximately $27,904,000.

         During November 1996, a minority shareholder in the Company's subsidiary, NetSat Express, agreed to exchange its 19,000 shares (representing approximately 2%) of NetSat Express for approximately 30,000 shares in the Company. The shares in the Company were valued at $8.07 per share at the date of the agreement. The transaction was completed during April 1997 and, accordingly, the Company recorded goodwill of approximately $243,000.

         During the year ended June 30, 1996, the Company sold approximately 210,000 shares of its common stock to various investors. Proceeds from the sale of these shares totaled approximately $966,000, net of related expenses of approximately $17,000.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         In June 1995, the Company completed a private placement offering in which the Company issued approximately 1,219,000 shares of common stock to various investors. Proceeds from the issuance of these shares totaled approximately $5,032,000, including approximately $861,000 of stock subscriptions received in July 1995, and net of related expenses of approximately $1,402,000. In satisfaction of these related expenses, the Company paid approximately $670,000 in cash and issued approximately 156,000 shares of its common stock valued at approximately $732,000. Additionally, in connection with this offering, the Company sold to one of its investors for approximately $4,000, a five-year warrant to purchase approximately 107,000 shares of the Company's common stock at a price of $5.26 per share. The warrant contains certain anti-dilution provisions as specified in the warrant agreement. On January 24, 1997, the investor exercised the outstanding warrant.

STOCK ISSUED TO CONSULTANTS

         During November 1996, the Company issued a ten-year warrant to five consultants for future services to purchase an aggregate of approximately 64,000 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. During the year ended June 30, 1998, warrants to purchase 6,700 shares of common stock were exercised.

         During the year ended June 30, 1996, the Company issued approximately 10,000 shares of its common stock to a consultant in payment for his efforts in assisting in various Company matters. These shares were purchased by the consultant at a price of $.04 per share. Consulting expense recorded as a result of this transaction amounted to approximately $46,000, which represents the difference between the fair market value of the shares at the date of issuance and the purchase price.

ISSUANCE OF COMMON STOCK AS COMMISSION

         On November 9, 1995, and in connection with the Company's sale of approximately 200,000 shares of its common stock to an investor also during the year ended June 30, 1996, the Company entered into a commitment to issue up to 5% of its share capital as follows: (i) 1% of the then outstanding share capital of the Company upon receipt of sales orders from this stockholder totaling $1,500,000 and (ii) an additional 1% of the then outstanding share capital of the Company upon the receipt of each of four subsequent increments of $3,000,000 in sales orders from this stockholder. This commitment expired in May 1998.

         In November 1995, the Company issued approximately 37,000 shares of its common stock to this investor, or 1% of the then outstanding share capital. This issuance resulted in approximately $174,000 of commission expense based on the fair market value of the shares at the date of issuance, which was also the date of the agreement. As of June 30, 1996, this entire amount was included in prepaid expenses within the consolidated balance sheet as the related orders were not recorded as revenue during the year ended June 30, 1996. Such amount was included in selling and marketing expense in the accompanying consolidated statement of operations during the year ended June 30, 1997, the period in which the related revenue was recognized.

         In addition, the investor was granted certain preemptive and other rights regarding future issuances of securities of the Company including (i) a preemptive right to purchase up to 15% of the total number of securities offered in any public offering undertaken by the Company and (ii) the right to participate in any private offering to the extent required to maintain its percentage ownership in the Company as well as the right to nominate a director to the Board of Directors. These rights survive for so long as the investor's stock ownership does not fall below 5% of the outstanding share capital of the Company as a result of the investor selling or otherwise disposing of a portion of its shares.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


7. CONVERTIBLE PREFERRED STOCK

         In December 1996, the Company issued approximately 485,000 shares (including approximately 53,000 shares issued as commission) of its Class B convertible preferred stock ("Class B Convertible") at $28.00 per share to investors. Proceeds from the sales of these shares totaled $10,965,000, net of related cash expenses of $1,135,000. In March 1997, and in connection with certain anti-dilution provisions related to a sale of common stock to an investor during the year ended June 30, 1996, the Company issued approximately 29,000 shares of Class B Convertible at $28.00 per share.

         On May 30, 1996, the Company issued approximately 156,000 shares of its Class A convertible preferred stock ("Class A Convertible") at $16.00 per share to investors. Proceeds from the sale of these shares totaled $2,485,000, net of related expenses of $15,000. In addition, during August 1996, the Company issued approximately 16,000 shares of Class A Convertible at $16.00 per share to an investor.

         The Class A Convertible and Class B Convertible outstanding at the time of the Company's initial public offering in August 1997 was converted into approximately 1,958,000 shares of common stock.

8. STOCK OPTION PLANS

         In February 1995, the Company adopted a stock option plan (the "Employee Stock Option Plan"), which provided that the Company may grant employees options to acquire up to an aggregate of 285,000 shares of the Company's common stock. During December 1996, the Company increased the number of shares it may grant to 1,710,000. The options generally vest in equal installments over a four-year period and expire on the tenth anniversary of the date of grant.

         In June 1995, the Company adopted a stock option plan (the "Director Stock Option Plan"), which provides that the Company may grant outside directors options to acquire up to an aggregate of 285,000 shares of the Company's common stock. The options vest annually in equal installments over a three-year period commencing on the date of grant. The options expire the earlier of five years from the date of grant or three years from concluding service as director of the Company.

         On February 26, 1997, the Company's Board of Directors authorized, and the stockholders subsequently approved, the 1997 Stock Incentive Plan ("1997 Plan"), which serves as a successor plan to the Employee Stock Option Plan and Director Stock Option Plan. The 1997 Plan provides for an increase of 285,000 shares to previously existing stock option plans, among other matters.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

EMPLOYEE PLAN

         The following table summarizes activity in employee stock options (in thousands except for per share amounts):


                                    YEAR ENDED                   YEAR ENDED                   YEAR ENDED
                                  JUNE 30, 1998                JUNE 30, 1997                 JUNE 30, 1996
                           ----------------------------------------------------------------------------------------
                                           WEIGHTED-                     WEIGHTED-                    WEIGHTED-
                              SHARES        AVERAGE         SHARES        AVERAGE        SHARES        AVERAGE
                           UNDER OPTION  EXERCISE PRICE  UNDER OPTION  EXERCISE PRICE UNDER OPTION  EXERCISE PRICE
                           ----------------------------------------------------------------------------------------
Balance, beginning of year        1,546      $ 6.19               820    $ 4.46               209    $ 3.51
Grants....................          206      $13.98               733    $ 8.15               730    $ 4.57
Exercised.................          (75)     $ 4.42                 -    $    -                 -    $    -
Canceled..................          (10)     $ 7.84                (7)   $ 7.39              (119)   $ 3.51
                           --------------              ---------------              --------------
Balance, end of year......        1,667      $ 7.22             1,546    $ 6.19               820    $ 4.46
                           ==============              ===============              ==============
Weighted-average fair
   value of options
   granted during the year                   $ 7.96                      $ 3.56                      $ 2.26


         As a result of stock options granted during the years ended June 30, 1997, 1996 and 1995, the Company recorded compensation expense of approximately $56,000, $43,000 and $99,000 during the years ended June 30, 1998, 1997 and
1996, respectively, based on the difference between the fair market value of the shares and the option exercise prices at the dates of grant. As of June 30, 1998, remaining compensation expense to be recorded through the year ended June 30, 2001 was approximately $309,000. As of June 30, 1998, approximately 567,000 employee stock options were exercisable.

DIRECTOR PLAN

         Pursuant to the Director Stock Option Plan, in June 1995, the Company granted certain outside directors options to purchase approximately 128,000 shares of the Company's common stock at $3.51 per share. As a result of these grants, the Company recorded compensation expense during the years ended June 30, 1998, 1997 and 1996, of $15,000, $40,000 and $93,000, respectively, based on the fair market value of the shares at the date of grant. As of June 30, 1998, there was no additional compensation expense to be recorded relating to these grants. During January 1997, an additional outside director was granted approximately 43,000 options at $8.07 per share, the estimated fair value of such shares on the date of grant. During November 1997, an additional outside director was granted 15,000 options at $15.75 per share, the fair value of such shares on the date of grant. As of June 30, 1998, approximately 86,000 options were exercisable and 57,000 were exercised during the year ended June 30, 1998.

STATEMENT 123

         Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to July 1, 1995 under the fair value method of that Statement. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


June 30, 1998, 1997 and 1996: risk-free interest rate of 6.5%, volatility factor of the expected market price of the Company's common stock of .51 (1998) and .40 (1997 and 1996), a weighted-average expected life of the option of six years and no dividend yields.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              YEAR ENDED          YEAR ENDED
                                            JUNE 30, 1998        JUNE 30, 1997
                                         --------------------------------------

Pro forma net loss (in thousands)....... $        (1,868)     $        (3,433)
Pro forma net loss per share............ $         (0.22)     $         (0.56)

The following tables summarize information about employee and director stock options outstanding at June 30, 1998 (option amounts in thousands):

                                                           WEIGHTED-
                                                           AVERAGE
    RANGE OF                                               REMAINING
    EXERCISE              OPTIONS         OPTIONS          CONTRACTUAL
     PRICES               OUTSTANDING     EXERCISABLE      LIFE (YEARS)
-------------------------------------------------------------------------
   $3.51  -   $4.68          879            477                7.3
   $7.02  -  $10.50          695            171                8.5
   $11.38 -  $15.75          204              5                9.3
   $17.13 -  $18.38           18              0                9.3
=========================================================================
    $3.51 -  $18.38        1,796            653                8.0
=========================================================================




         The Company has reserved approximately 2,205,000 shares of common stock for issuance upon exercise of all outstanding options and warrants at June 30, 1998.

9. RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE FROM STOCKHOLDER

         On December 8, 1995, the Company loaned $150,000 to an employee, who is also a stockholder of the Company. Interest was receivable at an annual rate of 5%. The note was due on June 30, 1996 and was extended until June 30, 1997. On June 13, 1997, the full amount of principal plus accrued interest in the aggregate amount of approximately $153,000 was repaid.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE AND LOAN PAYABLE TO STOCKHOLDER

         On October 28, 1994, the Company received $315,000 in exchange for a note payable to the Company's chief executive officer, who is also a stockholder of the Company. Interest is payable at an annual rate of 6%. Principal and any unpaid interest are payable in full upon demand at any time on or after October 28, 1995. Interest expense related to this note was approximately $9,000 and $19,000, during the years ended June 30, 1997 and 1996, respectively. The note payable and accrued interest was paid on January 14, 1997.

         During the period ended June 30, 1995, the Company also received non-interest bearing working capital loan advances of approximately $81,000 from the Company's chief executive officer, of which $60,000 was repaid during the period ended June 30, 1995 and approximately $21,000 was repaid during the year ended June 30, 1996.

10. PENSION PLAN

         The Company maintains a 401(k) plan which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 20% of their pre-tax compensation. Participant contributions up to 4% of pre-tax compensation were fully matched by the Company during the years ended June 30, 1998, 1997 and 1996. The plan also provides for discretionary contributions by the Company. The Company contributed approximately $242,000, $117,000 and $42,000 to the plan during the years ended June 30, 1998, 1997 and 1996, respectively. There were no discretionary contributions made by the Company during the years ended June 30, 1998, 1997 and 1996.

11. INCOME TAXES

         As a result of losses incurred from inception, the Company has available net operating loss carryforwards ("NOL's") of approximately $8.2 million ($5.1 million and $3.1 million for Globecomm Systems Inc. and NetSat Express, respectively) for income tax purposes which expire through 2013. However, as a result of significant ownership changes and separate company limitations it is anticipated that an annual limitation will be applied to the Company's utilization of the NOL's.

         As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to offset deferred tax assets. The components of the Company's net deferred tax assets are as follows:


                                                                         JUNE 30, 1998        JUNE 30, 1997
                                                                                   (IN THOUSANDS)
                                                                      -----------------------------------------
Deferred tax liabilities:
  Projects in progress............................................... $            157     $            -
  Depreciation and amortization......................................              153                 16
                                                                      -----------------------------------------


Total deferred tax liabilities.......................................              310                 16
Deferred tax assets:
  Net operating loss carryforwards...................................            3,294              2,045
  Projects in progress...............................................                -                307
  Accruals...........................................................              116                 73
                                                                      -----------------------------------------


 Total deferred tax assets...........................................            3,410              2,425
Valuation allowance for deferred tax assets..........................            3,100            (2,409)
                                                                      -----------------------------------------


Net deferred tax assets..............................................              310                 16
                                                                      -----------------------------------------


Net deferred taxes................................................... $              -     $            -
                                                                      =========================================

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         At June 30, 1996, the Company had a valuation allowance for deferred tax assets of $1,230,000. In addition, approximately $455,000 of the valuation allowance, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises.

12.  SEGMENT INFORMATION

         The Company operates through two business segments. Its Ground Segment Systems and Networks Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and network solutions for the complex and changing communications requirements of its customers. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. Its Data Communications Services Segment, through the NetSat Express subsidiary, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

         The following is business segment information as of and for the years ended June 30, 1998 and 1997, as NetSat Express commenced operations during July 1996:


                                                                   YEAR ENDED        YEAR ENDED
                                                                    JUNE 30,          JUNE 30,
                                                                      1998              1997
                                                               ------------------------------------
                                                                         (IN THOUSANDS)
  Revenues:
    Ground Segment Systems and Networks........................$       57,419      $     36,169
    Data Communications Services...............................           686                51
                                                               ------------------------------------
  Total revenues...............................................$       58,105      $     36,220
                                                               ====================================

  Loss from operations:
    Ground Segment Systems and Networks........................$         (157)     $     (1,766)
    Data Communications Services...............................        (1,655)           (1,454)
  Interest income, net.........................................         1,266               276
  Minority interests in operations of consolidated
     subsidiary................................................             -               275
                                                               ------------------------------------

  Net Loss.....................................................$         (546)     $     (2,669)
                                                               ====================================


                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



12. SEGMENT INFORMATION (CONTINUED)

                                          JUNE 30, 1998      JUNE 30, 1997
                                        -------------------------------------
                                                 (IN THOUSANDS)

Assets:
  Ground Segment Systems and Networks.. $        60,894    $       34,201
  Data Communications Services.........           1,169               125
  Intercompany eliminations............          (3,719)           (1,040)
                                        -------------------------------------
Total assets........................... $        58,344    $       33,286
                                        =====================================

Depreciation and amortization:
  Ground Segment Systems and Networks.. $           592    $          326
  Data Communications Services.........              58                 8
                                        -------------------------------------
Total depreciation and amortization.... $           650    $          334
                                        =====================================

Expenditures for long-lived assets:
  Ground Segment Systems and Networks.. $         2,878    $        6,686
  Data Communications Services.........             584                79
                                        -------------------------------------
Total expenditures for long-lived
  assets............................... $         3,462    $        6,765
                                        =====================================

13. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         The Company designs, assembles and installs satellite ground segment systems and networks for customers in diversified geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. Historically, the Company has not incurred significant losses from trade receivables.

         Sales to one major customer accounted for approximately 29% and two major customers accounted for approximately 42% (29% and 13%) and 61% (43% and 18%) of the Company's net revenues for the years ended June 30, 1998, 1997 and 1996, respectively.

         Revenues from foreign sales accounted for 69% (33% Africa, 17% Asia, 9% Middle East, 9% Europe and 1% South America), 40% (28% Asia, 11% Europe and 1% Africa) and 22% (13% Europe, 5% Africa and 4% Asia) of total revenues for the years ended June 30, 1998, 1997 and 1996, respectively.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in two financial institutions at June 30, 1998. Cash equivalents are comprised of short-term debt instruments, certificates of deposit or direct or guaranteed obligations of the United States, which are held to maturity and approximate cost. At times, cash may be in excess of FDIC insurance limits.

14. FINANCIAL INSTRUMENTS

         The Company has entered into a foreign currency forward contract designed to minimize the exposure to exchange rate fluctuations on a purchase commitment denominated in Swedish Krona. At June 30, 1998, this contract, which matures on December 18, 1998, was for the purchase of Swedish Krona for a

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


total of approximately $3.2 million. Gains or losses which relate to such contracts are recognized upon payment of the purchase commitment as an adjustment to the carrying value of the related inventory.

15. COMMITMENTS

LINE OF CREDIT

         The Company has a $7.5 million credit facility consisting of (1) a $5.0 million secured domestic line of credit and (2) a $2.5 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate plus 1/2% per annum and is collateralized by a first security interest on all assets. Such line of credit expires in October 1998.

LETTERS OF CREDIT

         The Company utilizes standby letters of credit to secure certain bid proposals and performance guarantees in the normal course of business. The Company provides cash collateral for a majority of these letters of credit. As of June 30, 1998 and 1997, cash collateral related to bid proposals amounted to approximately $588,000 and $1,257,000, respectively, and cash collateral related to performance guarantees amounted to approximately $3,828,000, and $280,000, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

LEASE COMMITMENTS

         Future minimum payments under non-cancelable leases for office space and equipment with terms of one year or more, consist of the following at June 30, 1998 (in thousands):

                                                    CAPITAL        OPERATING
                                                    LEASES           LEASES
                                                --------------------------------

Year ending June 30, 1999...................... $          19   $          107
Year ending June 30, 2000......................             -                6
Year ending June 30, 2001......................             -                1
                                                --------------------------------
Total minimum lease payments...................            19   $          114
                                                                ================
Less amounts representing interest.............             1
                                                --------------
Present value of net minimum lease payments.... $          18
                                                ==============

EMPLOYMENT AGREEMENTS

         During January 1997, the Company entered into three-year employment agreements with two of its officers for an aggregate amount of $325,000 per year. The Company will have certain obligations to the two officers if they are terminated for disability, cause or following a change in control.

16. SUBSEQUENT EVENTS (UNAUDITED)

         On August 20, 1998, the Company purchased 18.75% of the future profits, losses and equity (subject to certain liquidation and income preference) of McKibben Communications, LLC, a California limited liability corporation, for $1.5 million. The Company has a two-year option to purchase up to an additional 11.25% for $1.5 million.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         On September 1, 1998, the Company's Board of Directors authorized the repurchase of up to $2.0 million of the Company's outstanding common stock. The repurchase program allows for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and the manner of purchase will be at the discretion of the Company's management subject to compliance with the applicable securities laws. Any repurchased shares under the repurchase program will be used for general corporate purposes.

INDEX TO EXHIBITS:
------------------
Exhibit No.
-----------
3.1      Amended and Restated Certificate of Incorporation (filed herewith)

3.3      Amended and Restated By-Laws of the Registrant (filed herewith)

4.2 See Exhibits 3.1 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant. (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement"))

10.1 Form of Registration Rights Agreement dated as of February 1997 (incorporated by reference to exhibit 10.1 of the Registration Statement).

10.2 Form of Registration Rights Agreement dated May 30, 1996 (incorporated by reference to exhibit 10.2 of the Registration Statement).

10.3 Form of Registration Rights Agreement dated December 31, 1996, as amended (incorporated by reference to exhibit 10.3 of the Registration Statement).

10.4 Letter Agreement for purchase and sale of 199,500 shares of Common Stock dated November 9, 1995 between the Registrant and Thomson-CSF (incorporated by reference to exhibit 10.4 of the Registration Statement).

10.5 Investment Agreement dated February 12, 1996 by and between Shiron Satellite Communications (1996) Ltd. and the Registrant (incorporated by reference to exhibit 10.5 of the Registration Statement).

10.6* Stock Purchase Agreement dated as of August 30, 1996 by and between C-Grams Unlimited Inc. and the Registrant (incorporated by reference to exhibit 10.6 of the Registration Statement).

10.7 Memorandum of Understanding dated December 18, 1996 by and between NetSat Express, Inc. and Applied Theory Communications, Inc. (incorporated by reference to exhibit 10.7 of the Registration Statement).

10.8 Stock Purchase Agreement dated as of August 23, 1996 by and between NetSat Express, Inc. and Hughes Network Systems, Inc. (incorporated by reference to exhibit 10.8 of the Registration Statement).

10.9 Employment Agreement dated as of January 27, 1997 between the Registrant and David E. Hershberg (incorporated by reference to exhibit 10.9 of the Registration Statement).

10.10 Employment Agreement dated as of January 27, 1997 between the Registrant and Kenneth A. Miller (incorporated by reference to exhibit
         10.10 of the Registration Statement).

10.11 Purchase and Sale Agreement, 45 Oser Avenue, Hauppauge, New York, dated December 12, 1996 by and between Eaton Corporation and the Registrant (incorporated by reference to exhibit 10.13 of the Registration Statement).

10.12 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (filed herewith).

16.2 Letter from PricewaterhouseCoopers LLP (incorporated by reference to exhibit 16.1 of the Registration Statement).

21.1     Subsidiary of the Registrant (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

23.2     Consent of PricewaterhouseCoopers LLP (filed herewith).

27       Financial Data Schedule (filed herewith).


* Confidential treatment granted for portions of this agreement.