Form 10-Q
period 1998-09-30
GLOBECOMM SYSTEMS INC
filed 1998-11-16
CIK 1031028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                               -------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ----------------------

                    Commission file number     000-22839
                                           -----------------

                             Globecomm Systems Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                  11-3225567
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


  45 Oser Avenue, Hauppauge, New York                        11788
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (516) 231-9800
               --------------------------------------------------
               Registrant's telephone number, including area code

                                      NONE
         -------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,071,308 shares of the Company's Common Stock, $.001 par value, were outstanding as of November 6, 1998.

                             GLOBECOMM SYSTEMS INC.

                     Index to September 30, 1998 Form 10-Q

                                                                           Page
                        Part I -- Financial Information

Item 1.     Financial Statements...........................................  3

            Consolidated Balance Sheets--September 30, 1998
              and June 30, 1998............................................  3

            Consolidated Statements of Operations--Three Months Ended
              September 30, 1998 and 1997..................................  5

            Consolidated Statement of Changes in Stockholders'
              Equity--Three Months Ended September 30, 1998................  6

            Consolidated Statements of Cash Flows--Three Months Ended
              September 30, 1998 and 1997..................................  7

            Notes to Consolidated Financial Statements.....................  8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................. 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 21


                          Part II -- Other Information

Item 1.  Legal Proceedings................................................. 22

Item 2.  Changes in Securities and Use of Proceeds......................... 22

Item 3.  Defaults Upon Senior Securities................................... 22

Item 4.  Submission of Matters to a Vote of Security Holders............... 22

Item 5.  Other Information................................................. 22

Item 6.  Exhibits and Report on Form 8-K................................... 22

         Signatures........................................................ 25

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                  SEPTEMBER 30,    JUNE 30,
                                                      1998           1998
                                                -----------------------------
                                                   (UNAUDITED)       (1)
Assets
Current assets:
   Cash and cash equivalents                         $19,086       $21,342
   Restricted cash                                     4,549         4,416
   Accounts receivable                                20,338        18,017
   Inventories, net                                    1,654         1,583
   Prepaid expenses and other current assets             993           635
                                                -----------------------------
TOTAL CURRENT ASSETS
                                                      46,620        45,993

Fixed assets, net                                      9,694         9,963
Investments                                            3,627         2,093
Other assets                                             350           295
                                                -----------------------------
TOTAL ASSETS                                         $60,291       $58,344
                                                =============================

                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30,    JUNE 30,
                                                                           1998           1998
                                                                     -----------------------------
                                                                        (UNAUDITED)        (1)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                       $16,491        $13,042
   Accrued payroll and related fringe benefits                                516            632
   Accrued commissions                                                        180            216
   Other accrued expenses and current liabilities                             997            422
   Capital lease obligations                                                    7             18
                                                                     -----------------------------
TOTAL CURRENT LIABILITIES                                                  18,191         14,330
                                                                     -----------------------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 3,000,000 shares authorized
      Class A convertible - shares authorized, issued and
        outstanding: none at September 30 , 1998 and June 30, 1998              -              -
      Class B convertible - shares authorized, issued and
        outstanding: none at September 30, 1998 and June 30, 1998               -              -
   Common stock, $.001 par value; 22,000,000 shares
      authorized and issued: 9,165,908 at
      September 30, 1998 and June 30, 1998                                      9              9
    Treasury stock, 40,000 shares at September 30, 1998 and none at
      June 30, 1998                                                          (209)             -
    Additional paid-in capital                                             50,549         50,530
    Accumulated deficit                                                    (8,249)        (6,525)
                                                                     -----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 42,100         44,014
                                                                     -----------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $60,291        $58,344
                                                                     =============================

                            See accompanying notes.

(1) The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1998         1997
                                                     -------------------------
 Revenues                                              $ 13,293     $ 14,591
 Costs of revenues                                       11,771       12,919
                                                     -------------------------
 Gross profit                                             1,522        1,672
                                                     -------------------------
 Operating expenses:
      Selling and marketing                               1,031          831
      Research and development                              291          280
      General and administrative                          1,290        1,088
      Terminated Acquisition                                972            -
                                                     -------------------------
 Total operating expenses                                 3,584        2,199
                                                     -------------------------
 Loss from operations                                    (2,062)        (527)
 Interest income, net                                       338          264
                                                     -------------------------
 Net loss                                              $ (1,724)    $   (263)
                                                     =========================
 Basic and diluted loss per share                      $  (0.19)    $  (0.04)
                                                     =========================
 Weighted average shares - basic and diluted              9,161        6,831
                                                     =========================

                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                        ADDITIONAL                      TOTAL
                                    COMMON STOCK     TREASURY STOCK      PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                  SHARES     AMOUNT  SHARES   AMOUNT     CAPITAL        DEFICIT         EQUITY
                                 ---------------------------------------------------------------------------------
Balance at June 30,1998            9,166      $ 9       -     $   -      $ 50,530       $ (6,525)      $ 44,014


Options granted to employees
   and directors                                                               19                            19
Purchase of treasury stock           (40)              40      (209)                                       (209)
Net loss                                                                                  (1,724)        (1,724)
                                 ---------------------------------------------------------------------------------
Balance at September 30, 1998      9,126      $ 9      40     $(209)     $ 50,549       $ (8,249)      $ 42,100
                                 =================================================================================

                            See accompanying notes.

                           GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 1998           1997
                                                                               -----------------------
                                                                                     (UNAUDITED)
NET LOSS                                                                       $(1,724)         $(263)

OPERATING ACTIVITIES:
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                 390            156
     Amortization of organization costs                                             13             13
     Stock compensation expense                                                     19             19
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (2,321)         1,835
         Inventories, net                                                          (71)          (606)
         Prepaid expenses and other current assets                                (358)           (67)
         Other assets                                                              (68)           811
         Accounts payable                                                        3,449         (5,715)
         Accrued payroll and related fringe benefits                              (116)          (105)
         Accrued commissions and other accrued expenses                            539             39
                                                                               -----------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (248)        (3,883)
                                                                               -----------------------
INVESTING ACTIVITIES:
Purchases of investments                                                        (1,534)          (600)
Purchases of fixed assets                                                         (121)        (1,412)
Restricted cash                                                                   (133)          (375)
                                                                               -----------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (1,788)        (2,387)
                                                                               -----------------------
FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net                           -         27,904
Proceeds from exercise of warrants                                                   -             46
Proceeds from exercise of stock options                                              -            143
Purchases of treasury stock                                                       (209)             -
Payments under capital leases                                                      (11)           (14)
                                                                               -----------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (220)        28,079
                                                                               -----------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (2,256)        21,809
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                21,342          5,164
                                                                               -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $19,086        $26,973
                                                                               =======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                              $1             $2
                                                                               =======================

                            See accompanying notes.

                             Globecomm Systems Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

1.  Basis of Presentation

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

    The accompanying financial statements should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 1998 and the notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998.

2.  Summary of Significant Accounting Policies

Basic and Diluted Earnings Per Share

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

    Basic loss per share for the three month periods ended September 30, 1998 and 1997 are based on the weighted average number of common shares outstanding during the period. Diluted loss per share for the three month periods ended September 30, 1998 and 1997 excluded the effect of stock options and warrants as the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

3.  Investments

    On August 20, 1998, the Company purchased 18.75% of the future profits, losses and equity (subject to certain liquidation and income preference) of McKibben Communications, LLC, a California limited liability corporation, for $1.5 million. The Company has a two-year option to purchase up to an additional 11.25% for $1.5 million.

4.  Treasury Stock

    On September 1, 1998, the Company's Board of Directors authorized the repurchase of up to $2.0 million of the Company's outstanding common stock. The repurchase program allows for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and the manner of purchase are at the discretion of the Company's management subject to compliance with the applicable securities laws. Any repurchased shares under the repurchase program will be used for general corporate purposes. As of September 30, 1998 the Company had repurchased approximately 40,000 shares of the Company's common stock under the repurchase program for an aggregate purchase price of approximately $209,000.

5.  Segment Information

    The Company operates through two business segments. Its Ground Segment Systems and Networks Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. The Company's ground segment networks typically are comprised of two or more ground segment systems communicating with a satellite and interconnected with a terrestrial network. Its Data Communications Services Segment, through the NetSat Express, Inc. ("NetSat Express") subsidiary, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

    The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

    The following is business segment information as of and for the three months ended September 30, 1998 and 1997:

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        1998        1997
                                                     ---------------------
                                                         (IN THOUSANDS)
Revenues:
  Ground Segment Systems and Networks..............  $ 12,952    $ 14,503
  Data Communications Services.....................       342          88
                                                     ---------------------
Total revenues.....................................  $ 13,293    $ 14,591
                                                     =====================

Loss from operations:
  Ground Segment Systems and Networks..............  $ (1,607)   $    (69)
  Data Communications Services.....................      (455)       (458)
Interest income, net...............................       338         264
                                                     =====================
Net loss...........................................  $ (1,724)   $   (263)
                                                     =====================


Depreciation and amortization:
  Ground Segment Systems and Networks..............  $    315    $    151
  Data Communications Services.....................        75           5
                                                     =====================
Total depreciation and amortization................  $    390    $    156
                                                     =====================

Expenditures for long-lived assets:
  Ground Segment Systems and Networks..............  $    117    $  1,288
  Data Communications Services.....................         4         124
                                                     =====================
Total expenditures for long-lived assets...........  $    121    $  1,412
                                                     =====================

                                                      SEPTEMBER 30,  JUNE 30,
                                                          1998         1998
                                                       (UNAUDITED)
                                                       ----------------------
                                                          (IN THOUSANDS)
Assets:
  Ground Segment Systems and Networks...............   $  63,201    $  60,894
  Data Communications Services......................       1,273        1,169
  Intercompany eliminations.........................     (4,183)       (3,719)
                                                       ----------------------
Total assets........................................   $  60,291    $  58,344
                                                       ======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

OVERVIEW

         The Company designs, assembles and installs satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's customers include prime communications infrastructure contractors, government-owned PTTs, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. The Company's ground segment networks are typically comprised of two or more ground segment systems communicating with a satellite and interconnected with a terrestrial network. NetSat Express, Inc. ("NetSat Express"), the Company's subsidiary, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

         Revenues. Revenues, which were primarily derived from sales of ground segment systems and networks, decreased by $1.3 million, or 8.9%, to $13.3 million for the three-month period ended September 30, 1998 compared to $14.6 million for the comparable period ended September 30, 1997. The decrease relates primarily to the decrease in the shipment and/or completion of ground segment systems and networks contracts as a result of a decline in the bookings of contract orders due to the continuing difficult economic conditions in the Pacific Rim, Russia and other international markets.

         Gross Profit. Gross profit decreased by $0.2 million, or 9.0%, to $1.5 million, for the three-month period ended September 30, 1998 from $1.7 million for the comparable period in the preceding year. The decrease was primarily due to the decrease in the shipment and/or completion of ground segment systems and networks contracts. Gross profit as a percentage of revenues for the three-month period ended September 30, 1998 remained relatively consistent at 11.4% in comparison to 11.5% for the same period in the preceding year.

         Selling and Marketing. Selling and marketing expenses increased by $0.2 million, or 24.1%, to $1.0 million for the three-month period ended September 30, 1998 from $0.8 million for the comparable period in the preceding year. The increase was primarily due to the increase in marketing and bid and proposal efforts, as well as the related increase in sales and marketing personnel.

         Research and Development. Research and development expenses remained relatively consistent at $0.3 million for the three-month period ended September 30, 1998 and 1997.

         General and Administrative. General and administrative expenses increased by $0.2 million, or 18.6%, to $1.3 million for the three-month period ended September 30, 1998 from $1.1 million for the same period in the preceding year and increased as a percentage of revenues to 9.7% from 7.5% for the same period in the prior year. The increase in general and administrative expenses for the three-month period resulted from an increase in personnel and related expenses.

         Terminated Acquisition. Terminated acquisition costs of $1.0 million for the three-month period ended September 30, 1998 relate to certain legal, accounting and other expenses associated with the termination of a proposed acquisition.

        NetSat Express. During the three-month period ended September 30, 1998, the Company's consolidated subsidiary NetSat Express experienced an increase in revenues of approximately $254,000 to approximately $342,000 in comparison to $88,000 for the three-month period ended September 30, 1997. The increase resulted from the implementation of Access Plus services in January 1998, as well as an increase in the number of PC Vector equipment sales and related activations. The loss from operations associated with NetSat Express for the three-month period ended September 30, 1998 of approximately $455,000 remained relatively consistent in comparison to a loss from operations of approximately $458,000 for the comparable period in the preceding year.

         Year 2000. The Company is in the process of assessing the anticipated costs, problems and uncertainties associated with Year 2000 issues. The Company has initiated a Year 2000 Compliance Plan which includes information technology ("IT") and non-IT systems which may require modification or conversion, and supplier, facilities and other operations (such as financial and banking systems) readiness. The Company is in the process of or has completed reviews of each of the above areas including identification and assessment of potential Year 2000 issues, identification and contact with key suppliers or institutions regarding their relative risks associated with product integrity and continued product deliveries and service. Until such reviews are complete, the Company will not be able to completely evaluate whether its IT and non-IT systems will need to be modified or replaced. The Company estimates at this time that the total Year 2000 costs will not be material. The Company is continuing its assessment which may necessitate refinement of its estimate over time. There can be no assurance, however, that costs associated with the Company's Year 2000 Compliance Plan will not be higher than anticipated which could have a material adverse effect on the Company's business, results of operations and financial condition.

         In association with the Company's Year 2000 Compliance Plan, the Company is currently developing contingency plans for certain critical applications. These contingency plans may include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. There can be no assurance such contingency plans, once developed, will be adequate.

         Since the Company's Year 2000 Compliance Plan is ongoing, all potential Year 2000 issues have not yet been identified. Therefore the potential impact of these issues on the Company's financial condition and results of operations can not be determined at this time. If IT and non-IT systems used by the Company or its suppliers, the product integrity of products provided to the Company by its suppliers, or the software applications or hardware used in systems integrated and sold by the Company fail or experience significant difficulties related to the Year 2000, the Company's business, results of operations and financial condition could be materially affected. In addition, there can be no assurance that equipment operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Furthermore, if the Company's ground segment systems and networks were unable to be used by the Company's customers because of Year 2000 compliance problems, there can be no assurance that the Company's customers will not commence litigation against the Company for such systems and networks failure. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1998, the Company had working capital of $28.4 million, including cash and cash equivalents of $19.1 million, restricted cash of $4.5 million, accounts receivable of $20.3 million, inventories of $1.7 million and prepaid and other current assets of $1.0 million, offset by $16.5 million in accounts payable and $1.7 million in accrued expenses.

         Several factors had a major effect on the Company's liquidity during the three-month period ended September 30, 1998. First, accounts receivable increased by $2.3 million reflecting the concentration of shipments and/or completion of ground segment systems or networks in September 1998 offset by an increase in accounts payable. The second factor affecting liquidity during the three-month period ended September 30, 1998 was the Company's investment activities. The Company invested $1.5 million in McKibben Communications, LLC. See Note 2 of the Notes to Consolidated Financial Statements above.

         The Company's future capital requirements will depend upon many factors, including the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the success of the Company's marketing efforts in both the Ground Segment Systems and Networks Segment and the Data Communications Services Segment, the nature and timing of customer orders, the extent to which it must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements for at least the next 12 months.


CERTAIN BUSINESS CONSIDERATIONS
RISK FACTORS

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company, which was formed in August 1994, has a limited operating history upon which an evaluation of the Company can be based and has incurred significant operating losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company incurred operating losses of $1.1 million, $2.3 million, $2.7 million and $0.5 million during the fiscal years ended June 30, 1995, 1996, 1997 and 1998, respectively and may incur further operating losses as it attempts to expand its business. The Company's ability to expand its business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or continue to report quarterly or annual positive operating or net income. As of September 30, 1998, the Company had an accumulated deficit of $8.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INHERENT RISK OF INTERNATIONAL OPERATIONS

         A portion of the Company's revenues are derived from sales to customers outside the United States. The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, the decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, Russia and other international currencies, has adversely affected and may continue to adversely affect the demand for the Company's products and services by increasing the price of the Company's products and services in the currency of the countries in which they are sold. Additional risks inherent in the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems and networks, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. The recent economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, as well as the recent economic and monetary declines in Russia, has resulted in a decreased demand in such countries and other foreign regions for capital equipment such as the ground segment systems and networks supplied by the Company. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these and other foreign regions have adversely effected the Company's results of operations for the fourth quarter of fiscal year 1998 and the first quarter of fiscal year 1999, and the Company expects that these negative trends will continue to adversely impact it. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company anticipates that its competitors may develop or acquire competing products or that provide functionality that is similar to that provided by the Company's products and may be offered at significantly lower prices or bundled with other products. In addition, current and potential competitors in both markets in which the Company competes have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross profit margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In addition, the Company relies on the Personal Earth Station and DirecPC technologies provided by Hughes Network Systems, Inc. ("HNS"), a subsidiary of Hughes Electronics Corp. in connection with the operation of NetSat Express's Data Communications Services Segment. Each project for which NetSat Express uses HNS' DirecPC technology will require the grant of a license from HNS to NetSat Express. HNS is under no obligation to grant such licenses and there can be no assurance that NetSat Express will be able to negotiate such licensing arrangements with HNS on acceptable terms, or at all. In addition, failure to maintain a business relationship with HNS would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is in the process of assessing the anticipated costs, problems and uncertainties associated with Year 2000 issues. The Company has initiated a Year 2000 Compliance Plan which includes information technology ("IT") and non-IT systems which may require modification or conversion, and supplier, facilities and other operations (such as financial and banking systems) readiness. The Company is in the process of or has completed reviews of each of the above areas including identification and assessment of potential Year 2000 issues, identification and contact with key suppliers or institutions regarding their relative risks associated with product integrity and continued product deliveries and service. Until such reviews are complete, the Company will not be able to completely evaluate whether its IT and non-IT systems will need to be modified or replaced. The Company estimates at this time that the total Year 2000 costs will not be material. The Company is continuing its assessment which may necessitate refinement of its estimate over time. There can be no assurance, however, that costs associated with the Company's Year 2000 Compliance Plan will not be higher than anticipated which could have a material adverse effect on the Company's business, results of operations and financial condition.

         In association with the Company's Year 2000 Compliance Plan, the Company is currently developing contingency plans for certain critical applications. These contingency plans may include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. There can be no assurance such contingency plans, once developed, will be adequate.

         Since the Company's Year 2000 Compliance Plan is ongoing, all potential Year 2000 issues have not yet been identified. Therefore the potential impact of these issues on the Company's financial condition and results of operations can not be determined at this time. If IT and non-IT systems used by the Company or its suppliers, the product integrity of products provided to the Company by its suppliers, or the software applications or hardware used in systems integrated and sold by the Company fail or experience significant difficulties related to the Year 2000, the Company's business, results of operations and financial condition could be materially affected.

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

RISK OF CONCENTRATED OWNERSHIP

         As of November 6, 1998, the Company's officers and directors, and their affiliates beneficially own approximately 2,255,735 shares, constituting approximately 23.7% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, the Company assesses these risks and has established policies and procedures to manage its exposure to fluctuations in foreign currency values.

         The Company's objective to managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, the Company utilizes foreign currency forward contracts to hedge its exposure on firm commitments denominated in foreign currency. As of September 30, 1998, the Company has only one such foreign currency forward contract to hedge its exposure relating to a commitment to purchase approximately U.S. $3.2 million of equipment from a vendor in Swedish Krona. The Company's hedge with respect to this transaction reduces, but does not eliminate, the impact of foreign currency exchange rate movements. If there were an adverse change in the exchange rate of Swedish Krona of 10%, the expected effect on net income would be immaterial.

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

          From the effective date of the Registration Statement to September 30, 1998, the approximate amount of net offering proceeds used were $5.8 million to fund capital expenditures and investments in strategic suppliers and $13.7 million for working capital purposes, increased selling and marketing efforts, and increased internal research and development expenses. All of such payments were direct or indirect payments to others.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Report on Form 8-K

          (a)   Exhibits


Exhibit No.
-----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10K for the year ended June 30, 1998)

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10K for the year ended June 30, 1998)

4.2 See Exhibits 3.1 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant. (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement"))

10.1 Form of Registration Rights Agreement dated as of February 1997 (incorporated by reference to exhibit 10.1 of the Registration Statement).

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

10.12 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10K for the year ended June 30, 1998).

27       Financial Data Schedule (filed herewith).


* Confidential treatment granted for portions of this agreement.

         (b) Reports on Form 8-K

             None

INDEX TO EXHIBITS:

Exhibit No.
-----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10K for the year ended June 30, 1998)

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10K for the year ended June 30, 1998)

4.2 See Exhibits 3.1 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant. (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement"))

10.1 Form of Registration Rights Agreement dated as of February 1997 (incorporated by reference to exhibit 10.1 of the Registration Statement).

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

10.12 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10K for the year ended June 30, 1998).

27       Financial Data Schedule (filed herewith).


* Confidential treatment granted for portions of this agreement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GLOBECOMM SYSTEMS INC.
                                                (Registrant)


Date: November 16, 1998                     /s/ David E. Hershberg
                                            -----------------------
                                            David E. Hershberg
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors


Date: November 16, 1998                     /s/ Andrew C. Melfi
                                            ---------------------
                                            Andrew C. Melfi
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)