Form 10-Q
period 1998-12-31
GLOBECOMM SYSTEMS INC
filed 1999-02-12
CIK 1031028

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended       December 31, 1998
                               ------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                      to
                              ----------------------  ------------------------


                        Commission file number 000-22839
                                              -----------

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



       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No
   -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,065,958 shares of the Company's Common Stock, $.001 par value, were outstanding as of February 8, 1999.

                             GLOBECOMM SYSTEMS INC.

                      Index to December 31, 1998 Form 10-Q


                                                                         Page
                                                                         ----

                        Part I -- Financial Information

Item 1.     Financial Statements......................................     3

            Consolidated Balance Sheets -- December 31, 1998
              and June 30, 1998.......................................     3

            Consolidated Statements of Operations -- Three and Six
              Month Periods Ended December 31, 1998 and 1997..........     5

            Consolidated Statement of Changes in Stockholders'
              Equity -- Six Month Period Ended December 31, 1998......     6

            Consolidated Statements of Cash Flows --
              Six Month Periods Ended December 31, 1998 and 1997......     7

            Notes to Consolidated Financial Statements................     8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........    11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...    21



                          Part II -- Other Information

Item 1.     Legal Proceedings.........................................    22

Item 2.     Changes in Securities and Use of Proceeds.................    22

Item 3.     Defaults Upon Senior Securities...........................    22

Item 4.     Submission of Matters to a Vote of Security Holders.......    22

Item 5.     Other Information.........................................    22

Item 6.     Exhibits and Report on Form 8-K...........................    23

            Signatures................................................    27

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                   DECEMBER 31,      JUNE 30,
                                                       1998            1998
                                                 ------------------------------
                                                    (UNAUDITED)        (1)
 Assets
 Current assets:
    Cash and cash equivalents                         $16,363        $21,342
    Restricted cash                                     4,787          4,416
    Accounts receivable                                18,180         18,017
    Inventories, net                                    2,898          1,583
    Prepaid expenses and other current assets             853            635
                                                 ------------------------------
 TOTAL CURRENT ASSETS                                  43,081         45,993

 Fixed assets, net                                     10,133          9,963
 Investments                                            3,652          2,093
 Other assets                                             293            295
                                                 ------------------------------
 TOTAL ASSETS                                         $57,159        $58,344
                                                 ==============================

                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                       DECEMBER 31,  JUNE 30,
                                                          1998         1998
                                                      -------------------------
                                                       (UNAUDITED)     (1)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $15,004      $13,042
   Accrued payroll and related fringe benefits               414          632
   Accrued commissions                                       144          216
   Other accrued expenses and current liabilities            930          422
   Capital lease obligations                                   1           18
                                                      -------------------------
TOTAL CURRENT LIABILITIES                                 16,493       14,330
                                                      =========================

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 3,000,000 shares
      authorized, shares issued: none at
      December 31, 1998 and June 30, 1998                     --           --
    Common stock, $.001 par value; shares
      authorized: 22,000,000; shares
      issued: 9,165,908 at December 31, 1998
      and June 30, 1998                                        9            9
    Treasury stock, at cost, 114,200 shares at
      December 31, 1998 and none at June 30, 1998           (545)          --
    Additional paid-in capital                            50,567       50,530
    Accumulated deficit                                   (9,365)      (6,525)
                                                      -------------------------
TOTAL STOCKHOLDERS' EQUITY                                40,666       44,014
                                                      -------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $57,159      $58,344
                                                      =========================

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

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED; IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                     DECEMBER 31, DECEMBER 31,   DECEMBER 31, DECEMBER 31,
                                         1998         1997          1998         1997
                                    --------------------------   -------------------------
Revenues                            $   11,882    $    16,269    $   25,175    $   30,860
Costs of revenues                       10,352         13,902        22,123        26,821
                                    --------------------------   -------------------------
Gross profit                             1,530          2,367         3,052         4,039
                                    --------------------------   -------------------------

Operating expenses:
     Selling and marketing               1,293            966         2,324         1,797
     Research and development              259            304           550           584
     General and administrative          1,366          1,153         2,656         2,241
     Terminated acquisition               --             --             972          --
                                    --------------------------   -------------------------
Total operating expenses                 2,918          2,423         6,502         4,622
                                    --------------------------   -------------------------

Loss from operations                    (1,388)           (56)       (3,450)         (583)

Interest income, net                       272            379           610           643
                                    --------------------------   -------------------------

Net (loss) income                   $   (1,116)   $       323    $   (2,840)   $       60
                                    ==========================   =========================

Basic (loss) earnings per share     $    (0.12)   $      0.04    $    (0.31)   $     0.01
                                    ==========================   =========================
Diluted (loss) earnings per share   $    (0.12)   $      0.03    $    (0.31)   $     0.01
                                    ==========================   =========================

Weighted Average Shares:
     Basic                           9,092,183      9,078,256     9,126,687     7,954,386
                                    ==========================   =========================
     Diluted                         9,092,183     10,194,301     9,126,687     9,074,131
                                    ==========================   =========================

                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (UNAUDITED; IN THOUSANDS)


                                                                       ADDITIONAL                      TOTAL
                                 COMMON STOCK        TREASURY STOCK      PAID-IN     ACCUMULATED   STOCKHOLDERS'
                              SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL       DEFICIT         EQUITY
                             -------------------------------------------------------------------------------------
Balance at June 30,1998         9,166       $ 9        --     $   --     $50,530       $(6,525)       $44,014

Options granted to employees
   and directors                                                              37                           37
Purchase of treasury stock       (114)                114       (545)                                    (545)
Net loss                                                                                (2,840)        (2,840)
                             -------------------------------------------------------------------------------------
Balance at December 31, 1998    9,052       $ 9       114     $ (545)    $50,567       $(9,365)       $40,666
                             =====================================================================================


                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                     1998                 1997
                                                                          -----------------------------------------
                                                                                             (UNAUDITED)
     NET (LOSS) INCOME                                                             $ (2,840)            $     60

     OPERATING ACTIVITIES:
     Adjustments to reconcile net (loss) income to cash used in operating activities:
          Depreciation and amortization                                                 779                  329
          Amortization of organization costs                                             26                   27
          Stock compensation expense                                                     37                   37
          Changes in operating assets and liabilities:
              Accounts receivable                                                      (163)             (10,070)
              Inventories, net                                                       (1,315)               1,179
              Prepaid expenses and other current assets                                (218)                (436)
              Other assets                                                              (24)                 794
              Accounts payable                                                        1,962               (1,846)
              Accrued payroll and related fringe benefits                              (218)                 128
              Accrued commissions and other accrued expenses                            436                   14
                                                                          -----------------------------------------
     NET CASH USED IN OPERATING ACTIVITIES                                           (1,538)              (9,784)
                                                                          -----------------------------------------

     INVESTING ACTIVITIES:
     Purchases of investments                                                        (1,559)                (606)
     Purchases of fixed assets                                                         (949)              (2,005)
     Restricted cash                                                                   (371)              (2,017)
                                                                          -----------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                           (2,879)              (4,628)
                                                                          -----------------------------------------

     FINANCING ACTIVITIES:
     Proceeds from initial public offering of common stock, net                          --               27,904
     Proceeds from exercise of warrants                                                  --                   46
     Proceeds from exercise of stock options                                             --                  201
     Purchases of treasury stock                                                       (545)                  --
     Payments under capital leases                                                      (17)                 (28)
                                                                          -----------------------------------------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (562)              28,123
                                                                          -----------------------------------------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (4,979)              13,711
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                21,342                5,164
                                                                          =========================================
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 16,363             $ 18,875
                                                                          =========================================

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                        $      1             $      4
                                                                          =========================================

                            See accompanying notes.

                             Globecomm Systems Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 1998
                                  (Unaudited)

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

         The accompanying financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 1998 and the notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998.

2.       Summary of Significant Accounting Policies

Basic and Diluted (Loss) Earnings Per Share

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

         Basic loss per share for the three and six-month periods ended December 31, 1998 are based on the weighted average number of common shares outstanding during the period. Diluted loss per share for the three and six-month periods ended December 31, 1998 excluded the effect of stock options and warrants as the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

         Basic earnings per share for the three and six-month periods ended December 31, 1997 are based on the weighted average number of common shares outstanding during the period.

3.       Treasury Stock

         On September 1, 1998, the Company's Board of Directors authorized the repurchase of up to $2.0 million of the Company's outstanding common stock. The repurchase program allows for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and the manner of purchase are at the discretion of the Company's management subject to compliance with the applicable securities laws. Any repurchased shares under the repurchase program will be used for general corporate purposes. As of December 31, 1998, the Company had repurchased approximately 114,200 shares of the Company's common stock under the repurchase program for an aggregate purchase price of approximately $545,000.

4.       Segment Information

         The Company operates through two business segments. Its Ground Segment Systems and Networks Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. The Company's ground segment networks typically are comprised of two or more ground segment systems communicating with a satellite and interconnected with a terrestrial network. Its Data Communications Services Segment, through the NetSat Express, Inc. ("NetSat Express") subsidiary, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructures capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services. The basis for the segment allocation set forth below is the same basis management uses for internal reporting purposes.

         The following is the business segment information as of and for the six-month periods ended December 31, 1998 and 1997:



                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   DECEMBER 31,                   DECEMBER 31,
                                                  1998       1997              1998         1997
                                             ------------------------       ------------------------
                                                                            (UNAUDITED; IN THOUSANDS)

Revenues:
   Ground Segment Systems and Networks ..      $11,531      $16,149           $ 24,482    $ 30,652
   Data Communications Services .........          351          120                693         208
                                             ------------------------       ------------------------
Total revenues ..........................      $11,882      $16,269           $ 25,175    $ 30,860
                                             ========================       ========================

(Loss) income from operations:
   Ground Segment Systems and Networks ..      $  (862)     $   263           $ (2,469)   $    194
   Data Communications Services .........         (526)        (319)              (981)       (777)
Interest income, net ....................          272          379                610         643
                                             ------------------------       ------------------------
Net (loss) income .......................      $(1,116)     $   323           $ (2,840)   $     60
                                             ========================       ========================


Depreciation and amortization:
   Ground Segment Systems and Networks ..      $   314      $   167           $    629    $    318
   Data Communications Services .........           75            6                150          11
                                             ------------------------       ------------------------
Total depreciation and amortization .....      $   389      $   173           $    779    $    329
                                             ========================       ========================

Expenditures for long-lived assets:
   Ground Segment Systems and Networks ..      $   759      $   587           $    876    $  1,875
   Data Communications Services .........           69            6                 73         130
                                             ------------------------       ------------------------
Total expenditures for long-lived assets.      $   828      $   593           $    949    $  2,005
                                             ========================       ========================

                                           DECEMBER 31, JUNE 30,
                                              1998        1998
                                           (UNAUDITED)
                                           ---------------------
                                              (IN THOUSANDS)
Assets:
  Ground Segment Systems and Networks...... $ 60,690    $60,894
  Data Communications Services.............    1,969      1,169
  Intercompany eliminations................   (5,500)    (3,719)
                                           ---------------------
Total assets............................... $ 57,159    $58,344
                                           =====================

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

OVERVIEW

         The Company designs, assembles and installs satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's customers include prime communications infrastructure contractors, government-owned PTTs, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. The Company's ground segment networks typically comprise of two or more ground segment systems communicating with a satellite and interconnected with a terrestrial network. NetSat Express, Inc. ("NetSat Express"), the Company's subsidiary, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructures capable of supporting the economical delivery of such services.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 1998 and 1997

         Revenues. Revenues, which were primarily derived from sales of ground segment systems and networks, decreased by $4.4 million, or 27.0%, to $11.9 million for the three month period ended December 31, 1998 and decreased by $5.7 million, or 18.4%, to $25.2 million for the six-month period ended December 31, 1998 compared to $16.3 million and $30.9 million for the comparable three and six-month periods ended December 31, 1997, respectively. The decrease relates primarily to the decrease in the shipment and /or completion of ground segment systems and networks contracts as a result of a decline in the bookings of several larger contract orders due to the continuing difficult economic conditions in the Pacific Rim, Russia and other international markets.

         Gross Profit. Gross profit decreased by $0.8 million, or 35.4%, to $1.5 million for the three month period ended December 31, 1998 and decreased by $1.0 million, or 24.4%, to $3.1 million for the six-month period ended December 31, 1998 compared to $2.4 million and $4.0 million for the comparable three and six-month periods ended December 31, 1997, respectively. The decrease was primarily due to the decrease in the shipment and/or completion of ground segment systems and networks contracts. Gross profit as a percentage of revenues decreased from 14.5% to 12.9% and decreased from 13.1% to 12.1% for the three and six-month periods ended December 31, 1998, respectively, as compared to the three and six-month periods ended December 31, 1997, respectively. The decrease was due primarily to a significant negotiated contract in the second quarter of fiscal 1998, which resulted in a higher gross profit margin.

         Selling and Marketing. Selling and marketing expenses increased by $0.3 million, or 33.9%, to $1.3 for the three month period ended December 31, 1998 and increased by $0.5 million, or 29.3%, to $2.3 million for the six-month period ended December 31, 1998 compared to $1.0 million and $1.8 million for the comparable three and six-month periods ended December 31, 1997, respectively. The increase was primarily due to the increase in marketing and bid and proposal efforts in the Americas, as well as the related increase in sales and marketing personnel.

         Research and Development. Research and development expenses remained relatively consistent at $0.3 million and $0.6 million for the three and six-month periods ended December 31, 1998 and 1997.

         General and Administrative. General and administrative expenses increased by $0.2 million, or 18.5%, to $1.4 million for the three-month period ended December 31, 1998 from $1.2 million for the same period in the prior year and increased as a percentage of revenues to 11.5% from 7.1% for the same period in the prior year. For the six-month period ended December 31, 1998, general and administrative expenses increased by $0.4 million, or 18.5%, to $2.7 million in comparison to $2.2 million for the same period in the prior year and increased as a percentage of revenues to 10.6% from 7.3% for the same period in the prior year. The increase in general and administrative expenses for the three and six-month period resulted from an increase in personnel and related expenses.

         Terminated Acquisition. Terminated acquisition costs of approximately $1.0 million for the six-month period ended December 31, 1998 relate to certain legal, accounting and other expenses associated with the termination of a proposed acquisition of a mobile satellite communications business during the first quarter ended September 30, 1998 due to the determination that such acquisition was not in the best interest of the Company's stockholders.

         NetSat Express. The Company's consolidated subsidiary NetSat Express experienced an increase in revenues by $111,000, or 92.7%, to $231,000 for the three-month period ended December 31, 1998 and increased by $277,000, or 133.0% to $485,000 for the six-month period compared to $120,000 and $208,000 for the comparable three and six-month periods ended December 31, 1997, respectively. The increase resulted from the implementation of Access Plus services in January 1998, as well as an increase in the number of PC Vector equipment sales and related activations. The loss from operations associated with NetSat Express increased by $0.2 million, or 64.4%, to $0.5 for the three month period ended December 31, 1998 and increased by $0.2 million, or 26.3%, to $1.0 million for the six-month period ended December 31, 1998 compared to $0.3 million and $0.8 million for the comparable three and six-month periods ended December 31, 1997, respectively. The increase was primarily associated with the implementation of operating NetSat's Network Operations Center on a 24 by 7 basis, an increase in general and administrative expenses and an increase in selling and marketing efforts for NetSat's Access Plus services.

         Year 2000. The Company is in the process of assessing the anticipated costs, problems and uncertainties associated with Year 2000 issues. The Company has initiated a Year 2000 Compliance Plan which includes information technology ("IT") and non-IT systems requiring or which may require modification or conversion, and supplier, facilities and other operations (such as financial and banking systems) readiness. The Company is in the process of or has completed reviews of each of the above areas including identification and assessment of potential Year 2000 issues, identification and contact with key suppliers or institutions based on their relative risks associated with product integrity and continued product deliveries and service. Until such reviews are complete, the Company will not be able to completely evaluate whether its IT and non-IT systems will need to be modified or replaced. The Company has incurred only nominal costs to date and estimates at this time that the total Year 2000 costs will not be material. The Company is continuing its assessment which may necessitate refinement of its estimate over time. There can be no assurance, however, that costs associated with the Company's Year 2000 Compliance Plan will not be higher than anticipated which could have a material adverse effect on the Company's business, results of operations and financial condition.

         In association with the Company's Year 2000 Compliance Plan, the Company is currently developing contingency plans for certain critical applications. These contingency plans may include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. There can be no assurance such contingency plans, once developed, will be adequate.

         Since the Company's Year 2000 Compliance Plan is ongoing, all potential Year 2000 issues have not yet been identified. Therefore the potential impact of these issues on the Company's financial condition and results of operations can not be determined at this time. If IT and non-IT systems used by the Company or its suppliers, the product integrity of products provided to the Company by its suppliers, or the software applications or hardware used in systems integrated and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected. In addition, there can be no assurance that equipment operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Furthermore, if the Company's ground segment systems and networks or data communications services were unable to be used by the Company's customers because of Year 2000 compliance problems, there can be no assurance that the Company's customers will not commence litigation against the Company for such systems and networks failure. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, the Company had working capital of $26.6 million, including cash and cash equivalents of $16.4 million, restricted cash of $4.8 million, accounts receivable of $18.2 million, inventories of $2.9 million and prepaid and other current assets of $0.9 million, offset by $15.0 million in accounts payable and $1.5 million in accrued expenses and other current liabilities.

         Several factors had a major effect on the Company's liquidity during the six-month period ended December 31, 1998. First, inventories increased by $1.3 million reflecting the timing of purchases to support future shipments and/or completion of ground segment systems and networks, offset by an increase in accounts payable and accrued expenses of $2.1 million to support these inventory purchases, as well as, the timing of receipt and payment to vendors. The second factor affecting liquidity during the three and six-month period ended December 31, 1998 was the Company's investment activities. During the six-month period ended December 31, 1998, the Company purchased $1.0 million in fixed assets and through its Stock Repurchase Program, repurchased $545,000 or 114,200 shares of the Company's common stock. In addition, during the first quarter ended September 30, 1998, the Company purchased a $1.5 million equity interest in McKibben Communications, LLC. McKibben Communications provides conditional access and uplink services to the television industry in Los Angeles. McKibben Communications also originates sports broadcasts from Los Angeles to Japan for the distribution in Japan by a local satellite provider. The Company and McKibben Communications complement each other and offer a turnkey solution to broadcasters including design, installation, and operation of uplink facilities.

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

CERTAIN BUSINESS CONSIDERATIONS
RISK FACTORS

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company, which was formed in August 1994, has a limited operating history upon which an evaluation of the Company can be based and has incurred significant operating losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company incurred operating losses of $1.1 million, $2.3 million, $2.7 million and $0.5 million during the fiscal years ended June 30, 1995, 1996, 1997 and 1998, respectively (which amounts for fiscal years ended June 30, 1997 and 1998 include operating losses of $1.5 million and $1.7 million, respectively, for NetSat Express' data communications services business) and may incur further operating losses as it attempts to expand its businesses. The Company's ability to expand its ground segment systems and networks business and data communications services business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or report quarterly or annual positive operating or net income. As of December 31, 1998, the Company had an accumulated deficit of $9.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INHERENT RISK OF INTERNATIONAL OPERATIONS

         Most of the Company's revenues are derived from sales to customers outside the United States. The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, the decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, Russia and other international currencies, has adversely affected and may continue to adversely affect the demand for the Company's ground segment systems and networks and data communications services by increasing the price of the Company's products and services in the currency of the countries in which they are sold. The economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, as well as the economic and monetary declines in Russia, has resulted in a decreased demand in such countries and other foreign regions for capital equipment such as the ground segment systems and networks supplied by the Company and NetSat Express' data communications services. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these and other foreign regions adversely effected the Company's results of operations for the fourth quarter of fiscal year 1998 and the first six months of fiscal year 1999, and the Company expects that these negative trends will continue to adversely impact it. Additional risks inherent to the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems and networks, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

QUARTERLY FLUCTUATIONS

         The Company may continue to experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including the timing of the initiation and completion of contracts, delays in the booking of new contracts, the demand for the Company's ground segment systems and networks and NetSat Express' data communications services, the introduction of new or enhanced products and services by the Company or NetSat Express or their competitors, market acceptance of new products and services, the mix of revenues between custom-built satellite communications systems and networks designed for its customers and standard installations provided to its customers, the growth of demand for Internet infrastructure-based products and services in developing countries, the timing of significant marketing programs, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions in the U.S. and abroad, such as the difficult economic conditions and currency devaluations in the Pacific Rim region, Russia and other international markets which have adversely impacted, and may continue to, adversely impact the Company's quarterly results. See "Inherent Risk of International Operations". Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

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

         The Company anticipates that its competitors may develop or acquire competing products or products that provide functionality that is similar to that provided by the Company's products and may be offered at significantly lower prices or bundled with other products. In addition, current and potential competitors in both markets in which the Company competes have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross profit margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Because the Company intends to provide its satellite-delivered data communications services almost entirely in developing markets where the Company has minimal market experience, the Company will also be dependent on local partners in such markets to provide marketing expertise and knowledge of the local regulatory environment in order to facilitate the acquisition of necessary licenses and access to existing customers. The Company has not yet formally established an alliance with a local partner. The Company's failure to form and maintain such alliances with local partners, or the preemption or disruption of such alliances by the actions of the Company's competitors or otherwise, would adversely affect the Company's ability to penetrate and compete successfully in such emerging markets. There can be no assurance that the Company will be able to compete successfully in the future in such markets or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is in the process of assessing the anticipated costs, problems and uncertainties associated with Year 2000 issues. The Company has initiated a Year 2000 Compliance Plan which includes information technology ("IT") and non-IT systems requiring or which may require modification or conversion, and supplier, facilities and other operations (such as financial and banking systems) readiness. The Company is in the process of or has completed reviews of each of the above areas including identification and assessment of potential Year 2000 issues, identification and contact with key suppliers or institutions based on their relative risks associated with product integrity and continued product deliveries and service. Until such reviews are complete, the Company will not be able to completely evaluate whether its IT and non-IT systems will need to be modified or replaced. The Company has incurred only nominal costs to date and estimates at this time that the total Year 2000 costs will not be material. The Company is continuing its assessment which may necessitate refinement of its estimate over time. There can be no assurance, however, that costs associated with the Company's Year 2000 Compliance Plan will not be higher than anticipated which could have a material adverse effect on the Company's business, results of operations and financial condition.

         In association with the Company's Year 2000 Compliance Plan, the Company is currently developing contingency plans for certain critical applications. These contingency plans may include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. There can be no assurance such contingency plans, once developed, will be adequate.

         Since the Company's Year 2000 Compliance Plan is ongoing, all potential Year 2000 issues have not yet been identified. Therefore the potential impact of these issues on the Company's financial condition and results of operations can not be determined at this time. If IT and non-IT systems used by the Company or its suppliers, the product integrity of products provided to the Company by its suppliers, or the software applications or hardware used in systems integrated and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected. In addition, there can be no assurance that equipment operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Furthermore, if the Company's ground segment systems and networks or data communication services were unable to be used by the Company's customers because of Year 2000 compliance problems, there can be no assurance that the Company's customers will not commence litigation against the Company for such systems and networks failure. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company currently has three patent applications pending in the United States and a PCT application, corresponding to one of the United States applications, is pending in a number of foreign jurisdictions. The Company also intends to seek further patents on its technology, if appropriate. There can be no assurance that patents will be issue from any of the Company's pending or any future applications or that any claims allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

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

RISK OF CONCENTRATED OWNERSHIP

         As of February 8, 1999, the Company's officers and directors, and their affiliates beneficially own approximately 2,328,415 shares, constituting approximately 24.3% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

         The Company's objective to managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, the Company utilizes foreign currency forward contracts to hedge its exposure on firm commitments denominated in foreign currency. As of December 31, 1998, the Company had only one such foreign currency forward contract to hedge its exposure relating to a commitment to purchase approximately U.S. $3.2 million of equipment from a vendor in Swedish Krona. The Company's hedge with respect to this transaction reduces, but does not eliminate, the impact of foreign currency exchange rate movements. If there were an adverse change in the exchange rate of Swedish Krona of 10%, the expected effect on net income would be immaterial.

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

          From the effective date of the Registration Statement to December 31, 1998, the approximate amount of net offering proceeds used were $6.8 million to fund capital expenditures, and investments in strategic suppliers, and $14.3 million for working capital purposes, increased selling and marketing efforts, and increased internal research and development expenses. All of such payments were direct or indirect payments to others.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Stockholders was held on November 19, 1998 (the "Annual Meeting").

          (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

                  (i) The following individuals were elected by the Stockholders to serve as Directors:

          Board Member                 In Favor          Withheld
          ------------                 --------          --------

          Benjamin  Duhov             7,091,268            82,268
          Herman Fialkov              7,091,268            82,268
          Shelley A. Harrison         7,091,268            82,268
          David E. Hershberg          7,089,768            83,768
          Kenneth A. Miller           7,091,268            82,268
          A. Robert Towbin            7,091,268            82,268
          C.J. Waylan                 7,091,268            82,268
          Donald G. Woodring          7,091,268            82,268
          Stephen C. Yablonski        7,089,768            83,768


                  (ii) The approval of the Company's 1999 Employee Stock Purchase Plan was voted upon as follows: 6,447,663 shares in favor; 674,431 shares against; and 51,442 shares abstaining.

                  (iii) The appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending June 30, 1999 was voted upon as follows: 7,145,398 shares in favor; 13,094 shares against; and 15,044 shares abstaining.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

Exhibit No.
-----------

3.1      Amended and Restated Certificate of Incorporation (filed herewith).

3.1(a) Certificate of Designation of Series A Junior Participating Preferred Stock (filed herewith).

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10K for the year ended June 30, 1998).

4.2 See Exhibits 3.1 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant. (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement")).

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

10.12 1997 Stock Incentive Plan (incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8, File No. 333-70527 (the "S-8 Registration Statement")).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10K for the year ended June 30, 1998).

10.14 1999 Employee Stock Purchase Plan (incorporated by reference to exhibit 99.8 of the S-8 Registration Statement).

10.15 Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to exhibit 4 of Registrant's Current Report on Form 8-K dated December 3, 1998).

27       Financial Data Schedule (filed herewith).

* Confidential treatment granted for portions of this agreement.

         (b)      Reports on Form 8-K

                  On December 4, 1998, the Registrant filed a report on Form 8-K to describe under Item 5 the terms of the Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer and Trust Company, as Rights Agent (the "Rights Agreement"). The Registrant filed under Item 7 as Exhibits the Rights Agreement, press release and form of letter to stockholders regarding the adoption of the Rights Agreement.

INDEX TO EXHIBITS:

Exhibit No.
-----------

3.1      Amended and Restated Certificate of Incorporation (filed herewith).

3.1(a) Certificate of Designation of Series A Junior Participating Preferred Stock (filed herewith).

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10K for the year ended June 30, 1998).

4.2 See Exhibits 3.1 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant. (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement")).

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

10.12 1997 Stock Incentive Plan (incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8, File No. 333-70527 (the "S-8 Registration Statement")).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10K for the year ended June 30, 1998).

10.14 1999 Employee Stock Purchase Plan (incorporated by reference to exhibit 99.8 of the S-8 Registration Statement).

10.15 Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as

         Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to exhibit 4 of Registrant's Current Report on Form 8-K dated December 3, 1998).

27       Financial Data Schedule (filed herewith).

* Confidential treatment granted for portions of this agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GLOBECOMM SYSTEMS INC.
                                   (Registrant)

Date: February 11, 1999          /s/ David E. Hershberg
                                 -----------------------
                                 David E. Hershberg
                                 Chief Executive Officer and Chairman
                                 of the Board of Directors

Date: February 11, 1999          /s/ Andrew C. Melfi
                                 ---------------------
                                 Andrew C. Melfi
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)