Form 10-Q
period 1999-03-31
GLOBECOMM SYSTEMS INC
filed 1999-05-14
CIK 1031028

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------
                             Commission file number      000-22839


                             Globecomm Systems Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             11-3225567
-------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                          Identification No.)


  45 Oser Avenue, Hauppauge, New York                                  11788
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (516) 231-9800
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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
Yes       No  [X]
   ------   ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,088,196 shares of the Company's Common Stock, $.001 par value, were outstanding as of May 6, 1999.

                             GLOBECOMM SYSTEMS INC.

                        Index to March 31, 1999 Form 10-Q



                                                                                                               Page
                         Part I -- Financial Information
Item 1.     Financial Statements..................................................................................3

            Consolidated Balance Sheets--  March 31, 1999 and June 30, 1998.......................................3

            Consolidated Statements of Operations -- Three and Nine Month Periods Ended
              March 31, 1999 and 1998.............................................................................5

            Consolidated Statement of Changes in Stockholders' Equity -- Nine Month Period
              Ended March 31, 1999................................................................................6

            Consolidated Statements of Cash Flows --  Nine Month Periods Ended March 31, 1999
              and 1998............................................................................................7

            Notes to Consolidated Financial Statements............................................................8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................21



                                            Part II -- Other Information

Item 1.     Legal Proceedings....................................................................................22

Item 2.     Changes in Securities and Use of Proceeds............................................................22

Item 3.     Defaults Upon Senior Securities......................................................................22

Item 4.     Submission of Matters to a Vote of Security Holders..................................................22

Item 5.     Other Information....................................................................................22

Item 6.     Exhibits and Report on Form 8-K......................................................................22

            Signatures...........................................................................................27

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                               MARCH 31,  JUNE 30,
                                                 1999      1998
                                              -------------------
                                              (UNAUDITED)   (1)
Assets
Current assets:
    Cash and cash equivalents                   $12,699   $21,342

    Restricted cash                               3,640     4,416

    Accounts receivable                          17,356    18,017

    Inventories, net                              2,775     1,583

    Prepaid expenses and other current assets       980       635
                                               ------------------
TOTAL CURRENT ASSETS
                                                 37,450    45,993

Fixed assets, net
                                                 10,526     9,963
Investments
                                                  3,652     2,093
Other assets
                                                    354       295
                                               ------------------
TOTAL ASSETS                                    $51,982   $58,344
                                               ==================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                     MARCH 31,   JUNE 30,
                                                                       1999        1998
                                                                    ---------------------
                                                                    (UNAUDITED)     (1)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                 $ 11,689    $ 13,042
    Accrued payroll and related fringe benefits                           644         632
    Accrued commissions                                                   108         216
    Other accrued expenses and current liabilities                      1,081         422
    Capital lease obligations                                               1          18
                                                                     --------------------
TOTAL CURRENT LIABILITIES                                              13,523      14,330
                                                                     --------------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 3,000,000 shares authorized,
      shares issued none at March 31, 1999 and June 30, 1998               --          --
   Common stock, $.001 par value; 22,000,000 shares
      authorized and issued: 9,080,208 at March 31, 1999
      and  9,165,908 June 30, 1998                                          9           9
    Treasury stock, 114,200 shares at March 31, 1999 and none at
      June 30, 1998                                                      (545)         --
    Additional paid-in capital                                         50,686      50,530
    Accumulated deficit                                               (11,691)     (6,525)
                                                                     --------------------
TOTAL STOCKHOLDERS' EQUITY                                             38,459      44,014
                                                                     --------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 51,982    $ 58,344
                                                                     ====================

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

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED; IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                       MARCH 31,     MARCH 31,     MARCH 31,    MARCH 31,
                                        1999           1998          1999         1998
                                    --------------------------   --------------------------
Revenues                            $     6,498    $    16,261   $    31,673    $    47,121
Costs of revenues                         5,827         13,294        27,950         40,115
                                    --------------------------   --------------------------
Gross profit                                671          2,967         3,723          7,006
                                    --------------------------   --------------------------
Operating expenses:
     Selling and marketing                1,315          1,167         3,639          2,964
     Research and development               412            287           962            871
     General and administrative           1,474          1,235         4,130          3,476
     Terminated acquisition                --             --             972           --
                                    --------------------------   --------------------------
Total operating expenses                  3,201          2,689         9,703          7,311
                                    --------------------------   --------------------------
(Loss) income from operations            (2,530)           278        (5,980)          (305)

Interest income, net                        204            291           814            934
                                    --------------------------   --------------------------

Net (loss) income                   $    (2,326)   $       569   $    (5,166)   $       629
                                    ==========================   ==========================

Basic (loss) earnings per share     $     (0.26)   $      0.06   $     (0.57)   $      0.08
                                    ==========================   ==========================
Diluted (loss) earnings per share   $     (0.26)   $      0.06   $     (0.57)   $      0.07
                                    ==========================   ==========================
Weighted Average Shares:
     Basic                            9,065,958      9,095,003     9,102,406      8,331,025
                                    ==========================   ==========================
     Diluted                          9,065,958      9,950,154     9,102,406      9,309,639
                                    ==========================   ==========================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (UNAUDITED; IN THOUSANDS)

                                                                            ADDITIONAL                      TOTAL
                                     COMMON STOCK        TREASURY STOCK      PAID-IN     ACCUMULATED     STOCKHOLDERS'
                                   SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL       DEFICIT         EQUITY
                                  -------------------------------------------------------------------------------------

    Balance at June 30, 1998         9,166    $    9        -     $   -      $ 50,530     $ (6,525)      $  44,014
    Options granted to employees
       and directors                                                               56                           56
    Purchase of treasury stock        (114)               114      (545)                                      (545)
    Proceeds from exercise of
      stock options                     28                                        100                          100
    Net loss                                                                                (5,166)         (5,166)
                                  -------------------------------------------------------------------------------------
    Balance at March 31, 1999        9,080    $    9      114     $(545)     $ 50,686     $(11,691)      $  38,459
                                  =====================================================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                         1999        1998
                                                                       --------------------
                                                                            (UNAUDITED)

NET (LOSS) INCOME                                                      $ (5,166)   $    629

OPERATING ACTIVITIES:
Adjustments to reconcile net (loss) income to cash used in operating activities:
      Depreciation and amortization                                         943         510
      Amortization of organization costs                                     39          40
      Stock compensation expense                                             56          56
      Changes in operating assets and liabilities:
          Accounts receivable                                               661      (4,954)
          Inventories, net                                               (1,192)        790
          Prepaid expenses and other current assets                        (345)       (480)
          Other assets                                                      (98)        110
          Accounts payable                                               (1,353)     (3,717)
          Accrued payroll and related fringe benefits                        12          25
          Accrued commissions and other accrued expenses                    551         (43)
                                                                       --------------------
NET CASH USED IN OPERATING ACTIVITIES                                    (5,892)     (7,034)
                                                                       --------------------
INVESTING ACTIVITIES:
Purchases of investments                                                 (1,559)       (821)
Purchases of fixed assets                                                (1,506)     (2,752)
Restricted cash                                                             776      (2,887)
                                                                       --------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (2,289)     (6,460)
                                                                       --------------------
FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net                    -      28,664
Proceeds from exercise of warrants                                            -          55
Proceeds from exercise of stock options                                     100         329
Purchases of treasury stock                                                (545)          -
Payments under capital leases                                               (17)        (42)
                                                                       --------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (462)     29,006
                                                                       --------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (8,643)     15,512
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         21,342       5,164
                                                                       --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 12,699    $ 20,676
                                                                       ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $      1    $      5
                                                                       ====================


                         See accompanying notes

                             Globecomm Systems Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

         Basic loss per share for the three and nine-month periods ended March 31, 1999 are based on the weighted average number of common shares outstanding during the period. Diluted loss per share for the three and nine-month periods ended March 31, 1999 excluded the effect of stock options and warrants as the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

         Basic earnings per share for the three and nine-month periods ended March 31, 1998 are based on the weighted average number of common shares outstanding during the period.

3.       Treasury Stock

         On September 1, 1998, the Company's Board of Directors authorized the repurchase of up to $2.0 million of the Company's outstanding common stock. The repurchase program allows for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and the manner of purchase are at the discretion of the Company's management subject to compliance with the applicable securities laws. Any repurchased shares under the repurchase program will be used for general corporate purposes. As of March 31, 1999 the Company had repurchased approximately 114,200 shares of the Company's common stock under the repurchase program for an aggregate purchase price of approximately $545,000.

4.       Segment Information

         The Company operates through two business segments. Its Ground Segment Systems and Networks Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. The Company's ground segment networks typically are comprised of two or more ground segment systems communicating with a satellite and interconnected with a terrestrial network. Its Data Communications Services Segment, through the NetSat Express, Inc. ("NetSat Express") subsidiary, is engaged in providing satellite based Internet access services, digital media distribution services, and integrated data, voice and video communications services. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services. The basis for the segment allocation set forth below is the same basis management uses for internal reporting purposes.

         The following is the business segment information as of and for the nine-month periods ended March 31, 1999 and 1998:

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                             MARCH 31,   MARCH 31,    MARCH 31,  MARCH 31,
                                               1999        1998        1999        1998
                                             --------------------    --------------------
                                          (UNAUDITED; IN THOUSANDS)(UNAUDITED; IN THOUSANDS)
Revenues:
  Ground Segment Systems and Networks ....   $  5,642    $ 16,049    $ 30,125    $ 46,701
  Data Communications Services ...........        856         212       1,548         420
                                             --------------------------------------------
Total revenues ...........................   $  6,498    $ 16,261    $ 31,673    $ 47,121
                                             ============================================

(Loss) income from operations:
  Ground Segment Systems and Networks ....   $ (2,033)   $    623    $ (4,501)   $    818
  Data Communications Services ...........       (497)       (346)     (1,478)     (1,123)
Interest income, net .....................        204         292         813         934
                                             --------------------------------------------
Net (loss) income ........................   $ (2,326)   $    569    $ (5,166)   $ 47,121
                                             ============================================

Depreciation and amortization:
  Ground Segment Systems and Networks ....   $    164    $    165    $    793    $    483
  Data Communications Services ...........          0          16         150          27
                                             --------------------------------------------
Total depreciation and amortization ......   $    164    $    181    $    943    $    510
                                             ============================================

Expenditures for long-lived assets:
  Ground Segment Systems and Networks ....   $    187    $    444    $  1,063    $  2,319
  Data Communications Services ...........        370         303         443         433
                                             --------------------------------------------
Total expenditures for long-lived assets $      557      $    747    $  1,506    $  2,752
                                             ============================================

                                         MARCH 31,    JUNE 30,
                                           1999        1998
                                        (UNAUDITED)
                                        ----------------------
                                            (IN THOUSANDS)

Assets:
  Ground Segment Systems and Networks   $    56,430  $  60,894
  Data Communications Services ......         2,305      1,169
  Intercompany eliminations .........        (6,753)    (3,719)
                                        ----------------------
Total assets ........................   $    51,982  $  58,344
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

OVERVIEW

         The Company designs, assembles and installs satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's customers include prime communications infrastructure contractors, government-owned PTTs, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. The Company's ground segment networks are typically comprised of two or more ground segment systems communicating with a satellite and interconnected with a terrestrial network. NetSat Express, Inc. ("NetSat Express"), the Company's subsidiary, is engaged in providing satellite based Internet access services, digital media distribution services, and integrated data, voice and video communications services. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructures capable of supporting the economical delivery of such services.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 1999 and 1998

         Revenues. Revenues, which were primarily derived from sales of ground segment systems and networks, decreased by $9.8 million, or 60.0%, to $6.5 million for the three month period ended March 31, 1999 and decreased by $15.4 million, or 32.8%, to $31.7 million for the nine-month period ended March 31, 1999 compared to $16.3 million and $47.1 million for the comparable three and nine-month periods ended March 31, 1998, respectively. The decrease relates primarily to the decrease in the shipment and /or completion of ground segment systems and networks contracts as a result of a decline in the bookings of several larger contract orders due to the continuing difficult economic conditions in the Pacific Rim, Russia and other international markets.

         Gross Profit. Gross profit decreased by $2.3 million, or 77.4%, to $671,000 for the three month period ended March 31, 1999 and decreased by $3.3 million, or 46.9%, to $3.7 million for the nine-month period ended March 31, 1999 compared to $3.0 million and $7.0 million for the comparable three and nine-month periods ended March 31, 1998, respectively. The decrease was primarily due to the decrease in the shipment and/or completion of ground segment systems and networks contracts. Gross profit as a percentage of revenues decreased from 18.2% to 10.3% and decreased from 14.9% to 11.8% for the three and nine-month periods ended March 31, 1999, respectively, as compared to the three and nine-month periods ended March 31, 1998, respectively. The decrease was due primarily to a significant negotiated contract in the second and third quarters of fiscal 1998, which resulted in a higher gross profit margin.


         Selling and Marketing. Selling and marketing expenses increased by $0.1 million, or 12.7%, to $1.3 for the three month period ended March 31, 1999 and increased by $0.7 million, or 22.8%, to $3.7 million for the nine-month period ended March 31, 1999 compared to $1.2 million and $3.0 million for the comparable three and nine-month periods ended March 31, 1998, respectively. The increase was primarily due to the increase in marketing and bid and proposal efforts in the Americas and Africa, as well as the related increase in sales and marketing personnel.

         Research and Development. Research and development expenses increased by $0.1 million, or 43.6%, to $0.4 million for the three month period ended March 31, 1999 and increased by $0.1 million, or 10.5%, to $1.0 million for the nine-month period ended March 31, 1999 compared to $0.3 million and $0.9 million for the comparable three and nine-month periods ended March 31, 1998, respectively. The increase was primarily due to the development of the Explorer-Ku Multimedia Portable Satellite Earth Station.

         General and Administrative. General and administrative expenses increased by $0.2 million, or 19.3%, to $1.5 million for the three-month period ended March 31, 1999 from $1.2 million for the same period in the prior year and increased as a percentage of revenues to 22.7% from 7.6% for the same period in the prior year. For the nine-month period ended March 31, 1999, general and administrative expenses increased by $0.7 million, or 18.8%, to $4.1 million in comparison to $3.5 million for the same period in the prior year and increased as a percentage of revenues to 13.0% from 7.4% for the same period in the prior year. The increase in general and administrative expenses for the three and nine-month period resulted mainly from an increase in personnel and related expenses relating to the Company's subsidiary NetSat Express.

         Terminated Acquisition. Terminated acquisition costs of approximately $1.0 million for the nine-month period ended March 31, 1999 relate to certain legal, accounting and other expenses associated with the termination of a proposed acquisition of a mobile satellite communications business during the first quarter ended September 30, 1998 due to the determination that such acquisition was not in the best interest of the Company's stockholders.

         NetSat Express. The Company's consolidated subsidiary NetSat Express experienced an increase in revenues by $644,000, or 304.3%, to $856,000 for the three-month period ended March 31, 1999 and increased by $1.1 million, or 269.0% to $1.5 million for the nine-month period compared to $212,000 and $420,000 for the comparable three and nine-month periods ended March 31, 1998, respectively. The increase resulted from the implementation of Access Plus services in January 1998, as well as an increase in the number of PC Vector equipment sales and related activations. The loss from operations associated with NetSat Express increased by $0.2 million, or 43.5%, to $0.5 for the three month period ended March 31, 1999 and increased by $0.4 million, or 31.6%, to $1.5 million for the nine-month period ended March 31, 1999 compared to $0.3 million and $1.1 million for the comparable three and nine-month periods ended March 31, 1998, respectively. The increase was primarily associated with the implementation of operating NetSat's Network Operations Center on a 24 by 7 basis, an increase in general and administrative expenses and an increase in selling and marketing efforts for NetSat's Access Plus services.

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

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1999, the Company had working capital of $23.9 million, including cash and cash equivalents of $12.7 million, restricted cash of $3.6 million, accounts receivable of $17.3 million, inventories of $2.8 million and prepaid and other current assets of $1.0 million, offset by $11.7 million in accounts payable and $1.8 million in accrued expenses and other current liabilities

         Several factors had a major effect on the Company's liquidity during the nine-month period ended March 31, 1999. First, inventories increased by $1.2 million reflecting the timing of purchases to support future shipments and/or completion of ground segment systems and networks, offset by a decrease in accounts payable and accrued expenses of $0.7 million. The second factor affecting liquidity during the three and nine-month period ended March 31, 1999 was the Company's investment activities. During the nine-month period ended March 31, 1999, the Company purchased $1.5 million in fixed assets and through its Stock Repurchase Program, repurchased $545,000 or 144,200 shares of the Company's common stock. In addition, during the first quarter ended September 30, 1998, the Company purchased a $1.5 million equity interest in McKibben Communications, LLC. McKibben Communications provides conditional access and uplink services to the television industry in Los Angeles. McKibben Communications also originates sports broadcasts from Los Angeles to Japan for the distribution in Japan by a local satellite provider. The Company and McKibben Communications complement each other and intend to offer a turnkey solution to broadcasters including design, installation, and operation of uplink facilities.

         The Company's future capital requirements will depend upon many factors, including the success of the Company's marketing efforts in both the Ground Segment Systems and Networks Segment and the Data Communications Services Segment, the nature and timing of customer orders, the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the extent to which it must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements for at least the next 12 months.

CERTAIN BUSINESS CONSIDERATIONS
RISK FACTORS

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company, which was formed in August 1994, has a limited operating history upon which an evaluation of the Company can be based and has incurred significant operating losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company incurred operating losses of $1.1 million, $2.3 million, $2.7 million and $0.5 million during the fiscal years ended June 30, 1995, 1996, 1997 and 1998, respectively (which amounts for fiscal years ended June 30, 1997 and 1998 include operating losses of $1.5 million and $1.7million, respectively, for NetSat Express' data communications services business) and may incur further operating losses as it attempts to expand its businesses. The Company's ability to expand its ground segment systems and networks business and data communications services business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or report quarterly or annual positive operating or net income. As of March 31, 1999, the Company had an accumulated deficit of $11.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INHERENT RISK OF INTERNATIONAL OPERATIONS

         Most of the Company's revenues are derived from sales to customers outside the United States. The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, the decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, Russia and other international currencies, has adversely affected and may continue to adversely affect the demand for the Company's ground segment systems and networks and data communications services by increasing the price of the Company's products and services in the currency of the countries in which they are sold. The economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, as well as the recent economic and monetary declines in Russia, has resulted in a decreased demand in such countries and other foreign regions for capital equipment such as the ground segment systems and networks supplied by the Company and NetSat Express' data communications services. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these and other foreign regions adversely effected the Company's results of operations for the fourth quarter of fiscal year 1998 and the first nine months of fiscal year 1999, and the Company expects that these negative trends will continue to adversely impact it. Additional risks inherent to the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems and networks, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the data code field. These data code fields will need to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

         The Company has been granted one patent in the United States and currently has two patent applications pending in the United States and a PCT application, corresponding to one of the United States applications, is pending in a number of foreign jurisdictions. The Company also intends to seek further patents on its technology, if appropriate. There can be no assurance that patents will be issue from any of the Company's pending or any future applications or that any claims allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

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

RISK OF CONCENTRATED OWNERSHIP

         As of May 6, 1999, the Company's officers and directors, and their affiliates beneficially own approximately 2,369,349 shares, constituting approximately 24.5% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

         The Company's objective to managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, the Company utilizes foreign currency forward contracts to hedge its exposure on firm commitments denominated in foreign currency. As of March 31, 1999, the Company had no such foreign currency forward contracts.

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

          From the effective date of the Registration Statement to March 31, 1999, the approximate amount of net offering proceeds used were $7.4 million to fund capital expenditures, and investments in strategic suppliers, and $19.9 million for working capital purposes, increased selling and marketing efforts, and increased internal research and development expenses. All of such payments were direct or indirect payments to others.


Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits


Exhibit No.

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998).

3.1(a) Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1(a) of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998).

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

10.12 1997 Stock Incentive Plan (incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8, File No. 333-7527 (the "S-8 Registration Statement")).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10K for the year ended June 30, 1998).

10.14    1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         99.8 of the S-8 Registration Statement).

10.15 Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Company's Current Report on Form 8-K dated December 3, 1998).

27       Financial Data Schedule (filed herewith).


* Confidential treatment granted for portions of this agreement.


          (b)     Reports on Form 8-K

                  None

INDEX TO EXHIBITS:

Exhibit No.


3.1.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998).

3.1(a) Certificate of Designation Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998).

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

10.12 1997 Stock Incentive Plan (incorporated by reference to exhibit 99.1 of the Registrant's Registration Statement on Form S-8, File No. 333-7527 (the "S-8 Registration Statement")).

3.1 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10K for the year ended June 30, 1998).

3.2      1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         99.8 of the S-8 Registration Statement).

3.3 Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Company's Current Report on Form 8-K dated December 3, 1998).

27       Financial Data Schedule (filed herewith).


* Confidential treatment granted for portions of this agreement.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GLOBECOMM SYSTEMS INC.
                                                          (Registrant)



Date: May 14, 1999                                    /s/ David E. Hershberg
                                                     ---------------------------
                                                     David E. Hershberg
                                                     Chief Executive Officer and
                                                     Chairman of the Board of
                                                     Directors




Date: May 14, 1999                                     /s/ Andrew C. Melfi
                                                     ---------------------------
                                                     Andrew C. Melfi
                                                     Vice President and Chief
                                                     Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)