Form 10-K
period 1999-06-30
GLOBECOMM SYSTEMS INC
filed 1999-09-28
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------


                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-22839

                             Globecomm Systems Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                            11-3225567
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


45 Oser Avenue, Hauppauge, NY                                             11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (516) 231-9800

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on September 24, 1999, based upon the average bid and asked prices of such Common Stock on the Nasdaq National Market on September 24, 1999 held by non-affiliates was approximately $74.8 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

         As of September 24, 1999, there were outstanding 9,269,163 shares of the registrant's Common Stock, par value $.001.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement of Globecomm Systems Inc. relative to the 1999 Annual Meeting of Stockholders to be held on November 17, 1999, which is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I
ITEM I.  BUSINESS

OVERVIEW

         Globecomm Systems Inc. (the "Company" or "GSI"), incorporated in Delaware on August 17, 1994, designs, assembles and installs satellite ground segment systems and networks which support a wide range of satellite communications applications, including fixed, mobile and direct broadcast services as well as certain military applications. The Company's customers include prime communications infrastructure contractors, government-owned postal, telephone and telegraph providers ("PTTs"), Internet Service Providers ("ISPs"), government entities, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations. The Company's ground segment systems typically consist of an earth station, which is an integrated system designed to transmit and receive signals to and from satellites, together with ancillary subsystems. The Company's ground segment networks are typically comprised of two or more ground segment systems communicating with a satellite and interconnected with a terrestrial network. During fiscal 1997, the Company established a subsidiary, NetSat Express, Inc. ("NetSat Express"), to develop service revenues by providing high-speed, satellite-delivered data communications to developing markets worldwide. More recently, the Company, in concert with NetSat Express, has begun supplying end-to-end service solutions bundled with the facilities at both ends of the service provided. These end-to-end services are provided as part of our strategy to offer enterprise service solutions. The Company's enterprise service solutions typically are comprised of ground segment systems and networks in combination with terrestrial and space segment services to provide end-to-end service solutions.

         The combination of GSI as a ground segment systems and network provider, and NetSat Express as a satellite-delivered data communications services provider, allows us to provide end-to-end solutions and services to enterprises globally. Solutions include engineering and implementation of satellite communications and terrestrial communications technology. Services include provision of Internet connectivity, Intranet extension, media distribution and other network services on a global basis. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         In this Annual Report on Form 10-K, the terms "GSI" and "the Company" refer to Globecomm Systems Inc. and its subsidiaries, except where it is clear such terms mean only Globecomm Systems Inc. For financial information about industry segments and foreign operations, see Note 13 and 14, respectively of the Notes to the Consolidated Financial Statements.

INDUSTRY BACKGROUND

SATELLITE COMMUNICATIONS

         Market Structure

         Satellite communications systems are comprised of satellites (the "space segment") and ground-based transmission and reception systems (the "ground segment"). The space segment consists of one or more satellites in earth orbit, which typically provide continuous communications coverage over a wide geographic area. Satellites typically contain multiple transponders, each capable of independently receiving and transmitting one or more signals to or from multiple users simultaneously. The ground segment consists principally of one or more earth stations, which provide a communications link to the end user either directly or through a terrestrial network. An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment.

         Satellite communications industry participants include: (i) designers, manufacturers and integrators of ground segment products, systems and networks,
(ii) communications service providers, which may or may not own the actual satellites used for transmission and (iii) designers, manufacturers and operators of satellites. The Company has participated principally in the ground segment systems, and networks, and enterprise network service solutions portion of the market and has recently expanded into the satellite-delivered data communications services market through NetSat Express.

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

         Mobile Satellite Services. Mobile satellite services, which operate between fixed gateway earth stations and mobile user earth stations (terminals), provide mobile voice and data transmission capability on land, sea and air. New mobile satellite services are being developed using low, medium and geostationary orbiting satellite systems that are designed to bring more extensive coverage and circuit reliability for mobile telephone and data services to under served populations throughout the world.

         Direct Broadcast Services. Direct broadcast satellite services provide a direct transmission link from high-power satellites to customers over a wide geographic area. Technology which has been successfully deployed by the Company for customers for direct-to-home television services is now being applied to direct broadcast data services, including Internet and Intranet access.

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

GSI GROUND SEGMENT SYSTEMS AND NETWORKS, AND ENTERPRISE SERVICE SOLUTIONS

         The Company designs, assembles and installs ground segment system and network solutions for the complex and changing communications requirements of its customers. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. The Company's ground segment networks are typically comprised of two or more ground segment systems interconnected with a satellite and/or terrestrial communications network. The Company's Customizable Systems may be sold separately as stand-alone ground segment systems or may be used as modular building blocks to be integrated into a complete ground segment system or network. The Company believes that this modular approach allows it to engineer its ground segment systems and networks to serve client-specific traffic and service requirements rapidly, cost-effectively and efficiently. The Company also designs and implements end-to-end service solutions for enterprises globally. These solutions include all necessary terrestrial and satellite facilities required to implement the optimal solution as designed by the Company. Enterprise service solutions are operated and maintained by the Company, and we believe provide competitive service levels.

 Ground Segment Systems and Networks

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

         Modular Building Block ("MBB") Earth Station (MBB2001(TM)). These earth stations are incorporated in point-to-point data links and hubs for VSAT and Demand Assigned Multiple Access ("DAMA") networks, and are typically used as gateways for corporate, common carrier and government networks. These earth stations can also be configured to conform to the applicable standards of Intelsat and other satellite systems. Earth stations constructed using MBBs require minimal site preparation and can be installed rapidly and cost-effectively due to their modular construction. Antenna sizes range from 4.5 to 9 meters, with high-power amplifiers ranging from 50 to 700 watts. Generally, all electronics are housed in a single building mounted rack. Available options include de-icing equipment, tracking equipment, uninterruptible power system/backup generators and equipment shelters. To date, the Company has designed and installed MBB earth stations in Brazil, India, Indonesia, Pakistan, Russia, Thailand, China, Mexico, Taiwan and the United States. The Company typically sells these earth stations at prices ranging from approximately $250,000 to $600,000.

         Commercial Terminal Family ("CTF") (CTF2001(TM)). This family of earth stations, which encompasses a range of general purpose, low-cost antenna-mounted earth stations, is used primarily for data, voice or video transmissions from commercial or government premises, and are principally targeted at corporate, common carrier and government networks. These earth stations can also be configured to conform to the applicable standards of Intelsat and other satellite systems. Antenna sizes range from 1.2 to 9.3 meters, with high-power amplifiers ranging from 16 to 400 watts. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. To date, the Company has designed and installed CTF earth stations in India, Korea, Russia, Hong Kong, Vietnam, Malaysia, Spain, numerous countries in Africa and the United States. The Company typically sells these earth stations at prices ranging from approximately $100,000 to $300,000.

         Compact Earth Station Family (CES2001(TM)). This family of earth stations is designed to be used principally to provide limited capacity (up to T1/E1 data rates) to areas with limited or no telecommunications infrastructure. These digital earth stations will integrate radio frequency and baseband components into one antenna-mounted package. These earth stations feature a multiband capability and a proprietary L-band (1 to 1.5 GHz) interface being developed to support a series of modems for a range of applications, including rural telephony and digital video. These earth stations may be operated on either preassigned channels or channels assigned on demand, allowing efficient transponder utilization. Antenna sizes range from 1.2 to 3.7 meters. The Company typically sells these earth stations at prices ranging from approximately $20,000 to $45,000.

         Militarized Tactical Earth Station Family. This family of tactical earth stations is used for military communications applications and is targeted principally at major defense contractors. These earth stations typically use a
2.4 to 3 meter antennas, are highly transportable, and are designed to be mounted on a pallet on military vehicles or air-dropped into a combat environment. The pallet-mounted earth station features an automatic antenna pointing and multichannel capability. These militarized earth stations are able to perform under extreme conditions in the military tactical environment and offer multiband capability: C-band (4-6 GHz), X-band (7-8 GHz) or K-band (12-17
GHz). Prices for these systems range from approximately $250,000 to $1.0 million, depending on the configuration. This technology is now being applied to a 3 meter X-band antenna used by the U.S. Army.

         Digital Fly-Away Earth Stations. This group of earth stations is primarily used for emergency communications and news gathering and is comprised of highly transportable, modular earth stations designed to be quickly deployed and installed anywhere in the world. Antenna sizes range from 1.2 to 2.4 meters, with high-power amplifiers up to 350 watts. The latest model, the Explorer Ku, incorporates technology from the Compact Earth Station product line to minimize cost, size and weight. All components are mounted in separate cases, which are small enough to be easily transported by commercial carrier. Additional system availability can be achieved through the addition of redundant modules for critical components. Since these units may be operated in a variety of harsh environments, the Company conducts environmental stress screening tests on these components for enhanced reliability. The Company has sold a number of digital flyaway earth stations as part of the enterprise service solution described below. The Company markets these earth stations at prices ranging from approximately $50,000 to $350,000 depending on configuration.

         Earth Station Management Systems (AxxSys(TM)). The Company's earth station systems typically employ monitor and control software for system maintenance developed by the Company using the Compass software product licensed from its strategic supplier, Newpoint Technologies, Inc. ("Newpoint Technologies"). This software permits the station operator to monitor and control the status of each electronic equipment component at the station from a remote location and to receive immediate failure reports and analysis. The Company also offers database applications to integrate maintenance and operational functions, thereby reducing operating costs. The price of this software varies substantially and is typically included in the price of the system or network provided by the Company.

         Mobile Products. This group of products serve the mobile satellite services market with mobile high speed data and voice terminals, and customizable mobile systems. The Company offers the Explorer II, an Inmarsat high speed data terminal for use in news gathering, emergency communications, data gathering, and other applications requiring mobility and high speed data at 64 Kbps. The Company integrates this product with ancillary equipment for the broadcasting, oil exploration, and other industries which require Internet Protocol connectivity, video conferencing, store and forward video, secure communications and other applications.

Ground Segment Systems and Networks Installations

         The following are examples of ground segment systems and networks sold by the Company, or in the process of being installed:

         Worldspace Processed Feeder Link Stations. The Company developed and began the supply of uplink stations for the new Digital Audio Radio Satellite System to start service in 1999. This system will distribute broadcast radio to low cost satellite receivers for customers in Africa, Asia and Latin America. During fiscal 1999, Worldspace launched the Afristar satellite, the first in the series of three satellites for global coverage. The Company installed the first two Processed Feeder Link Stations, and completed proof of performance testing with actual satellite receivers that will be sold to consumers in Africa.

         Telecom South Africa Intelsat Standard B Earth Station. The Company was awarded a contract to supply an Intelsat Standard B earth station in April 1999. The Company delivered this earth station and completed installation in South Africa in 45 days. This was an example of the responsiveness of the Company and the focus of its project team on meeting the customer's needs.

         Central Asian Air Traffic Control Network. The Company was awarded a contract by Thomson CSF to provide four ground segment systems in a star network configuration for use in providing communications between airports in Central Asia. This private network includes voice compression multiplex and a network monitor and control system for remote control and monitor of all facilities in the network.

Enterprise Service Solutions

         The following are examples of enterprise service solutions currently being implemented:

         DS3 Internet Trunk for Telecommunications Service Provider. The Company is under contract to provide a bundled service of terrestrial and satellite high-speed connectivity for a major telecommunications service provider. The service will provide a one way DS3 (45 Mbps) link from Los Angeles to five points of presence in Australia to complement fiber optic connections currently being used by a major ISP in Australia. This is an example of the Company's capability to design, implement and operate end to end data communication services for Internet Access.

         Data Communications Service for Transportable Earth Stations. The Company is under contract to provide a bundled service that interfaces customer provided terrestrial facilities with Company provided uplink, satellite, network management and 24 hour a day by 7 day a week services. The Company is also providing transportable earth stations based on its product line of Customizable Earth Stations. The customer benefits from "one stop shopping" for all hardware and satellite services required to meet its needs.

         Sonangol Telecommunications Network. The Company is providing a satellite and cellular telecommunications network for Sonangol, U.E.E. ("Sonangol"), a large oil consortium with operations in remote areas of Africa. This project bundles the hardware, transponder capacity leases, international teleport services and operations support to insure that Sonangol has reliable telecommunications in previously unserved areas. In addition, the Company operates a billing system on behalf of Sonangol from its offices in Happauge. The network reaches 15 remote African cities by satellite and provides an international link to the companies offices in Houston. All cities are provided with switching systems for wired telephony services. Key locations are provided with Global Systems for Mobile Communications ("GSM") cellular systems. The Company innovated the use of satellite communications to link remote GSM base stations to the mobile subscriber switch allowing the network to serve several small locations from a single mobile subscriber switch.

NETSAT EXPRESS SERVICES

         The Company's NetSat Express services are designed to provide broadband access to data communications media such as the Internet, corporate Intranet applications and business data applications by integrating end-user terminals, satellite communications equipment and international networks. NetSat Express provides Internet access services, which are referred to as Access Plus, through a one-way and two-way satellite uplink/downlink using satellite ground segment equipment and supported by the NetSat Express Network Operations Center.

         NetSat Express offers a range of options and equipment to permit value-added resellers to deliver reliable, cost-effective turnkey solutions to their customers. These options include Access Plus Enterprise, which allows customers to share a broadcast carrier, thereby providing the benefit of a committed information rate with burstability to the maximum data rate of the carrier. In addition, the traffic management option allows the customer to have control over the assignment of committed information rates to its points of presence within its own enterprise broadcast carrier.

         NetSat Express is currently providing its services in Europe on the Orion 1 satellite, in the Americas on the SatMex 5 satellite, in Africa and the Middle East on the New Skies 803 satellite, and in Asia on the Intelsat 701 satellite.

STRATEGIC RELATIONSHIPS

         The Company seeks to establish strategic relationships with suppliers that it believes are in a unique position to supply products or services, which will improve the Company's competitive position in one or more of the markets, which it serves. In certain cases, the Company seeks to strengthen such relationships by making equity investments in suppliers, such as Shiron Satellite Communications (1996), Ltd. ("Shiron"), Newpoint Technologies, Armer Communications Engineering Services, Inc. ("Armer") and McKibben Communications, LLC ("McKibben Communications"). The strategic supplier relationships with Shiron and Newpoint Technologies enable the Company to outsource a significant portion of its research and development costs and gain access to advanced technology while preserving the independence to select the best products and technologies to deliver to its customers on any particular project. The relationship with Armer allows the Company preferred access to quality field engineering and installation resources. McKibben Communications provides a West Coast presence for the Company's satellite-delivered data communication services.

         In addition to being a strategic supplier, McKibben Communications is a strategic customer which provides the Company access to earth station projects for McKibben Communications and its customers in the television broadcast industry. For further information on the Company's equity investments see Note 5 of the Notes to Consolidated Financial Statements.

SELLING AND MARKETING

         The Company markets its products and services to prime communications infrastructure contractors, PTTs, ISPs, government entities, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations. The Company utilizes sales representatives in foreign countries and also has selling and marketing offices in Hauppauge, New York, Atlanta, Georgia, Hong Kong, and its recently opened office in the United Kingdom operated by its recently established Globecomm Systems Europe Limited subsidiary. As of June 30, 1999, the Company employed 39 persons with marketing responsibility, of which 16 were engaged in marketing on a full-time basis.

         Selling and marketing of ground segment systems and networks, and enterprise service solutions is accomplished through a "project team" approach which identifies, develops and maintains customer accounts by grouping sales representatives, marketing executives, business execution teams and account managers together to develop close and continuing relationships with its customers. The Company's sales representatives in foreign countries provide local presence and identify prospective customers for the Company's marketing executives. The marketing executives and associated business execution teams work together to develop relationships with these customers, and ultimately obtain orders for the Company's products or services. The business execution teams manage the accounts on a day-to-day basis and long-term customers are assigned to an account manager who usually also functions as a project engineer for that account. The Company believes that this account management focus provides continuity and loyalty between the Company and its customers and fosters long-term relationships that lead to follow-up work and referrals to new customers.

         In addition to obtaining business through its project team approach, the Company obtains sales leads for new customers through referrals from existing customers, industry suppliers, and other sources such as participation in trade shows. The Company also directs its marketing efforts to its strategic allies, primarily through the Company's senior management. In some cases, a strategic ally may be the prime contractor for a system or network installation and will subcontract the ground segment of the project to the Company. In other cases, the strategic ally may recommend the Company as prime contractor for the design and supply of a system.

         The Company's marketing strategy for NetSat Express' satellite-delivered data communications services is carried out primarily through value added resellers in each of the countries in which it markets its services, depending on the capabilities of such partners and resellers, the nature and location of prospective customers in such countries and the particular communications infrastructure requirements and regulatory structure of each potential market. Certain members of the Company's senior management play a role in developing and maintaining relationships with local value added resellers and local partners. NetSat Express is seeking to expand its marketing capabilities and enter into new regions of operations.

CUSTOMERS

         The Company's customers include prime communications infrastructure contractors, PTTs, ISPs, government entities, other telecommunications carriers, producers and distributors of news and entertainment content and other corporations. The Company typically relies upon a small number of customers for a large portion of its revenues. For example, approximately 24.2% of the Company's revenues in fiscal 1999 were derived from sales to three customers. The Company expects that in the near term a significant portion of its revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from year to year) as the Company seeks to expand its business and its customer base. The reduction, delay, or cancellation of orders from one or more of such significant customers would have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG

         At June 30, 1999, the Company's backlog was approximately $63.7 million (approximately 65% of which is expected to be delivered during fiscal 2000) compared with approximately $43.6 million at June 30, 1998. The Company records an order in backlog when it receives a firm contract or purchase order which identifies product quantities, sales price and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. The Company's backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of the Company's backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on the Company's operating results. For example, at June 30, 1999, $8.0 million, or approximately 12.6% of the Company's backlog, was accounted for by a contract between the Company and Transworld Communications Services, Inc. The Company cannot assure that this contract or any other in its backlog will not be cancelled or revised. See "Risk Factors-Risk of Customer Concentration."

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

         The Company's internal research and development efforts generally focus on the development of products not available from other suppliers to the industry. Current efforts are focused on developing Customizable Systems. For the years ended June 30, 1999, 1998 and 1997, the Company has incurred approximately $1.3 million, $1.2 million and $0.6 million, respectively, in internal research and development expenses.

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

         The Company's primary competitors in the satellite ground segment market generally fall into the following groups: (i) vertically integrated satellite systems providers such as Nippon Electric Corporation and ComSat RSI and (ii) system integrators such as IDB Systems, a division of MCI WorldCom Inc. In the satellite-delivered data communications services market, while the Company expects to cooperate with many local providers, the Company may compete with other satellite communication companies as they develop technology in this area as well as conventional Internet services providers. In addition, the Company may compete with local governmental PTTs and other local access providers, which often have monopoly rights for certain services including telephony.

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

         The Company currently has two patents in the United States, a patent pending in the United States and a Patent Cooperation Treaty ("PCT") application, corresponding to one of the United States patents, is pending in a number of foreign jurisdictions. The Company also intends to seek further patents on its technology, if appropriate. The Company has filed applications for trademark registration of Globecomm Systems Inc. in the United States and various other countries, has received a trademark for NetSat Express, Inc. in the United States, and has filed applications for trademark registration of NetSat Express, Inc. in various other countries. The Company intends to seek registration of other trademarks in the future. See "Risk Factors-Proprietary Technology; Risk of Infringement."

GOVERNMENT REGULATIONS

         The Company is subject to various federal laws and regulations, which may have negative effects on the Company. The Company operates earth stations in Hauppauge, New York, subject to FCC Rules and Regulations. The Company has obtained certain licenses from the FCC for both domestic and international operation of its earth stations and must operate the earth stations in compliance with FCC Rules and Regulations for the terms of the licenses. These licenses generally should be renewed by the FCC, so long as the Company is in compliance with the FCC Rules and Regulations. The Company cannot offer assurances that any necessary additional licenses will be granted by the FCC.

         Generally, non-U.S. citizens or their representatives, foreign governments, or corporations otherwise subject to control by non-U.S. citizens may not directly own more than 20% of a licensee or may not indirectly own more than 25% of a licensee, through a parent corporation or other controlling entity, under the FCC Rules and Regulations. The FCC may grant waivers of its foreign ownership policy to allow for increased indirect investment in a licensee by an entity based in a World Trade Organization ("WTO") member country. For an entity based in a non-WTO member country, the FCC will allow increased indirect investment only if a licensee can show that the non-WTO member country allows "effective competitive opportunities" for U.S. based entities. Failure to comply with these policies may result in an order to divest the offending alien ownership, fines, denial of license renewal, and or license revocation proceedings against the licensee by the FCC. The Company has no knowledge of any present foreign ownership which would result in a violation of the FCC Rules and Regulations. The Company may, in the future, be required to seek a waiver of the FCC Rules and Regulations regarding foreign ownership, if such ownership exceeds the aforementioned benchmarks.

         Regulatory schemes in countries in which the Company may seek to provide its satellite-delivered data communications services may impose impediments on the Company's operations. Certain countries in which the Company intends to operate have telecommunications laws and regulations that do not currently contemplate technical advances in broadcast technology such as Internet/Intranet transmission by satellite. There can be no assurance that the present regulatory environment in any such country will not be changed in a manner, which may have a material adverse impact on the Company's business. The Company or its local partners typically must obtain authorization for each country in which the Company provides its satellite-delivered data communications services. Although the Company believes that it or its local partners will be able to obtain the requisite licenses and approvals from the countries in which the Company intends to provide service, the regulatory schemes in each country are different and thus there may be instances of noncompliance of which the Company is not aware. Although the Company believes these regulatory schemes will not prevent the Company from pursuing its business plan, there can be no assurance such licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which the Company wishes to offer its services or that restrictions applicable thereto will not be unduly burdensome.

         The Company's Internet operations (other than the operation of a teleport) are not currently subject to direct government regulation in most countries, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues such as user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. For example, the Child Online Protection Act, enacted in the United States in 1998, imposes civil and criminal penalties on Internet content providers who fail to restrict minor's access to material that is deemed "harmful" to them. However, this act is currently enjoined and its constitutionality is being adjudicated. It is anticipated that a substantial portion of the Company's Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States. To the extent that the Company provides content as a part of its Internet services, it will be subject to any such laws regulating content. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's Internet services or increase the Company's cost of doing business or in some other manner have a material adverse effect on the Company's business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's services, could increase the Company's cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on the Company's business, financial condition and results of operations.

         The sale of the Company's ground segment systems, and networks, and enterprise service solutions outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect the Company's competitive position. In addition, in order to ship the Company's products into certain other countries, the products must satisfy the technical requirements of that particular country. If the Company were unable to comply with such requirements with respect to a significant quantity of the Company's products, the Company's sales in Europe could be restricted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of June 30, 1999, the Company had 149 full-time employees, including 76 in engineering and program management, 31 in the manufacturing, manufacturing support group, and network operations, 16 in sales and marketing, and 26 in management and administration. The Company's employees are not covered by any collective-bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company owns approximately 122,000 square feet of space in a facility on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. These premises house the principal offices and production facilities of the Company and NetSat Express. The Company has a lease on office space in Hong Kong at a monthly rental fee (including maintenance fees) of approximately $3,000. The Company also leases office space in the Atlanta, Georgia, area under a three-year lease at an initial base monthly rent of $1,970, which rental amount increases in years two and three of the lease. In addition, the Company has recently entered into a five-year lease at a base monthly rent of $3,600 for office and operations facilities for its Globecomm Systems Europe Limited subsidiary which commenced operations subsequent to June 30, 1999 in the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "GCOM". The fiscal 1999 and 1998 high and low sales prices are as follows:

                                                         High          Low
                                                    ---------------------------

First Quarter Fiscal 1999                              $  9.25       $ 3.00
Second Quarter Fiscal 1999                                6.75         3.625
Third Quarter Fiscal 1999                                 7.875        4.25
Fourth Quarter Fiscal 1999                               12.00         5.125

First Quarter Fiscal 1998 (from August 13, 1997
  through September 30, 1997)                            19.875       11.75
Second Quarter Fiscal 1998                               19.875       10.50
Third Quarter Fiscal 1998                                16.00         8.75
Fourth Quarter Fiscal 1998                               14.50         8.25

         At September 24, 1999, there were approximately 2,700 stockholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent.

         At the close of the Nasdaq National Market on September 24, 1999, the Company's market price per share was $9.875.

         As of June 30, 1999, the Company had not declared or paid dividends on its Common Stock since inception and does not expect to pay dividends in the foreseeable future.

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

         Pursuant to the Registration Statement, the Company registered and sold 3,162,500 shares of Common Stock for an aggregate offering price of $31,625,000. The Company incurred total expenses in the offering of approximately $3,721,000 of which approximately $2,214,000 represented underwriting discounts and commissions and approximately $1,507,000 represented other expenses. All such payments were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses was approximately $27,904,000.

         From the effective date of the Registration Statement to June 30, 1999, the net offering proceeds were used to fund $8.0 million in capital expenditures and investing activities and the remaining $19.9 million for working capital purposes, increased selling and marketing efforts, and increased internal research and development expenses. All such payments were direct or indirect payments to others.

ITEM 6.  SELECTED FINANCIAL DATA

                       SUMMARY CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                     PERIOD FROM
                                                                                                                   AUGUST 17, 1994
                                                    YEAR ENDED      YEAR ENDED       YEAR ENDED      YEAR ENDED      (INCEPTION)
                                                     JUNE 30,        JUNE 30,         JUNE 30,        JUNE 30,     THROUGH JUNE 30,
                                                       1999            1998             1997            1996             1995
                                                  ---------------------------------------------------------------------------------
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Revenues......................................      $ 49,058        $ 58,105         $ 36,220         $ 13,476         $    72
 Costs of revenues.............................        43,516          49,532           32,060           11,238              58
                                                  ---------------------------------------------------------------------------------
 Gross profit..................................         5,542           8,573            4,160            2,238              14
                                                  ---------------------------------------------------------------------------------
 Operating expenses:
   Network operations..........................           514               -                -                -               -
   Selling and marketing.......................         5,183           4,187            3,282            1,915             346
   Research and development....................         1,325           1,188              649              712               -
   General and administrative..................         6,040           5,010            3,449            1,945             772
   Terminated acquisition costs................           972               -                -                -               -
   Write-down of investments...................           679               -                -                -               -
                                                  ---------------------------------------------------------------------------------
 Total operating expenses......................        14,713          10,385            7,380            4,572           1,118
                                                  ---------------------------------------------------------------------------------
 Loss from operations..........................        (9,171)         (1,812)          (3,220)          (2,334)         (1,104)
 Interest income, net..........................           979           1,266              276               89              39
                                                  ---------------------------------------------------------------------------------
 Loss before minority interests in operations
     of consolidated subsidiary................        (8,192)           (546)          (2,944)          (2,245)         (1,065)
 Minority interests in operations of
     consolidated subsidiary...................           -               -                275             -                 -
                                                  ---------------------------------------------------------------------------------
 Net loss......................................      $ (8,192)       $   (546)        $ (2,669)        $ (2,245)        $(1,065)
                                                  =================================================================================
 Basic and diluted net loss per common share...      $  (0.90)       $  (0.06)
                                                  ================================
 Shares used in the calculation of basic and
     diluted net loss per common share.........         9,109           8,553
                                                  ================================
 Pro forma basic and diluted net loss per
     common share (unaudited)..................                                       $  (0.44)
                                                                                  ================
 Shares used in the calculation of pro forma
     basic and diluted net loss per common
     share (unaudited) (1)                                                               6,086
                                                                                  ================
 OTHER CONSOLIDATED OPERATING DATA:
 EBITDA (2)....................................      $ (7,904)       $ (1,096)        $ (2,858)        $ (2,141)        $(1,036)
 Cash flows used in operating activities.......        (4,408)         (5,678)          (1,958)          (2,510)           (454)
 Cash flows used in investing activities.......        (4,435)         (7,342)          (8,221)          (1,714)           (593)
 Cash flows (used in) provided by financing
     activities................................          (555)         29,198           11,908            4,151           4,554
 Capital expenditures .........................         3,818           3,678            6,765              339             437
 Backlog at end of period (3) .................        63,746          43,572           40,807           11,588           7,716

                                             JUNE 30,     JUNE 30,    JUNE 30,      JUNE 30,     JUNE 30,
                                               1999         1998        1997          1996         1995
                                           ----------------------------------------------------------------
       CONSOLIDATED BALANCE SHEET DATA:
       Cash and cash equivalents........... $  11,944    $  21,342    $   5,164     $  3,435     $  3,507
       Working capital.....................    19,450       31,461        6,379        4,727        2,663
       Total assets........................    58,010       58,619       33,286        9,503        6,375
       Long-term liabilities...............         -            -           18           74          109
       Total Stockholders' equity...           36,257       44,014       15,996        5,730        3,207

(1) Computed on the basis described in Note 10 of Notes to Consolidated Financial Statements.

(2) EBITDA represents earnings before minority interests in operations of consolidated subsidiary, interest income, net, income taxes, depreciation and amortization expense. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all the Company's cash needs. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. EBITDA may not be comparable to other similarly titled measures of other companies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Since the Company's inception, substantially all of the Company's revenue has been generated by its ground segment systems, and networks, and enterprise service solutions business. Contracts for these ground segment systems, and networks, and enterprise service solutions have been in virtually all cases fixed-price contracts. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omission in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles including both physical conditions and unexpected problems encountered in engineering design and testing. Since the Company's business may at certain times be concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on the Company's business, financial condition and results of operations. The period from contract award through installation of ground segment systems, and networks, and enterprise service solutions supplied by the Company generally requires from three to 12 months. The Company uses the percentage of completion method of accounting for contract revenues, upon the achievement of certain milestones. Accordingly, most of the revenue from sales of products is typically recognized when the product is shipped, with the balance recognized at the time of acceptance by the customer. Revenues from providing satellite-delivered data communications services are recognized at the time the service is performed. Costs of revenues are generally recorded based on the relationship of the amount of projected final costs to the percentage of revenue recorded for the specific contract. See Note 2 of Notes to Consolidated Financial Statements.

         Costs of revenues consist primarily of the costs of purchased material, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. In addition, cost of revenues relating to Internet access service fees consists primarily of satellite space segment charges and Internet connectivity fees. Network operations expenses consist primarily of cost associated with the operation of NetSat Express' Network Operations Center on a twenty-four hour a day, seven day a week basis including costs of personnel and teleport service costs. Selling and marketing expenses consist primarily of salaries and travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with the Company's management, accounting, contract and administrative functions. The Company anticipates that network operations, selling and marketing, research and development and general and administrative expenses will continue to increase during the next several years due to expected increases in personnel and expenses related to supporting the Company's expanding customer base.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for the years indicated:

                                                                 YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                                  JUNE 30,           JUNE 30,           JUNE 30,
                                                                    1999               1998               1997
                                                              --------------------------------------------------------
  PERCENTAGE OF TOTAL REVENUES:
  Revenues..............................................           100.0%             100.0%             100.0%
  Costs of revenues.....................................            88.7               85.2               88.5
                                                              --------------------------------------------------------
  Gross profit..........................................            11.3               14.8               11.5

  Operating expenses:
    Network operations..................................             1.0                  -                  -
    Selling and marketing...............................            10.6                7.2                9.1
    Research and development............................             2.7                2.1                1.8
    General and administrative..........................            12.3                8.6                9.5
    Terminated acquisition costs........................             2.0                  -                  -
    Write-down of investments...........................             1.4                  -                  -
                                                              --------------------------------------------------------
  Total operating expenses..............................            30.0               17.9               20.4
                                                              --------------------------------------------------------
  Loss from operations..................................           (18.7)              (3.1)              (8.9)

  Interest income, net..................................             2.0                2.2                0.8
                                                              --------------------------------------------------------
  Loss before minority interests in operations of
    consolidated subsidiary..............................          (16.7)              (0.9)              (8.1)
  Minority interests in operations of consolidated
    subsidiary...........................................              -                  -                0.7
                                                              --------------------------------------------------------
  Net loss..............................................           (16.7)%             (0.9)%             (7.4)%
                                                              ========================================================


FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

         Revenues. Revenues, which were primarily derived from sales of ground segment systems and networks, decreased by $9.0 million, or 15.6%, to $49.1 million for the fiscal year ended June 30, 1999 compared to $58.1 million for the fiscal year ended June 30, 1998. The decrease relates primarily to the decrease in the shipment and /or completion of ground segment systems and networks contracts as a result of a decline in the bookings of contract orders due to the continuing difficult economic conditions in the Pacific Rim, Russia and other international markets. The Company expects the trend in revenues that adversely affected its results of operations for the fiscal year ended June 30, 1999 to continue to adversely impact the Company. These trends include the difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these regions.

         Gross Profit. Gross profit decreased by $3.0 million, or 35.4%, to $5.5 million for the fiscal year ended June 30, 1999 from $8.6 million for the fiscal year ended June 30, 1998. The decrease was primarily due to the decrease in the shipment and/or completion of ground segment systems and networks contracts. Gross profit as a percentage of revenues decreased to 11.3% for the fiscal year ended June 30, 1999 from 14.8% for the fiscal year ended June 30, 1998. The decrease was due primarily to a significant negotiated contract in the second and third quarters of fiscal 1998, which resulted in a higher gross profit margin for the fiscal year ended June 30, 1998, as well as, pricing pressures in the marketplace.

         Network Operations. Network operations expenses for the fiscal year ended June 30, 1999 were $0.5 million and related to the implementation of NetSat Express' Network Operations Center on a twenty-four hour a day, seven day a week basis during the current fiscal year.

         Selling and Marketing. Selling and marketing expenses increased by $1.0 million, or 23.8%, to $5.2 million for fiscal year ended June 30, 1999 from $4.2 million for the fiscal year ended June 30, 1998. The increase was primarily due to the increase in marketing and bid and proposal efforts in the Americas and Africa, as well as the related increase in sales and marketing personnel.

         Research and Development. Research and development expenses increased by $0.1 million, or 11.5%, to $1.3 million for the fiscal year ended June 30, 1999 from $1.2 million for the fiscal year ended June 30,1998. The increase was primarily due to the development of the Explorer-Ku Multimedia Portable Satellite Earth Station, offset by a decrease in costs associated with custom solutions.

         General and Administrative. General and administrative expenses increased by $1.0 million, or 20.6%, to $6.0 million for fiscal year ended June 30, 1999 from $5.0 million for the fiscal year ended June 30, 1998, and increased as a percentage of revenues to 12.3% for the fiscal year ended June 30, 1999 from 8.6% for the fiscal year ended June 30, 1998. The increase in general and administrative expenses resulted mainly from an increase in personnel and related expenses.

         Terminated Acquisition Costs. Terminated acquisition costs of approximately $1.0 million for fiscal year ended June 30, 1999, relate to certain legal, accounting and other expenses associated with the termination of a proposed acquisition of a mobile satellite communications business during the first quarter of the fiscal year ended June 30, 1999 due to the determination that such acquisition was not in the best interest of the Company's stockholders.

         Write-down of investments. Write-down of investments of approximately $0.7 million for fiscal year ended June 30, 1999, related to two investments which were written-down in the fourth quarter ended June 30, 1999. The Company's management's evaluated the investments and believed it would be appropriate to write-down the investments to zero.

         Interest Income Net of Interest Expense. Interest income decreased by $0.3 million to $1.0 million for the fiscal year ended June 30, 1999 from $1.3 million for the fiscal year ended June 30, 1998. This decrease was primarily due to the reduction of cash and cash equivalents from June 30, 1998 to June 30, 1999.

         NetSat Express. The Company's consolidated subsidiary, NetSat Express, experienced an increase in revenues of $2.0 million, or 287.9%, to $2.7 million for the year ended June 30, 1999 from $0.7 million for the fiscal year ended June 30, 1998. The increase resulted from the implementation of Access Plus services in January 1998, as well as an increase in the equipment sales and activations. The loss from operations associated with NetSat Express increased by $0.4 million, or 26.9%, to $2.1 million for the year ended June 30, 1999 from $1.7 million for the fiscal year ended June 30, 1998. The increase was primarily associated with an increase in general and administrative expenses relating to an increase in personnel to support the overall growth of NetSat Express and the implementation of operating NetSat Express' Network Operations Center on a twenty-four hour a day, seven day a week basis during the year.

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

         Revenues. Revenues, which were primarily derived from sales of ground segment systems and networks and enterprise service solutions, increased by $21.9 million, or 60.4%, to $58.1 million for the fiscal year ended June 30, 1998 from $36.2 million for the fiscal year ended June 30, 1997. The increase was primarily the result of a negotiated contract with Sonangol, U.E.E. as well as an overall increase in the number of shipments and/or completion of contracts as the Company continued to expand its businesses. Revenues for the three month period ended June 30, 1998 decreased by 25.2% to $11.0 million from $14.7 million for the same period in the previous year as a result of the decline in bookings in previous quarters as a result of the economic conditions in the

Pacific Rim region, Russia and other international markets. The Company expects the trend in revenues that adversely affected its results of operations for the three-month period ended June 30, 1998 to continue to impact the Company. These trends include the difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these regions.

         Gross Profit. Gross profit increased by $4.4 million to $8.6 million for the fiscal year ended June 30, 1998 from $4.2 million for the fiscal year ended June 30, 1997. The increase was primarily due to the increase in the shipment of ground segment systems and networks, and enterprise service solutions. Gross profit as a percentage of revenues were 14.8% for the fiscal year ended June 30, 1998 compared to 11.5% for the fiscal year ended June 30, 1997. The increase was due primarily to a significant negotiated contract with Sonangol, U.E.E., which resulted in higher gross profit margin offset in part by an increase in orders awarded through a competitive bidding process, which typically result in lower gross profit margins than negotiated contracts.

         Selling and Marketing. Selling and marketing expenses increased by $0.9 million, or 27.6%, to $4.2 million for the fiscal year ended June 30, 1998 from $3.3 million for the fiscal year ended June 30, 1997. The increase was primarily due to the increase in the number of bids and proposals prepared by the Company, as well as an increase in marketing personnel from 25 at June 30, 1997 to 35 at June 30, 1998. Selling and marketing expenses as a percentage of revenues were 7.2% for the fiscal year ended June 30, 1998 compared to 9.1% for the fiscal year ended June 30, 1997.

         Research and Development. Research and development expenses increased by $0.5 million, or 83.1%, to $1.2 million for the fiscal year ended June 30, 1998 from $0.6 million for the fiscal year ended June 30, 1997 due to an increase in development costs associated with custom solutions. Research and development expenses as a percentage of revenues increased to 2.1% for the fiscal year ended June 30, 1998 from 1.8% for the fiscal year ended June 30, 1997.

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

         Interest Income Net of Interest Expense. Interest income increased by $1.0 million to $1.3 million for the fiscal year ended June 30, 1998 from $0.3 million for the fiscal year ended June 30, 1997. The increase was primarily the result of the investment of remaining net proceeds from the Company's initial public offering.

        NetSat Express. During the fiscal year ended June 30, 1998, the Company's consolidated subsidiary NetSat Express experienced an increase in revenues of approximately $0.6 million to approximately $0.7 million from approximately $0.1 million for the year ended June 30, 1997. The increase resulted from the implementation of Access Plus services in January 1998, an increase in the number of PC Vector equipment sales and related activations. The increase in loss from operations associated with NetSat Express of approximately $0.2 million to $1.7 million for the fiscal year ended June 30, 1998 from $1.5 million for the year ended June 30, 1997 was mainly attributable to initial start up costs associated with providing Access Plus and PC Vector services.

YEAR 2000

         The Company is in the process of assessing the anticipated costs, problems and uncertainties associated with Year 2000 issues. The Company has initiated a Year 2000 Compliance Plan which includes information technology ("IT") and non-IT systems requiring or which may require modification or conversion, and supplier, facilities and other operations (such as financial and banking systems) readiness. The Company has substantially completed reviews of each of the above areas including identification and assessment of potential Year 2000 issues, identification and contact with key suppliers or institutions based on their relative risks associated with product integrity and continued product deliveries and service. Until such reviews are complete, the Company will not be able to completely evaluate whether its IT and non-IT systems will need to be modified or replaced. The Company has incurred only nominal costs to date and estimates at this time that the total Year 2000 costs will not be material. The Company is continuing its assessment which may necessitate refinement of its estimate over time. There can be no assurance, however, that costs associated with the Company's Year 2000 Compliance Plan will not be higher than anticipated which could have a material adverse effect on the Company's business, results of operations and financial condition.

         In association with the Company's Year 2000 Compliance Plan, the Company has developed contingency plans for certain critical applications. These contingency plans may include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. There can be no assurance such contingency plans, once developed, will be adequate.

         Since the Company's Year 2000 Compliance Plan is ongoing, all potential Year 2000 issues have not yet been identified. Therefore the potential impact of these issues on the Company's financial condition and results of operations can not be determined at this time. If IT and non-IT systems used by the Company or its suppliers, the product integrity of products provided to the Company by its suppliers, or the software applications or hardware used in systems integrated and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected. In addition, there can be no assurance that equipment operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Furthermore, if the Company's ground segment systems, and networks, and enterprise service solutions and satellite-delivered data communication services were unable to be used by the Company's customers because of Year 2000 compliance problems, there can be no assurance that the Company's customers will not commence litigation against the Company for such systems and networks failure. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

QUARTERLY RESULTS

         The following tables set forth certain unaudited financial information for each of the eight fiscal quarters in the period ended June 30, 1999. The Company believes that this information has been presented on the same basis as the audited Consolidated Financial Statements appearing elsewhere in the Annual Report on Form 10-K and in the opinion of management all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with the audited Consolidated Financial Statements of the Company and related Notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain quarters in fiscal 1999 have been reclassed to conform to the current year presentation.

                                                                      THREE MONTHS ENDED
                                SEPT. 30,   DEC. 31,    MAR. 31,     JUNE 30,    SEPT. 30,   DEC. 31,     MAR.31,    JUNE 30,
                                  1997        1997        1998         1998        1998        1998        1999        1999
                               -------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues....................   $ 14,591    $ 16,269    $ 16,261     $ 10,984    $ 13,293    $ 11,882     $ 6,498    $ 17,385
Costs of revenues...........     12,919      13,902      13,294        9,417      11,673      10,246       5,714      15,883
                               -------------------------------------------------------------------------------------------------


Gross profit................      1,672       2,367       2,967        1,567       1,620       1,636         784       1,502


Operating expenses:
   Network operations.......          -           -           -            -          98         106         113         197
   Selling and marketing....        831         966       1,167        1,223       1,031       1,293       1,315       1,544
   Research and development.        280         304         287          317         291         259         412         363
   General and administrative     1,088       1,153       1,235        1,534       1,290       1,366       1,474       1,910
   Terminated acquisition
      costs ............              -           -           -            -         972           -           -           -
   Write-down of investments          -           -           -            -           -           -           -         679
                               -------------------------------------------------------------------------------------------------
Total operating expenses....      2,199       2,423       2,689        3,074       3,682       3,024       3,314       4,693
                               -------------------------------------------------------------------------------------------------
(Loss) income from operations      (527)        (56)        278       (1,507)     (2,062)     (1,388)     (2,530)     (3,191)
Interest income, net........        264         379         291          332         338         272         204         165
                               -------------------------------------------------------------------------------------------------
Net (loss) income...........   $   (263)   $    323    $    569     $ (1,175)   $ (1,724)   $ (1,116)    $(2,326)   $ (3,026)
                               =================================================================================================


PERCENTAGE OF TOTAL REVENUES:
Revenues....................      100.0%      100.0%     100.0%       100.0%      100.0%      100.0%      100.0%       100.0%
Costs of revenues...........       88.5        85.5       81.8         85.7        87.8        86.2        87.9         91.4
                              --------------------------------------------------------------------------------------------------

Gross profit................       11.5        14.5       18.2         14.3        12.2        13.8        12.1          8.6

Operating expenses:
   Network operations.......          -           -          -            -         0.7         0.9         1.7          1.1
   Selling and marketing....        5.7         5.9        7.2         11.1         7.8        10.9        20.2          8.9
   Research and development.        1.9         1.8        1.7          2.9         2.2         2.2         6.3          2.1
   General and administrative       7.5         7.1        7.6         14.0         9.7        11.5        22.8         11.0
   Terminated acquisition
      costs.................          -           -          -            -         7.3           -           -            -
   Write-down of investments          -           -          -            -           -           -           -          3.9
                              --------------------------------------------------------------------------------------------------

Total operating expenses....       15.1        14.8       16.5         28.0        27.7        25.5        51.0           27
                              --------------------------------------------------------------------------------------------------

(Loss) income from operations      (3.6)       (0.3)       1.7        (13.7)      (15.5)      (11.7)      (38.9)       (18.4)
Interest income, net........        1.8         2.3        1.8          3.0         2.5         2.3         3.1          1.0
                              --------------------------------------------------------------------------------------------------

Net (loss) income...........       (1.8)%       2.0%       3.5%       (10.7)%      13.0%        9.4%       35.8%        17.4%
                              ==================================================================================================

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had working capital of $19.5 million, including cash and cash equivalents of $11.9 million, restricted cash of $3.5 million, accounts receivable of $18.1 million, inventories of $6.4 million and prepaid and other current assets of $1.2 million, offset by $18.7 million in accounts payable and $3.0 million in accrued expenses and other current liabilities.

         The Company has experienced negative cash flow from operations since its inception. Net cash used in operating activities for the fiscal years ended June 30, 1999, 1998, and 1997 was $4.4 million, $5.7 million, and $2.0 million , respectively.

         Several factors had a major effect on the Company's liquidity during the fiscal year ended June 30, 1999. First, the Company had a $4.4 million negative cash flow from operations, which primarily relates to the net loss of $8.2 million and increase in inventory of $4.8 million reflecting the timing of purchases to support future shipments and/or completion of ground segment systems and networks, offset by an increase in accounts payable and accrued expenses of $6.9 million. The second factor affecting liquidity during the fiscal year ended June 30, 1999 was the Company's investment activities. During the fiscal year ended June 30, 1999, the Company purchased $3.8 million in fixed assets and through its Stock Repurchase Program, repurchased $0.5 million or 114,200 shares of the Company's common stock. In addition, during the first quarter ended September 30, 1998, the Company purchased a $1.5 million equity interest in McKibben Communications, LLC.

         The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. Through June 30, 1999, the Company, for income tax purposes, has generated net operating loss carryforwards of approximately $14.1 million which may be available to reduce future taxable income and future tax liabilities. These carryforwards expire through 2019. The Tax Reform Act of 1986 provides for an annual limitation on the use of net operating loss carryforwards (following certain ownership changes) that could significantly limit the Company's ability to utilize these carryforwards. The exercise of options or warrants or in connection with future sales of equity could limit the Company's ability to utilize the aforementioned carryforwards to reduce future taxable income and tax liabilities. Additionally, because the United States tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

         The Company has a $9.0 million credit facility consisting of a $5.0 million secured domestic line of credit and a $4.0 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate (7.75% as of June 30, 1999) plus 1.0% per annum and is collateralized by a first security interest on all the Company's assets.

         In August 1999, NetSat Express completed a private placement of common stock yielding gross proceeds of $10.0 million. These proceeds are to be used to fund NetSat Express' operations and expand marketing initiatives as well as expected engineering and facilities growth over the coming year. Management anticipates that NetSat Express will experience negative cash flow as a result of these additional capital investments required for continued development of its operations and losses from operations for at least the next 12 months.

         The Company expects that its cash and working capital requirements for its operating activities will continue to increase as the Company expands its operations.

         The Company's future capital requirements will depend upon many factors, including the success of the Company's marketing efforts in the ground segment systems, and networks, and enterprise service solutions business, and the satellite-delivered data communications services business, the nature and timing of customer orders, the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the extent to which it must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements through June 30, 2000. However, no assurance can be given that there will be no change that would consume available resources significantly before such time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. If adequate funds are not available, the Company will be required to delay, scale back or eliminate certain of its operating activities, including without limitation, the timing and extent of its marketing programs, the extent and timing of hiring additional personnel and its research and development activities. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

RISK FACTORS

HISTORY OF NET LOSSES AND ACCUMULATED DEFICIT

         The Company has incurred significant net losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems, and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company has incurred net losses since inception and has incurred net losses of $8.2 million, $0.5 million and $2.7 million during the fiscal years ended June 30, 1999, 1998 and 1997, respectively (which amounts for fiscal years ended June 30, 1999, 1998 and 1997 include net losses of $2.1 million, $1.7 million and $1.5 million, respectively for NetSat Express' satellite-delivered data communication services business) and will incur further losses as it attempts to expand its businesses. The Company's ability to expand its ground segment systems, and networks, and enterprise service solutions business and satellite-delivered data communication services business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or report quarterly or annual positive operating or net income. As of June 30, 1999, the Company had an accumulated deficit of $14.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INHERENT RISK OF INTERNATIONAL OPERATIONS

         For the fiscal year ended June 30, 1999, 44% of the Company's revenues are derived from sales to customers outside the United States. The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, the decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, Russia and other international currencies, has adversely affected and may continue to adversely affect the demand for the Company's ground segment systems, and networks, and enterprise network service solutions business and satellite-delivered data communication services business by increasing the price of the Company's products and services in the currency of the countries in which they are sold. The economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, as well as the economic and monetary declines in Russia, has resulted in a decreased demand in such countries and other foreign regions for capital equipment such as the ground segment systems, and networks, and enterprise network service solutions supplied by the Company and NetSat Express' satellite-delivered data communications services. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these and other foreign regions have adversely effected the Company's results of operations for the fiscal year ended June 30,1999 and the Company expects that these negative trends will continue to adversely impact it. Additional risks inherent to the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems, and networks, and enterprise network service solutions, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

QUARTERLY FLUCTUATIONS

         The Company may continue to experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including the timing of the initiation and completion of contracts, delays in the booking of new contracts, the demand for the Company's ground segment systems, and networks, and enterprise network service solutions and NetSat Express' satellite-delivered data communications, the introduction of new or enhanced products and services by the Company or NetSat Express or their competitors, market acceptance of new products and services, the mix of revenues between custom-built satellite communications systems and networks designed for its customers and standard installations provided to its customers, the growth of demand for Internet infrastructure-based products and services in developing countries, the timing of significant marketing programs, the extent and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions in the U.S. and abroad, such as the difficult economic conditions and currency devaluations in the Pacific Rim region, Russia and other international markets which have adversely impacted, and may continue to, adversely impact the Company's quarterly results. See "Inherent Risk of International Operations". Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

INTENSE COMPETITION; LIMITED BARRIERS TO ENTRY

         The markets for both ground segment systems, and networks, and enterprise network service solutions business and satellite-delivered data communication services business are highly competitive. Many of the Company's competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, such competitors may be able to develop and expand their products and services more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. In addition, there are limited barriers to entry in the Company's markets and certain of the Company's strategic suppliers and customers have technologies and capabilities in the Company's product areas and could choose to compete with the Company or to replace the Company's products or services with their own. The entry of new competitors, the decision by a strategic ally to compete with the Company or the decision by a customer to develop and employ in-house capability to satisfy its satellite communications needs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that its cash and working capital requirements for its operating activities will continue to increase as the Company expands its operations. The Company anticipates that its capital resources are adequate to satisfy its capital requirements through June 30, 2000 at its current level of operations. However, no assurance can be given that there will be no change that would consume available resources significantly before such time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. If adequate funds are not available, the Company will be required to delay, scale back or eliminate certain of its operating activities, including without limitation, the timing and extent of its marketing programs, the extent and timing of hiring additional personnel and its research and development activities. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

RELIANCE ON STRATEGIC RELATIONSHIPS

         The Company is dependent on certain customers and suppliers for the development and expansion of its ground segment systems, and networks, and enterprise network service solutions business and satellite-delivered data communication services business. However, such relationships are not governed by any contract and, accordingly, neither the Company nor such customers or suppliers are obligated to maintain such strategic relationships. There can be no assurance that the Company will be able to maintain such strategic relationships, that its strategic customers and suppliers will continue to assist the Company by developing and expanding its business and by providing research and development expertise, or that such strategic customers and suppliers will not actually compete with the Company in the future. See "Intense Competition; Limited Barriers to Entry."

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

RISK OF CUSTOMER CONCENTRATION

         The Company typically relies upon a small number of customers for a large portion of its revenues. For example, approximately 24% of the Company's revenues in fiscal 1999 were derived from sales to three customers. At June 30, 1999, $8.0 million, or approximately 12.6% of the Company's backlog was accounted for by a contract between the Company and Transworld Communications Services, Inc. The Company expects that in the near term a significant portion of its revenues will continue to be derived from a limited number of customers (the identity of whom may vary from period to period) as the Company seeks to expand its business and its customer base. The reduction, delay, or cancellation of orders from one or more of such significant customers would have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF MANAGEMENT OF RAPID GROWTH

         The Company has been significantly and rapidly expanding its operations since its inception. In order to pursue successfully the opportunities presented by the ground segment systems, and networks, and enterprise network service solutions business and satellite-delivered data communication services business, the Company will be required to continue to expand its operations. Such expansion has placed, and is expected to continue to place, a significant strain on the Company's personnel, management, and financial and other resources. In order to manage any future growth effectively, the Company will, among other things, be required to attract, train, motivate and manage a significantly larger number of employees successfully to conduct product engineering and management, product implementation, sales activity and customer support activities; manage higher working capital requirements; and improve its operating and financial systems. Any failure to manage any future growth in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF FIXED-PRICE CONTRACTS

         Virtually all of the Company's contracts for installation of ground segment systems, and networks, and enterprise network service solutions are on a fixed-price basis. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering, design and testing. Since the Company's business may at certain times be concentrated in a limited number of large contracts, a significant cost overrun on any one contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk of Customer Concentration."

EMPHASIS ON DEVELOPING MARKETS; UNCERTAIN MARKET POTENTIAL

         The Company believes a substantial portion of the growth in demand for its ground segment systems, and networks, and enterprise network service solutions business and satellite-delivered data communication services business will come from customers in developing countries. There can be no assurance that such increases in demand will occur or that prospective customers will accept such products and services in sufficient quantities or at all. The degree to which the Company is able to penetrate potential markets in developing countries will be affected in major part by the speed with which other competing elements of the communications infrastructure, such as telephone lines, other satellite-delivered solutions and fiber optic cable and television cable, are installed in the developing countries and with respect to the Company's satellite-delivered data communication services business, also on the effectiveness of the Company's local partners in such markets. The failure to have its products and services accepted in developing countries would have a material adverse effect on the Company's business, financial condition and results of operations. See "Intense Competition; Limited Barriers to Entry" and "Reliance on Strategic Relationships."

RAPID INDUSTRY CHANGE; TECHNOLOGICAL OBSOLESCENCE

         The telecommunications industry, including the ground segment systems, and networks, and enterprise network service solutions business and satellite-delivered data communication services business, is characterized by rapid and continuous technological change. Future technological advances in the telecommunications industry may result in the availability of new products or services that could compete with the satellite ground segment products and services and satellite-delivered data communications services provided by the Company or render the Company's products and services obsolete. There can be no assurance that the Company will be successful in developing and introducing new products and services that meet changing customer needs or in responding to technological changes or evolving industry standards in a timely manner, if at all, or that services or technologies developed by others will not render the Company's products or services noncompetitive. Any failure by the Company to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technology or products that render the Company's products and services noncompetitive or obsolete would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is in the process of assessing the anticipated costs, problems and uncertainties associated with Year 2000 issues. The Company has initiated a Year 2000 Compliance Plan which includes information technology ("IT") and non-IT systems requiring or which may require modification or conversion, and supplier, facilities and other operations (such as financial and banking systems) readiness. The Company has substantially completed reviews of each of the above areas including identification and assessment of potential Year 2000 issues, identification and contact with key suppliers or institutions based on their relative risks associated with product integrity and continued product deliveries and service. Until such reviews are complete, the Company will not be able to completely evaluate whether its IT and non-IT systems will need to be modified or replaced. The Company has incurred only nominal costs to date and estimates at this time that the total Year 2000 costs will not be material. The Company is continuing its assessment which may necessitate refinement of its estimate over time. There can be no assurance, however, that costs associated with the Company's Year 2000 Compliance Plan will not be higher than anticipated which could have a material adverse effect on the Company's business, results of operations and financial condition.

         In association with the Company's Year 2000 Compliance Plan, the Company is currently developing contingency plans for certain critical applications. These contingency plans may include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. There can be no assurance such contingency plans, once developed, will be adequate.

                  Since the Company's Year 2000 Compliance Plan is ongoing, all potential Year 2000 issues have not yet been identified. Therefore the potential impact of these issues on the Company's financial condition and results of operations can not be determined at this time. If IT and non-IT systems used by the Company or its suppliers, the product integrity of products provided to the Company by its suppliers, or the software applications or hardware used in systems integrated and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected. In addition, there can be no assurance that equipment operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Furthermore, if the Company's ground segment systems, and networks, and enterprise network service solutions and satellite-delivered data communication services were unable to be used by the Company's customers because of Year 2000 compliance problems, there can be no assurance that the Company's customers will not commence litigation against the Company for such systems and networks failure. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

RISK OF FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS

         The Company is subject to various federal laws and regulations, which may have negative effects on the Company. The Company operates earth stations in Hauppauge, New York, subject to FCC Rules and Regulations. The Company has obtained certain licenses from the FCC for both domestic and international operation of its earth stations and must operate it in compliance with FCC Rules and Regulations for the terms of the licenses. These licenses generally should be renewed by the FCC so long as the Company is in compliance with the FCC Rules and Regulations. The Company cannot offer assurances that any necessary additional licenses will be granted by the FCC.

         Generally, non-U.S. citizens or their representatives, foreign governments, or corporations otherwise subject to control by non-U.S. citizens may not directly own more than 20% of a licensee or may not indirectly own more than 25% of a licensee, through a parent corporation or other controlling entity, under the FCC Rules and Regulations. The FCC may grant waivers of its foreign ownership policy to allow for increased indirect investment in a licensee by an entity based in a World Trade Organization ("WTO") member country. For an entity based in a non-WTO member country, the FCC will allow increased indirect investment only if a licensee can show that the non-WTO member country allows "effective competitive opportunities" for U.S. based entities. Failure to comply with these policies may result in an order to divest the offending alien ownership, fines, denial of license renewal, and or license revocation proceedings against the licensee by the FCC. The Company has no knowledge of any present foreign ownership which would result in a violation of the FCC Rules and Regulations. The Company may, in the future, be required to seek a waiver of the FCC Rules and Regulations regarding foreign ownership, if such ownership exceeds the aforementioned benchmarks.

         Regulatory schemes in countries in which the Company may seek to provide its satellite-delivered data communications services may impose impediments on the Company's operations. Certain countries in which the Company intends to operate have telecommunications laws and regulations that do not currently contemplate technical advances in broadcast technology such as Internet/Intranet transmission by satellite. There can be no assurance that the present regulatory environment in any such country will not be changed in a manner, which may have a material adverse impact on the Company's business. The Company or its local partners typically must obtain authorization for each country in which the Company provides its satellite-delivered data communications services. Although the Company believes that it or its local partners will be able to obtain the requisite licenses and approvals from the countries in which the Company intends to provide service, the regulatory schemes in each country are different and thus there may be instances of noncompliance of which the Company is not aware. Although the Company believes these regulatory schemes will not prevent the Company from pursuing its business plan, there can be no assurance such licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which the Company wishes to offer its services or that restrictions applicable thereto will not be unduly burdensome.

         The Company's Internet operations (other than the operation of a teleport) are not currently subject to direct government regulation in most countries, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues such as user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. For example, the Child Online Protection Act, enacted in the United States in 1998, imposes civil and criminal penalties on Internet content providers who fail to restrict minor's access to material that is deemed "harmful" to them. However, this act is currently enjoined and its constitutionality is being adjudicated. It is anticipated that a substantial portion of the Company's Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States. To the extent that the Company provides content as a part of its Internet services, it will be subject to any such laws regulating content. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's Internet services or increase the Company's cost of doing business or in some other manner have a material adverse effect on the Company's business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's services, could increase the Company's cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on the Company's business, financial condition and results of operations.

         The sale of the Company's ground segment systems, and networks, and enterprise network service solutions outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect the Company's competitive position. In addition, in order to ship the Company's products into certain other countries, the products must satisfy the technical requirements of that particular country. If the Company were unable to comply with such requirements with respect to a significant quantity of the Company's products, the Company's sales in Europe could be restricted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends to a significant extent on its executive officers and certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains term life insurance in the amount of $1.0 million on David E. Hershberg, the Chairman and Chief Executive Officer of the Company and term life insurance in the amount of $0.5 million for each of Messrs. Miller, Woodring, Yablonski and Melfi, all of whom are officers of the Company. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably.

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

         The Company currently has two patents in the United States, a patent pending in the United States and a PCT application, corresponding to one of the United States patents, is pending in a number of foreign jurisdictions. The Company also intends to seek further patents on its technology, if appropriate. There can be no assurance that patents will issue from any of the Company's pending or any future applications or that any claims allowed from such applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

         The Company has filed applications for trademark registration of Globecomm Systems Inc. in the United States and various other countries, has received a trademark for NetSat Express in the United States, and has filed applications for trademark registration of NetSat Express in various other countries. The Company intends to seek registration of other trademarks in the future.There can be no assurance that registrations will be granted from any of the Company's pending or future applications, or that any registrations that are granted to the Company will prevent others from using similar trademarks in connection with related goods and services.

RISK OF CONCENTRATED OWNERSHIP

         As of September 24, 1999, the Company's officers and directors, and their affiliates beneficially own approximately 2.3 million shares, constituting approximately 23% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

              The Company's objective to managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, the Company utilizes foreign currency forward contracts to hedge its exposure on firm commitments denominated in foreign currency. As of June 30, 1999, the Company had no such foreign currency forward contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 14(a) of Part IV of the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


         Report of Independent Auditors.................................................................. F-1
         Consolidated Balance Sheets as of June 30, 1999 and 1998........................................ F-2
         Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997.......... F-3
         Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30,
           1999, 1998 and 1997........................................................................... F-4
         Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997.......... F-5
         Notes to Consolidated Financial Statements...................................................... F-6

    (2) INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        Schedule II -- Valuation and Qualifying Accounts................................................. S-1

        All other schedules for which provision is made in the applicable accounting regulation from the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)EXHIBITS

Exhibit No.

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

10.14    1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         99.8 of the S-8 of the S-8 Registration Statement)

10.15 Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Company's Current Report on Form 8-K dated December 3, 1998)

10.16 Common Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation.

10.17 Series A Preferred Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and George Soros.

21.1     Subsidiary of the Registrant (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

27       Financial Data Schedule (filed herewith).


* Confidential treatment granted for portions of this agreement.


(B) REPORTS ON FORM 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf of the undersigned, thereunto duly authorized.

GLOBECOMM SYSTEMS INC.

                                                                                                   Date
                                                                                                   ----

By:  /s/ David E. Hershberg                                                                        9/28/99
   -------------------------------------------------------                                         -------
      David E. Hershberg, Chairman of the Board and
      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                                   Date

By:   /s/ David E. Hershberg                                                                       9/28/99
   -------------------------------------------------------                                         -------
      David E. Hershberg, Chairman of the Board and
      Chief Executive Officer (Principal Executive Officer)


By:   /s/ Andrew C. Melfi                                                                          9/28/99
   -------------------------------------------------------                                         -------
      Andrew C. Melfi, Vice President and Chief Financial Officer (Principal Financial
      and Accounting Officer)

By: /s/ Kenneth A. Miller
   -------------------------------------------------------                                         -------
      Kenneth A. Miller, President and Director                                                    9/28/99


By: /s/ Donald G. Woodring                                                                         9/28/99
   -------------------------------------------------------                                         -------
      Donald G. Woodring, Vice President and Director


By: /s/ Stephen C. Yablonski                                                                       9/28/99
   -------------------------------------------------------                                         -------
      Stephen C. Yablonski, Vice President and Director


By: /s/ Herman Fialkov                                                                             9/28/99
   -------------------------------------------------------                                         -------
      Herman Fialkov, Director


By: /s/ Shelley A. Harrison                                                                        9/28/99
   -------------------------------------------------------                                         -------
      Shelley A. Harrison, Director

By: /s/ Benjamin Duhov                                            9/28/99
   -------------------------------------------------------        -------
      Benjamin Duhov, Director


By: /s/ C.J. Waylan                                               9/28/99
   -------------------------------------------------------        -------
      C.J. Waylan, Director


By: /s/ A. Robert Towbin                                          9/28/99
   -------------------------------------------------------        -------
      A. Robert Towbin, Director

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Globecomm Systems Inc.

         We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. at June 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /S/ ERNST & YOUNG LLP

Melville, New York
August 24, 1999, except for the last paragraph of
  Note 16. Subsequent Events, as to which the date is September 14, 1999

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30, 1999    JUNE 30, 1998
                                                                                          -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $ 11,944         $ 21,342
  Restricted cash.........................................................................     3,486            4,416
  Accounts receivable, net................................................................    18,147           18,017
  Inventories, net........................................................................     6,419            1,656
  Prepaid expenses and other current assets...............................................     1,207              635
                                                                                            -----------------------------
Total current assets......................................................................    41,203           46,066

Fixed assets, net.........................................................................    12,684           10,165
Investments...............................................................................     2,961            2,093
Other assets, net of accumulated amortization of $197 in 1999 and $100 in 1998............     1,162              295
                                                                                            -----------------------------

Total assets..............................................................................  $ 58,010         $ 58,619
                                                                                            =============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $ 18,749         $ 13,042
  Deferred revenue........................................................................       299              103
  Accrued payroll and related fringe benefits.............................................       859              632
  Accrued commissions.....................................................................        72              216
  Other accrued expenses..................................................................     1,774              594
  Capital lease obligations...............................................................         -               18
                                                                                            -----------------------------

Total current liabilities.................................................................    21,753           14,605

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares authorized:
   Class A Convertible, shares authorized, issued and outstanding: none in
       1999 and 1998......................................................................         -                -
   Class B Convertible, shares authorized, issued and outstanding: none in
       1999 and 1998......................................................................         -                -
   Series A Junior Participating, shares authorized, issued and outstanding:  none in
       1999 and 1998......................................................................         -                -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued: 9,365,489 in
   1999 and 9,165,908 in 1998.............................................................         9                9
  Additional paid-in capital..............................................................    52,061           50,530
  Accumulated deficit.....................................................................   (14,717)          (6,525)
  Deferred compensation...................................................................      (293)               -
  Treasury stock, at cost, 139,638 shares in 1999 and none in 1998........................      (803)               -
                                                                                            ------------------------------
Total stockholders' equity................................................................    36,257           44,014
                                                                                            ------------------------------
Total liabilities and stockholders' equity................................................  $ 58,010         $ 58,619
                                                                                            ==============================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   YEARS ENDED
                                                                               ----------------------------------------------------
                                                                                     JUNE 30,         JUNE 30,         JUNE 30,
                                                                                       1999             1998             1997
                                                                               ----------------------------------------------------
Revenues....................................................................       $  49,058        $  58,105        $  36,220
Costs of revenues...........................................................          43,516           49,532           32,060
                                                                               ----------------------------------------------------
Gross profit................................................................           5,542            8,573            4,160
                                                                               ----------------------------------------------------
Operating expenses:
  Network operations........................................................             514                -                -
  Selling and marketing.....................................................           5,183            4,187            3,282
  Research and development..................................................           1,325            1,188              649
  General and administrative................................................           6,040            5,010            3,449
  Terminated acquisition costs..............................................             972                -                -
  Write-down of investments.................................................             679                -                -
                                                                               ----------------------------------------------------
Total operating expenses....................................................          14,713           10,385            7,380
                                                                               ----------------------------------------------------
Loss from operations........................................................          (9,171)          (1,812)          (3,220)
Interest income, net of interest expense of  $1, $5 and $22 in 1999,
  1998 and 1997, respectively...............................................             979            1,266              276
                                                                               ----------------------------------------------------
Loss before minority interests in operations of consolidated
   subsidiary...............................................................          (8,192)            (546)          (2,944)
Minority interests in operations of consolidated subsidiary.................               -                -              275
                                                                               ----------------------------------------------------
Net loss....................................................................       $  (8,192)       $    (546)       $  (2,669)
                                                                               ====================================================
Basic and diluted net loss per common share.................................       $   (0.90)       $   (0.06)
                                                                               ===================================
Shares used in the calculation of basic and diluted net loss per common
   share....................................................................           9,109            8,553
                                                                               ===================================
Pro forma basic and diluted net loss per common share (unaudited)...........                                         $   (0.44)
                                                                                                                  =================
Shares used in the calculation of pro forma basic and diluted net loss
   per common share (unaudited).............................................                                             6,086
                                                                                                                  =================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED JUNE 30, 1997, JUNE 30, 1998 AND JUNE 30, 1999
                                 (IN THOUSANDS)

                                 CONVERTIBLE PREFERRED STOCK
                                -----------------------------
                                    CLASS A        CLASS B      COMMON STOCK   ADDITIONAL
                                -----------------------------  --------------   PAID-IN   ACCUMULATED
                                SHARES  AMOUNT SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL     DEFICIT
                                -----------------------------------------------------------------------
Balance at June 30, 1996....     156    $  -      -    $   -   3,769    $  4   $  9,036    $(3,310)
Sale of convertible preferred
  stock to investors, net of
  issuance costs of $2,623;
  paid in cash of $1,135 and
  53 shares of stock........                    485        1                     10,964
Sale of convertible preferred
  stock to investor.........      16       -                                        257
Exercise of warrants........                                     107       -        563
Sale of convertible preferred
  stock to investor.........                     30        -                        824
Issuance of common stock in
  exchange for minority shares
  in subsidiary.............                                      30       -        243
Options granted to employees
  and directors.............                                                         83
Net loss....................                                                                (2,669)
                                -----------------------------------------------------------------------
Balance at June 30, 1997....     172       -    515        1   3,906       4     21,970     (5,979)
Conversion of convertible
   preferred stock into common
   stock....................    (172)      -   (515)      (1)  1,958       2         (1)
Proceeds from initial public
  offering, net of issuance
  costs of $3,721...........                                   3,163       3     27,901
Proceeds from exercise of
  stock options.............                                     132       -        534
Proceeds from exercise of
  warrants..................                                       7       -         55
Options granted to employees
  and directors.............                                                         71
Net loss....................                                                                  (546)
                                -----------------------------------------------------------------------
Balance at June 30, 1998....       -       -       -       -   9,166       9     50,530     (6,525)
Issuance of common stock in
  exchange for minority shares
  in subsidiary.............                                      43       -        250
Issuance of common stock  in
  connection with
  acquisition  .............                                      50       -        406
Proceeds from exercise of
  stock options ............                                      39       -        148
Exercise of stock options in
  exchange for shares of
  common stock..............                                      49       -        258
Issuance of common stock in
  connection with  employee
  stock purchase plan.......                                      18       -         94
Purchases of treasury stock.
Options granted to employees
  and directors.............                                                         75
Grant of employee stock
  options...................                                                        300
Amortization of deferred
  compensation..............
Net loss....................                                                                (8,192)
                                -----------------------------------------------------------------------
Balance at June 30, 1999....       - $     -       -  $    -   9,365  $    9   $ 52,061   $(14,717)
                                =======================================================================








                                             TREASURY STOCK     TOTAL
                                 DEFERRED    --------------  STOCKHOLDERS'
                               COMPENSATION  SHARES   AMOUNT    EQUITY
                               ------------------------------------------
Balance at June 30, 1996....       $ -          -     $  -   $ 5,730
Sale of convertible preferred
  stock to investors, net of
  issuance costs of $2,623;
  paid in cash of $1,135 and
  53 shares of stock........                                  10,965
Sale of convertible preferred
  stock to investor.........                                     257
Exercise of warrants........                                     563
Sale of convertible preferred
  stock to investor.........                                     824
Issuance of common stock in
  exchange for minority shares
  in subsidiary.............                                     243
Options granted to employees
  and directors.............                                      83
Net loss....................                                  (2,669)
                               ------------------------------------------
Balance at June 30, 1997....         -          -        -    15,996
Conversion of convertible
   preferred stock into common
   stock....................                                       -
Proceeds from initial public
  offering, net of issuance
  costs of $3,721...........                                  27,904
Proceeds from exercise of
  stock options.............                                     534
Proceeds from exercise of
  warrants..................                                      55
Options granted to employees
  and directors.............                                      71
Net loss....................                                    (546)
                               ------------------------------------------
Balance at June 30, 1998....         -          -        -    44,014
Issuance of common stock in
  exchange for minority shares
  in subsidiary.............                                     250
Issuance of common stock  in
  connection with
  acquisition  .............                                     406
Proceeds from exercise of
  stock options ............                                     148
Exercise of stock options in
  exchange for shares of
  common stock..............                   26     (258)        -
Issuance of common stock in
  connection with  employee
  stock purchase plan.......                                      94
Purchases of treasury stock.                  114     (545)     (545)
Options granted to employees
  and directors.............                                      75
Grant of employee stock
  options...................         (300)                         -
Amortization of deferred
  compensation..............            7                          7
Net loss....................                                  (8,192)
                               ------------------------------------------
Balance at June 30, 1999....        $(293)     140   $ (803) $36,257
                               ==========================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEARS ENDED
                                                                         -----------------------------------------------------------
                                                                                  JUNE 30,             JUNE 30,           JUNE 30,
                                                                                    1999                 1998               1997
                                                                         -----------------------------------------------------------
OPERATING ACTIVITIES:
Net loss...............................................................          $ (8,192)            $   (546)          $ (2,669)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization........................................             1,267                  716                362
  Stock compensation expense...........................................                82                   71                 83
  Provision for doubtful accounts.....................................                100                   40                  -
  Loss on disposal of fixed assets.....................................               129                    -                  -
  Write-down of investments............................................               679                    -                  -
  Minority interests in operations of consolidated subsidiary..........                 -                    -               (275)
  Changes in operating assets and liabilities:
      Accounts receivable..............................................              (230)              (3,707)           (12,351)
      Inventories, net.................................................            (4,763)                 664               (943)
      Prepaid expenses and other current assets........................              (572)                (328)               (73)
      Other assets.....................................................               (74)                  68                 (1)
      Accounts payable.................................................             5,707               (3,047)            13,322
      Deferred revenue.................................................               196                   76                 27
      Accrued payroll and related fringe benefits......................               227                  194                221
      Accrued commissions and other accrued expenses...................             1,036                  121                339
                                                                         -----------------------------------------------------------
Net cash used in operating activities..................................            (4,408)              (5,678)            (1,958)
                                                                         -----------------------------------------------------------
INVESTING ACTIVITIES:
Purchases of investments...............................................            (1,547)                (785)            (1,069)
Purchases of fixed assets..............................................            (3,818)              (3,678)            (6,765)
Payment of organization costs..........................................                 -                    -                (81)
Restricted cash........................................................               930               (2,879)              (306)
                                                                         -----------------------------------------------------------
Net cash used in investing activities..................................            (4,435)              (7,342)            (8,221)
                                                                         -----------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from sales of common stock, net...............................                94               28,665                  -
Proceeds from sales of preferred stock, net............................                 -                    -             12,046
Proceeds from exercise of warrants.....................................                 -                   55                563
Proceeds from exercise of stock options................................               148                  534                  -
Purchases of treasury stock............................................              (545)                   -                  -
Investment from minority stockholders..................................                 -                    -                275
Repayment of loan to stockholder.......................................                 -                    -                150
Repayment of loans payable to stockholder..............................                 -                    -               (315)
Payment of deferred offering costs.....................................              (234)                   -               (761)
Payments under capital leases..........................................               (18)                 (56)               (50)
                                                                         -----------------------------------------------------------
Net cash (used in) provided by financing activities....................              (555)              29,198             11,908
                                                                         -----------------------------------------------------------
Net (decrease) increase in cash and cash equivalents...................            (9,398)              16,178              1,729
Cash and cash equivalents at beginning of year.........................            21,342                5,164              3,435
                                                                         -----------------------------------------------------------
Cash and cash equivalents at end of year...............................         $  11,944             $ 21,342           $  5,164
                                                                         ===========================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.................................................         $       1             $      5           $     51
                                                                         ===========================================================


                             See accompanying notes

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         Globecomm Systems Inc. (the "Company") was incorporated in the State of Delaware on August 17, 1994. The Company designs, assembles and installs satellite ground segment systems and networks which support a wide range of satellite communications applications including fixed, mobile and direct broadcast services as well as certain military applications. During fiscal
1997, the Company established a subsidiary, NetSat Express, Inc. ("NetSat Express"), to develop service revenues by providing high-speed, satellite-delivered data communications to developing markets world wide. In addition, the Company offers enterprise service solutions which are typically comprised of ground segment systems and networks in combination with terrestrial and space segment services to provide end-to-end service solutions.

         On July 18, 1997, the Board of Directors authorized and, on August 5, 1997, the stockholders approved a 2.85-for-one stock split of the outstanding shares of common stock, and amended and restated the Company's certificate of incorporation increasing the number of authorized shares of common stock to 22,000,000 and preferred stock to 3,000,000, and changed the par value of its common and preferred stock to $.001. All common stock, stock options and warrant data has been restated to reflect the stock split.

         The Company has incurred operating losses since its inception and had an accumulated deficit at June 30, 1999 of approximately $14,717,000. Such losses have resulted principally from general and administrative and selling and marketing expenses associated with the Company's operations. The Company expects that its cash and working capital requirements will continue to increase as the Company expands its operations. Management believes that its existing capital resources will be sufficient to meet its working capital needs through June 30, 2000 (see Note 16).

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, NetSat Express. All significant intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

         NetSat Express revenues are derived primarily from Internet access service fees and sales of hardware and equipment. Service revenue from Internet access is recognized ratably over the period services are provided. Sales of hardware and equipment are recognized upon shipment. Payments received in advance of providing Internet access service are deferred until the period such services are provided and are presented as deferred revenue in the accompanying consolidated balance sheets.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF REVENUES

         In addition to contract costs, cost of revenues relating to Internet access service fees consist primarily of satellite space segment charges and Internet connectivity fees. Cost of revenues associated with hardware and equipment sales consist primarily of the purchase of the related products.

NETWORK OPERATIONS

         Network operations expense consist primarily of costs associated with the operation of the Network Operation Center (the "NOC"), including teleport services and maintaining a twenty-four hour a day, seven-day a week staff to monitor the operations of the NOC.

RESEARCH AND DEVELOPMENT

         Research and development expenditures are expensed as incurred.

INVENTORIES

         Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value, less customer progress payments.

CASH EQUIVALENTS

         The Company classifies all highly liquid financial instruments with a maturity of three months or less when purchased as cash equivalents.

FIXED ASSETS

         Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to twenty-five years. Amortization of assets held under capital leases is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful lives of the improvement.

INCOME TAXES

         Income taxes are provided using the liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to the difference between the carrying amount of the assets and liabilities for financial statement and income tax purposes, as determined under the enacted tax laws and rates that will be in effect when the differences are expected to reverse.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items.

STOCK-BASED COMPENSATION

         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based-Compensation" ("Statement 123").

GOODWILL

         Goodwill represents excess of the purchase price over the fair value of net assets acquired. Amortization expense relating to goodwill is amortized on a straight-line basis over periods ranging from five to ten years. Such amounts are included in other assets in the accompanying consolidated balance sheets.

LONG-LIVED ASSETS

         When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

         The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT DISCLOSURES

         Effective June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 supersedes Statement of Financial Accounting Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.

         Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in two business segments, its Ground Segment Systems and Networks Segment, through Globecomm Systems Inc. and its Data Communications Services Segment, through NetSat Express (see Note 13).

RECLASSIFICATIONS

         Certain balances in the prior years have been reclassified to conform to the current year presentation.

3. INVENTORY

Inventory consists of the following:

                                       JUNE 30, 1999        JUNE 30, 1998
                                     -----------------------------------------
                                                    (IN THOUSANDS)

Raw materials and component parts....    $       87        $       78
Work-in-progress.....................         9,975             3,576
                                       ---------------------------------
                                             10,062             3,654

Less progress payments...............         3,643             1,998
                                       ---------------------------------

                                         $    6,419        $    1,656
                                       =================================

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


4. FIXED ASSETS

Fixed assets consist of the following:

                                                    JUNE 30, 1999    JUNE 30, 1998
                                                    ------------------------------
                                                           (IN THOUSANDS)
Land...............................................   $ 1,750          $ 1,750
Building and improvements..........................     5,309            5,261
Computer equipment.................................     1,410            1,437
Machinery and equipment............................     2,469              844
Network Operations Center..........................       749              565
Satellite earth station equipment..................       630              148
Furniture and fixtures.............................       987              933
Leasehold improvements.............................        29               29
Equipment under capital leases.....................       159              159
Construction-in-progress...........................     1,481              158
                                                    -----------------------------
                                                       14,973           11,284
Less accumulated depreciation and amortization.....     2,289            1,119
                                                    -----------------------------
                                                      $12,684          $10,165
                                                    =============================


5. INVESTMENTS

Investments consist of the following:

                                                    JUNE 30, 1999    JUNE 30, 1998
                                                    ------------------------------
                                                           (IN THOUSANDS)
Shiron Satellite Communications (1996), Ltd.
     ("Shiron") (a)................................   $   285          $  285
Euro Broadcasting Corporation
     ("Euro") (b)..................................        -              440
Newpoint Technologies, Inc.
     ("Newpoint Technologies") (c).................       950             950
Armer Communications Engineering Services, Inc.
     ("Armer") (d).................................       200             200
Joint Communications Technology Corp.
     ("JCTC") (e)..................................         -             214
McKibben Communications, LLC
     ("McKibben") (f)..............................     1,522               -
Other..............................................         4               4
                                                    -----------------------------
                                                      $ 2,961          $2,093
                                                    =============================


(a) On February 12, 1996, the Company purchased 10% of the common stock of Shiron, an Israeli company, for $150,000 and, during October 1996, exercised an option to purchase an additional 9% for $135,000. The Company has an option to purchase up to a total of a 20% interest of Shiron in accordance with the terms

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5. INVESTMENTS (CONTINUED)

         of the purchase agreement. As of June 30, 1999, the Company's interest in Shiron was diluted to 8.91%.

(b) During August 1996, the Company purchased 19% of the common stock of Euro, a Delaware corporation, for $240,000 with a one-year option to purchase an additional 10% at a price ranging from $125,000 to $200,000 depending upon the exercise date. During August 1997, the Company exercised its option to purchase an additional 10% for $200,000. During December 1998, the Company purchased an additional 100,000 shares of Euro's common stock for $25,000. During June 1999, the Company's management evaluated this investment and believed it would be appropriate to write-down this investment to zero and recorded a charge to operations of approximately $465,000.

(c) On August 30, 1996, the Company purchased 5% of the common stock of Newpoint Technologies, a New Hampshire corporation, for approximately $400,000. In May 1997, the Company purchased an additional 1.6% for $150,000. In August and September 1997, the Company purchased additional common stock of Newpoint Technologies for $400,000. As of June 30, 1999, the Company's interest in Newpoint Technologies has been diluted to 10.3%.

(d) On November 18, 1996, the Company purchased 15% of the common stock of Armer, an Arizona corporation, for $150,000 and in March 1997, purchased an additional 2% for $50,000.

(e) On January 13, 1998, the Company purchased 6.7% of the common stock of JCTC, a New Jersey corporation, for approximately $214,000. The Company has a two-year option to purchase an additional 6.7% for $200,000. In addition, the Company has an additional option to purchase up to a total of 20% interest in JCTC provided the Company has purchased the first option. The price of the second option will be the then current market price or the last price for which JCTC's common stock has been sold. During June 1999, the Company's management evaluated this investment and believed it would be appropriate to write-down this investment to zero and recorded a charge to operations of approximately $214,000.

(f) On August 20, 1998, the Company purchased 18.75% of the future profits, losses and equity (subject to certain liquidation and income preferences) of McKibben, a California limited liability corporation, for $1.5 million. The Company has a two-year option to purchase up to an additional 11.25% for $1.5 million and has an anti-dilution provision. Furthermore, the Company has an "Absolute Option", whereby it has the right to buy up to 20% of the equity of McKibben at any time prior to the sale of substantially all of the assets or an Initial Public offering of McKibben.

         The above investments have been accounted for at cost since the Company does not have the ability to exercise significant influence over operating and financial policies of the investees.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6. TERMINATED ACQUISITION COSTS

         During the year ended June 30, 1999, the Company incurred certain costs in connection with an attempt to acquire another company. During the first quarter of fiscal 1999, the Company terminated this proposed acquisition and as a result incurred costs of approximately $972,000 representing legal, accounting and other acquisition related costs which have been charged to operations.

7. COMMON STOCK

ISSUANCE OF COMMON STOCK IN CONNECTION WITH ACQUISITION

         On May 25, 1999, the Company acquired the business of Global-Net, Inc. ("Global-Net"), a wireless local loop telephone network solutions business, located in New York, in exchange for 50,000 shares of the Company's common stock with a fair market value of $8.125 per share on the date of acquisition. The purchase agreement provides for additional consideration to be paid by the Company if certain revenue goals are met during the fifteen months subsequent to the acquisition date. Had this acquisition been consummated as of July 1, 1997, the unaudited pro forma revenues and results of operations would not have been considered material for the years ended June 30, 1999 and 1998. The purchase price of approximately $406,000 has been allocated to goodwill and is being amortized over five-years.

SALES OF COMMON STOCK

         During March 1999, a minority shareholder in NetSat Express agreed to exchange 840,000 shares of convertible preferred stock (representing approximately 14%) of NetSat Express for 42,553 shares in the Company. The shares in the Company were valued at $5.875 per share at the date of the agreement. Accordingly, the Company recorded goodwill of approximately $250,000 in connection with this transaction, which is being amortized over five-years. During May 1999, the Company exercised its right to convert its 840,000 shares of convertible preferred stock into 840,000 shares of common stock of NetSat Express.

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

         During November 1996, a minority shareholder in NetSat Express agreed to exchange 19,000 shares (representing approximately 2%) of NetSat Express for approximately 30,000 shares in the Company. The shares in the Company were valued at $8.07 per share at the date of the agreement. Accordingly, the Company recorded goodwill of approximately $243,000, which is being amortized over ten-years.

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


7. COMMON STOCK (CONTINUED)

STOCK ISSUED TO CONSULTANTS

         During November 1996, the Company issued a ten-year warrant to five consultants for future services to purchase an aggregate of approximately 64,000 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. During the year ended June 30, 1998, warrants to purchase 6,700 shares of common stock were exercised. No warrants were exercised during the year ended June 30, 1999.

ISSUANCE OF COMMON STOCK AS COMMISSION

         In November 1995, the Company issued approximately 37,000 shares of its common stock to an investor, or 1% of the then outstanding share capital. This issuance resulted in approximately $174,000 of commission expense based on the fair market value of the shares at the date of issuance, which was also the date of the agreement. Such amount was included in selling and marketing expense in the accompanying consolidated statement of operations during the year ended June 30, 1997, the period in which the related revenue was recognized.

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


TREASURY STOCK

         On September 1, 1998, the Company's Board of Directors authorized the repurchase of up to $2.0 million of the Company's outstanding common stock. The repurchase program allows for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and the manner of purchase are at the discretion of the Company's management subject to compliance with the applicable securities laws. During the year ended June 30, 1999, the Company repurchased approximately 114,000 shares of the Company's common stock under the repurchase program for an aggregate purchase price of approximately $545,000.

         During June 1999, an employee of the Company surrendered approximately 26,000 shares of the Company's common stock, with the fair market value at time of surrender of $10.125 per share, in exchange for the exercise of approximately 49,000 stock options with exercise prices ranging from $4.68 to $8.07. Accordingly, the Company recorded approximately 26,000 shares in treasury stock, which amounted to approximately $258,000, and issued approximately 49,000 shares of the Company's common stock to the employee.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


8. CONVERTIBLE PREFERRED STOCK

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

9. STOCK OPTION AND STOCK PURCHASE PLANS

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

         On September 23, 1998, the Company's Board of Directors approved an increase of 181,335 shares to the 1997 Plan. At June 30, 1999, the remaining shares available for grant under the 1997 Plan was 234,248.

         On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan ("1999 Plan"). Pursuant to the 1999 Plan, 400,000 shares of the Company's common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire a propriety interest in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. During the year ended June 30, 1999, the Company issued 18,529 shares of its common stock to participating employees in connection with the 1999 Plan.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


9. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

EMPLOYEE PLAN

         The following table summarizes activity in employee stock options (in thousands, except per share amounts):

                                   YEAR ENDED                   YEAR ENDED                     YEAR ENDED
                                  JUNE 30, 1999                JUNE 30, 1998                  JUNE 30, 1997
                            -----------------------------------------------------------------------------------------
                                            WEIGHTED-                     WEIGHTED-                       WEIGHTED-
                              SHARES        AVERAGE        SHARES         AVERAGE         SHARES           AVERAGE
                              UNDER         EXERCISE       UNDER          EXERCISE        UNDER           EXERCISE
                              OPTION          PRICE        OPTION          PRICE          OPTION            PRICE
                            -----------------------------------------------------------------------------------------
Balance, beginning of year.    1,667         $  7.22        1,546         $   6.19           820           $  4.46
Grants.....................      305         $  7.54          206         $  13.98           733           $  8.15
Exercised..................     (60)         $  5.09         (75)         $   4.42             -           $     -
Canceled...................      (6)         $ 10.64         (10)         $   7.84            (7)          $  7.39
                            ---------        -------       -------        --------        ------           -------
Balance, end of year.......    1,906         $  7.32        1,667         $   7.22         1,546           $  6.19
                            =========        =======       =======        ========        ======           =======
Weighted-average fair
  value of options
  granted during the year.                   $  3.94                      $   7.96                         $  3.56
                                             =======                      ========                         =======

         As a result of stock options granted during the years ended June 30, 1997, 1996 and 1995, the Company recorded compensation expense of approximately $75,000, $56,000 and $43,000 during the years ended June 30, 1999, 1998 and
1997, respectively, based on the difference between the fair market value of the shares and the option exercise prices at the dates of grant. As of June 30, 1999, remaining compensation expense to be recorded through the year ended June 30, 2001 was approximately $234,000. As of June 30, 1999, approximately 941,000 employee stock options were exercisable.

DIRECTOR PLAN

         Pursuant to the Director Stock Option Plan, in June 1995, the Company granted certain outside directors options to purchase approximately 128,000 shares of the Company's common stock at $3.51 per share. As a result of these grants, the Company recorded compensation expense during the years ended June 30, 1998 and 1997, of $15,000 and $40,000, respectively, based on the fair market value of the shares at the date of grant. As of June 30, 1998, there was no additional compensation expense to be recorded relating to these grants. During January 1997, an additional outside director was granted approximately 43,000 options at $8.07 per share, the estimated fair value of such shares on the date of grant. During November 1997, an additional outside director was granted 15,000 options at $15.75 per share, the fair value of such shares on the date of grant. Approximately, 100,500 options were outstanding of which approximately 76,000 options were exercisable at June 30, 1999, and approximately 28,500 options were exercised during the year ended June 30, 1999.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


9. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

NETSAT EXPRESS' STOCK OPTION PLAN

         In May 1999, NetSat Express' Board of Directors authorized, and the stockholders subsequently approved, the 1999 Stock Incentive Plan ("1999 Incentive Plan"), which provides for the granting of 1,980,000 options to purchase shares of NetSat Express' common stock. Options granted under the 1999 Incentive Plan may be issued to either employees, consultants or non-employee directors of NetSat Express or employees of the Company. Options granted to employees generally vest annually in equal installments over a four-year period commencing on the date of grant and expire ten years from the date of grant. Options granted to directors generally vest annually in equal installments over a three-year period commencing on the date of grant and expire the earlier of ten-years from the date of grant or one-year from concluding service as director of NetSat Express.

         In connection with the adoption of the 1999 Incentive Plan, NetSat Express granted options to purchase 847,506 shares of its common stock with exercise prices ranging from $3.00 to $5.00 per share to its employees and to employees of Globecomm Systems Inc., with a weighted-average exercise price of $4.66 per share, and granted options to purchase 30,000 shares of its common stock with an exercise price of $5.00 per share to its directors at fair market value at date of grant. As of June 30, 1999, options to purchase approximately 364,000 shares of NetSat Express' common stock were exercisable.

         In connection with options to purchase 150,000 shares of common stock granted during May 1999, NetSat Express recorded deferred compensation of approximately $300,000 based on the difference between the fair market value of the common stock and the exercise prices of the options at the date of grant. Deferred compensation is being amortized over the vesting period of the options. The amount recognized as expense during the year ended June 30, 1999 was approximately $7,000.

FAIR VALUE DISCLOSURES

         Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to July 1, 1995 under the fair value method of that Statement. The fair value of the options granted under the Company's 1997 and 1999 Plans were estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 1999, 1998 and 1997: risk-free interest rate of 6.5%, volatility factor of the expected market price of the Company's common stock of .91 (1999), .51 (1998) and .40 (1997), a weighted-average expected life of the option of six-years and no dividend yields. The fair value of the options granted under the NetSat Express 1999 Incentive Plan was estimated at date of grant using the minimum value option pricing model with the following assumptions for the year ended June 30, 1999: no dividend yield, weighted-average expected life of the options of 4.25 years and a risk free interest rate of 6.0%.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options under the Black-Scholes option valuation model.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



9. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                 YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                               JUNE 30, 1999      JUNE 30, 1998      JUNE 30, 1997
                                                             ---------------------------------------------------------

Pro forma net loss (in thousands)...........................     $   (9,851)          $ (1,868)           $  (3,433)
                                                                 ==========           ========            =========
Basic and diluted pro forma net loss per common share.......     $    (1.08)          $  (0.22)           $   (0.56)
                                                                 ==========           ========            =========

The following tables summarize information about employee and director stock options outstanding at June 30, 1999 (option amounts in thousands):

                                                               WEIGHTED-
                                                                AVERAGE
         RANGE OF                                              REMAINING
         EXERCISE             OPTIONS          OPTIONS        CONTRACTUAL
          PRICES            OUTSTANDING      EXERCISABLE      LIFE (YEARS)
-----------------------------------------------------------------------------
       $3.51  -    $5.06      1,776              980              6.7
       $5.50  -    $8.09        633              284              7.6
       $9.00  -   $13.25        342               82              8.7
      $14.13  -   $18.38        134               35              8.3

=============================================================================
       $3.51  -   $18.38      2,885            1,381              7.4
=============================================================================


         The Company and NetSat Express have reserved approximately 2,942,300 shares of its common stock for issuance upon exercise of all outstanding options and warrants at June 30, 1999.

10. BASIC AND DILUTED LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED LOSS PER SHARE

         Basic loss per share for the years ended June 30, 1999 and 1998 is based on the weighted-average number of common shares outstanding during the period. Diluted loss per share for the years ended June 30, 1999 and 1998 excluded the effect of approximately 321,000 and 891,000 stock options, respectively, and approximately 23,000 warrants in 1999 and 1998, as the effect of inclusion would have been anti-dilutive as the Company reported net losses for the years ended June 30, 1999 and 1998.

         Pro forma basic loss per share for the year ended June 30, 1997 is based on the weighted-average number of shares of common stock outstanding including the conversion of the Class A and Class B Convertible Preferred Stock into common stock, which occurred upon the consummation of the Company's initial public offering. However, in accordance with Staff Accounting Bulletin 98 of the Securities and Exchange Commission, options to purchase common stock for nominal consideration have been reflected in diluted loss per share for all periods presented in a manner similar to a stock split, even if anti-dilutive. Historical losses per share have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with the initial public offering.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


11. PENSION PLAN

         The Company maintains a 401(k) plan which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 20% of their pre-tax compensation. Participant contributions up to 4% of pre-tax compensation were fully matched by the Company during the years ended June 30, 1999, 1998 and 1997. The plan also provides for discretionary contributions by the Company. The Company contributed approximately $317,000, $242,000 and $117,000 to the 401(k) plan during the years ended June 30, 1999, 1998 and 1997, respectively. There were no discretionary contributions made by the Company during the years ended June 30, 1999, 1998 and 1997.

12. INCOME TAXES

         As a result of losses incurred from inception, the Company has available net operating loss carryforwards ("NOL's") of approximately $14.1 million ($8.6 million and $5.5 million for the Company and NetSat Express, respectively) for income tax purposes which expire through 2019. However, as a result of significant ownership changes and separate company limitations it is anticipated that an annual limitation will be applied to the Company's utilization of the NOL's.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



12. INCOME TAXES (CONTINUED)

     As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to offset deferred tax assets. The components of the Company's net deferred tax assets are as follows:

                                                     JUNE 30,        JUNE 30,
                                                       1999            1998
                                                         (IN THOUSANDS)
                                                 ------------------------------
  Deferred tax liabilities:
    Projects in progress........................ $        -         $    157
    Depreciation and amortization...............        192              153
                                                 ------------------------------
  Total deferred tax liabilities                        192              310
  Deferred tax assets:
    Net operating loss carryforwards............      5,660            3,294
    Projects in progress........................        270                -
    Accruals and reserves.......................        333              116
    Write-down of investments...................        272                -
    Non-cash compensation charge................         33                -
                                                 ------------------------------
  Total deferred tax assets.....................      6,568            3,410
  Valuation allowance for deferred tax assets...      6,376            3,100
                                                 ------------------------------

  Net deferred tax assets.......................        192              310
                                                 ------------------------------
  Net deferred taxes............................ $        -          $     -
                                                 ==============================

         Approximately $455,000 of the valuation allowance, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises. For the years ended June 30, 1999, 1998 and 1997, the valuation allowance increased $3,276,000, $691,000 and $1,179,000, respectively.

13.  SEGMENT INFORMATION

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


13.  SEGMENT INFORMATION (CONTINUED)

The following is business segment information as of and for the years ended June 30, 1999, 1998 and 1997:

                                                                     YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                                      JUNE 30,       JUNE 30,         JUNE 30,
                                                                        1999           1998             1997
                                                                 -----------------------------------------------
                                                                                  (IN THOUSANDS)
 Revenues:
   Ground Segment Systems and Networks.........................  $        46,397    $   57,419     $     36,169
   Data Communications Services................................            2,661           686               51
                                                                     -------------------------------------------
 Total revenues................................................  $        49,058    $   58,105     $     36,220
                                                                 ===============================================

 Loss from operations:
   Ground Segment Systems and Networks.........................  $       (7,070)    $     (157)     $    (1,766)
   Data Communications Services................................          (2,101)        (1,655)          (1,454)
 Interest income, net..........................................             979          1,266              276
 Minority interests in operations of consolidated
   subsidiary..................................................               -              -              275
                                                                 ----------------------------------------------

 Net Loss......................................................  $       (8,192)    $     (546)     $    (2,669)
                                                                 ===============================================

                                                                   JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1997
                                                                 -----------------------------------------------
                                                                                   (IN THOUSANDS)
Assets:
  Ground Segment Systems and Networks.........................    $   62,664       $     60,894     $   34,201
  Data Communications Services................................         3,200              1,279            152
  Intercompany eliminations...................................        (7,854)            (3,554)        (1,040)
                                                                 -----------------------------------------------

Total assets..................................................    $   58,010       $     58,619     $   33,313
                                                                 ===============================================

Depreciation and amortization:
  Ground Segment Systems and Networks.........................    $    1,007       $        628     $      338
  Data Communications Services................................           260                 88             24
                                                                 -----------------------------------------------

Total depreciation and amortization...........................    $    1,267       $        716     $      362
                                                                 ===============================================

Expenditures for long-lived assets:
  Ground Segment Systems and Networks.........................    $    2,907       $      2,879     $    6,686
  Data Communications Services................................           911                799             79
                                                                 -----------------------------------------------

Total expenditures for long-lived assets......................    $    3,818       $      3,678     $    6,765
                                                                 ===============================================

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



14. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         The Company designs, assembles and installs satellite ground segment systems and networks and provides data communications services for customers in diversified geographic locations. Concentration of credit risk with respect to accounts receivables is limited due to the limited number of customers and that a substantial portion of accounts receivables are related to balances owed by major satellite communication companies. The timing of cash realization is determined based upon the contract or service agreement with the customers. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. Allowances related to account receivable at June 30, 1999 and 1998, are approximately $107,000 and $40,000, respectively. Credit losses have been within management expectations.

         No one customer accounted for more than 10% of sales for the year ended June 30, 1999. Sales to one major customer accounted for approximately 29% and two major customers accounted for approximately 42% (29% and 13%) of the Company's net revenues for the years ended June 30, 1998 and 1997, respectively.

Revenues from foreign sales as a percentage of total consolidated revenue:

                            Year Ended      Year Ended      Year Ended
                             June 30,        June 30,        June 30,
                               1999            1998            1997
                            ----------      ----------      ----------
            Africa              14%             33%              1%
            South America       11%              1%              -
            Asia                10%             17%             28%
            Europe               7%              9%             11%
            Middle East          2%              9%              -
                               ----            ----            ----
                                44%             69%             40%

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in two financial institutions at June 30, 1999 and 1998. Cash equivalents are comprised of short-term debt instruments, certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate cost. At times, cash may be in excess of FDIC insurance limits.

15. COMMITMENTS AND CONTINGENCIES

LINE OF CREDIT

         The Company has a $9.0 million credit facility, as amended, consisting of (1) a $5.0 million secured domestic line of credit and (2) a $4.0 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate (7.75% at June 30, 1999) plus 1% per annum and is collateralized by a first security interest on all the Company's assets. Such line of credit expires in December 1999. The amended credit facility contains certain financial covenants, which the Company is in compliance with at June 30, 1999. As of June 30, 1999 and 1998, no amounts were outstanding under such credit facility.

LETTERS OF CREDIT

         The Company utilizes standby letters of credit to secure certain bid proposals and performance guarantees, while NetSat Express utilizes standby letters of credit to secure certain service agreements with third party vendors in the normal course of business. As of June 30, 1999, NetSat Express had a standby letter of credit outstanding of approximately $185,000, which is secured by the Company's domestic credit facility. The Company provides cash collateral for a majority of these letters of credit. As of June 30, 1999 and 1998, cash collateral related to bid proposals amounted to $0 and $588,000, respectively, and cash collateral related to performance guarantees amounted to approximately $3,486,000, and $3,828,000, respectively. These amounts are

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

included in restricted cash in the accompanying consolidated balance sheets.

LEASE COMMITMENTS

         The Company currently leases satellite space segment services, office space and other equipment under various operating leases which expire in various years through 2002. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options.

         Future minimum payments under non-cancelable operating leases for satellite space segment services, office space and other equipment with terms of one-year or more, consist of the following at June 30, 1999 (in thousands):


               2000........................  $        1,689
               2001........................             521
               2002........................              11
                                             --------------
                                             $        2,221
                                             ==============

         Rent expense for satellite space segment services, office space and other equipment was approximately $1,042,000, $279,000 and $315,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

         Pursuant to several NetSat Express Internet access service agreements, NetSat Express is the lessor of satellite earth station equipment which leases are classified as operating leases and expire at various dates through 2004. Equipment under these operating leases are included in fixed assets in the accompanying consolidated balance sheets and have a net book value of approximately $524,000 and $136,000 at June 30, 1999 and 1998. At June 30, 1999,
future minimum lease payments to be received form equipment under operating leases are approximately as follows:


               2000........................  $          243
               2001........................             227
               2002........................             114
               2003........................              21
               2004........................              18
                                             --------------
                                             $          623
                                             ==============

EMPLOYMENT AGREEMENTS

         During January 1997, the Company entered into three-year employment agreements with two of its officers for an aggregate amount of $325,000 per year. Effective November 1998, such employment agreements increased to an aggregate amount of $400,000 per year. The Company will have certain obligations to the two officers if they are terminated for disability, cause or following a change in control.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

16. SUBSEQUENT EVENTS

         On August 11, 1999, NetSat Express completed a private placement of 1,000,000 shares of its Series A Participating Preferred Stock and 1,000,000 shares of common stock yielding gross proceeds of $10,000,000. The preferred stock has preference in liquidation and each share of preferred stock is convertible into one share of common stock at the option of the holder at any time, or automatically following the third anniversary of the date of issuance, or following the period of sixty consecutive days on which the price per share of the common stock is equal to or greater than $7.50 per share.

         The holders of Preferred Stock shall be entitled to receive an annual dividend on the anniversary date of issuance equal to 0.166667 shares of common stock for each share of Preferred Stock until the third anniversary date of the Preferred Stock issuance provided that if the fair market value of the common stock issued as dividends is less than $2,500,000, the holders of the Preferred Stock will be entitled to receive a special dividend equal to the shortfall. Additionally, the holder of the Preferred Stock may purchase services from NetSat Express at cost and payment for such services, at the option of the holder, may be either in dollars or shares of the NetSat Express' common stock valued at fair market value. In connection with the sale of preferred stock and common stock, NetSat Express paid an investment advisor a fee of $500,000 and issued a warrant to purchase 100,000 shares of common stock at $6.00 per share which expires in five years.

         On August 11, 1999, the Company contributed $3,500,000 of the amount it was owed at June 30, 1999 from NetSat Express as additional paid-in capital and entered into a promissory note agreement with NetSat Express for the repayment of the balance which approximated $3,582,000. The promissory note is due and payable in seven-years and accrues interest (payable monthly) at a variable rate equal to the Company's cost of funds, which is currently at the prime rate plus 1%. Amounts owed by NetSat Express to the Company pursuant to the Master Operating Agreement and for any advances made subsequent to June 30, 1999 are payable currently.

         On September 14, 1999, NetSat Express signed a 15-year lease for satellite space segment on the SatMex 5 satellite. This satellite will provide NetSat Express the capability of providing its services to the Caribbean Islands and the North, South and Central America regions covered by the SatMex 5 satellite. The annual lease payments for this space segment is approximately $1,386,000 for a total commitment of approximately $20.8 million over the 15-year lease term.

                             GLOBECOMM SYSTEMS INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                                  ---------------------------------------------
                                                   BALANCE AT      CHARGED TO       CHARGED TO
                                                  BEGINNING OF      COSTS AND    OTHER ACCOUNTS-     DEDUCTIONS-     BALANCE AT END
                    DESCRIPTION                      PERIOD         EXPENSES        DESCRIBE           DESCRIBE         OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
 Year ended June 30, 1999:
 Reserves and allowances deducted from asset
   accounts:
    Reserve for estimated doubtful
      accounts receivable...................      $   40,000       $ 100,000       $        -        $ (33,000)(a)     $  107,000
    Valuation allowance on deferred tax
       assets...............................       3,100,000               -        3,276,000(b)             -          6,376,000
                                                  =================================================================================
                                                  $3,140,000       $ 100,000       $3,276,000        $ (33,000)        $6,483,000
                                                  =================================================================================
 Year ended June 30, 1998:
 Reserves and allowances deducted from asset
   accounts:
    Reserve for estimated doubtful
      accounts receivable.....................    $    -           $  40,000       $        -        $       -         $   40,000
    Valuation allowance on deferred tax
        assets................................     2,409,000               -          691,000(b)             -          3,100,000
                                                  =================================================================================
                                                  $2,409,000       $  40,000       $  691,000        $       -         $3,140,000
                                                  =================================================================================
 Year ended June 30, 1997:
 Reserves and allowance deducted from asset
   accounts:
    Valuation allowance on deferred tax
        assets................................     1,230,000               -        1,179,000(b)             -          2,409,000
                                                  =================================================================================
                                                  $1,230,000       $       -       $1,179,000        $       -         $2,409,000
                                                  =================================================================================

(a) Reduction in allowance due to write-off of accounts receivable balance.

(b) Record a valuation allowance for deferred tax assets.

INDEX TO EXHIBITS:

Exhibit No.

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

10.14    1999 Employee Stock Purchase Plan (incorporated by reference to
         Exhibit 99.8 of the S-8 of the S-8 Registration Statement)

10.15 Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the

         Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Company's Current Report on Form 8-K dated December 3, 1998)

10.16 Common Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation.

10.17 Series A Preferred Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and George Soros.

21.1     Subsidiary of the Registrant (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

27       Financial Data Schedule (filed herewith).


* Confidential treatment granted for portions of this agreement.