Form 10-Q
period 1999-09-30
GLOBECOMM SYSTEMS INC
filed 1999-11-15
CIK 1031028

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____




                       Commission file number # 000-22839
                       ----------------------------------

                             GLOBECOMM SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                          11-3225567
  -------------------------------                           -------------------
  (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

           45 OSER AVENUE,                                        11788
            HAUPPAUGE, NY                                       ----------
----------------------------------------                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 231-9800


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 1999, there were 9,323,538 shares outstanding of the registrant's Common Stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                    Index to the September 30, 1999 Form 10-Q


                                                                                                              Page
                                                                                                              ----
                         Part I -- Financial Information

Item 1.     Consolidated Financial Statements (unaudited).........................................................3

            Consolidated Balance Sheets -- As of September 30, 1999 and June 30, 1999.............................3

            Consolidated Statements of Operations -- For the three months ended
              September 30, 1999 and 1998.........................................................................5

            Consolidated Statement of Changes in Stockholders' Equity -- For the three months ended September 30, 1999............................................................................6

            Consolidated Statements of Cash Flows -- For the three months ended September 30, 1999 and 1998............................................................................................7

            Notes to Consolidated Financial Statements............................................................8

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................................12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................................22



                          Part II -- Other Information

Item 1.     Legal Proceedings....................................................................................23

Item 2.     Changes in Securities and Use of Proceeds............................................................23

Item 3.     Defaults Upon Senior Securities......................................................................23

Item 4.     Submission of Matters to a Vote of Security Holders..................................................23

Item 5.     Other Information....................................................................................23

Item 6.     Exhibits and Reports on Form 8-K.....................................................................23

            Signatures...........................................................................................25

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                          GLOBECOMM SYSTEMS INC.
                                       CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              SEPTEMBER 30,         JUNE 30,
                                                                                              -------------         --------
                                                                                                  1999                1999
                                                                                                  ----                ----
                                                                                               (UNAUDITED)             (1)
ASSETS
Current assets:
  Cash and cash equivalents...............................................................       $  15,088         $ 11,944
  Restricted cash.........................................................................             337            3,486
  Accounts receivable, net................................................................          24,546           18,147
  Inventories, net........................................................................           5,237            6,419
  Prepaid expenses and other current assets...............................................           1,434            1,207
                                                                                            -----------------------------------
Total current assets......................................................................          46,642           41,203

Fixed assets, net.........................................................................          23,687           12,684
Investments...............................................................................           2,961            2,961
Other assets, net of accumulated amortization.............................................           1,207            1,162
                                                                                            -----------------------------------

Total assets..............................................................................       $  74,497         $ 58,010
                                                                                            ===================================



                                         See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            SEPTEMBER 30,       JUNE 30,
                                                                                            -------------       --------
                                                                                                1999              1999
                                                                                                ----              ----
                                                                                             (UNAUDITED)           (1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................     $ 15,041        $ 18,749
  Deferred revenue........................................................................          382             299
  Accrued payroll and related fringe benefits.............................................          725             859
  Accrued commissions.....................................................................           63              72
  Other accrued expenses..................................................................        2,239           1,774
  Capital lease obligations...............................................................          366               -
                                                                                            -------------------------------
Total current liabilities.................................................................       18,816          21,753

Capital lease obligations, less current...................................................       10,833              -

Minority interests in consolidated subsidiary.............................................        1,547              -

Series A Participating Preferred stock of consolidated subsidiary, at redemption
value.....................................................................................        5,000              -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares authorized:
   Class A Convertible, shares authorized, issued and outstanding: none at September 30,
       1999 and June 30, 1999.............................................................           -               -
   Class B Convertible, shares authorized, issued and outstanding: none at
       September 30, 1999 and June 30, 1999...............................................           -               -
   Series A Junior Participating, shares authorized, issue and outstanding:  none at
       September 30, 1999 and June 30, 1999...............................................           -               -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued 9,416,731 at
       September 30, 1999 and 9,365,489 at June 30, 1999..................................            9               9
  Additional paid-in capital..............................................................       54,825          52,061
  Accumulated deficit.....................................................................      (15,456)        (14,717)
  Deferred compensation...................................................................         (274)           (293)
  Treasury stock, at cost, 139,638 shares at September 30, 1999 and June 30, 1999                  (803)           (803)
                                                                                            -------------------------------
Total stockholders' equity................................................................       38,301          36,257
                                                                                            -------------------------------


Total liabilities and stockholders' equity................................................     $ 74,497        $ 58,010
                                                                                            ===============================




                             See accompanying notes.

(1) The consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                       THREE MONTHS ENDED
                                                                               ------------------------------------
                                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                                      1999              1998
                                                                               ------------------------------------
                                                                                           (UNAUDITED)
Revenues....................................................................         $ 19,425         $ 13,293
Costs of revenues...........................................................           16,917           11,673
                                                                               ------------------------------------


Gross profit................................................................            2,508            1,620
                                                                               ------------------------------------


Operating expenses:
  Network operations........................................................              276               98
  Selling and marketing.....................................................            1,045            1,031
  Research and development..................................................              130              291
  General and administrative................................................            1,984            1,290
  Terminated acquisition costs..............................................                -              972
                                                                               ------------------------------------


Total operating expenses....................................................            3,435            3,682
                                                                               ------------------------------------


Loss from operations........................................................             (927)          (2,062)
Interest income, net........................................................              112              338
                                                                               ------------------------------------
Loss before minority interests in operations of consolidated
   subsidiary...............................................................             (815)          (1,724)
Minority interests in operations of consolidated subsidiary.................               76                -
                                                                               ------------------------------------
Net loss....................................................................         $   (739)        $ (1,724)
                                                                               ====================================

Basic and diluted net loss per common share.................................         $  (0.08)        $  (0.19)
Shares used in the calculation of basic and diluted net loss per common
   share....................................................................            9,229            9,161
                                                                               ====================================



                                         See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                            (UNAUDITED: IN THOUSANDS)


                                     COMMON STOCK   ADDITIONAL                              TREASURY STOCK         TOTAL
                                    -------------    PAID-IN   ACCUMULATED    DEFERRED    ------------------   STOCKHOLDERS'
                                    SHARES AMOUNT    CAPITAL     DEFICIT    COMPENSATION   SHARES     AMOUNT       EQUITY
                                    ----------------------------------------------------------------------------------------



Balance at June 30, 1999....        9,365  $    9   $ 52,061   $ (14,717)   $     (293)      140      $ (803)    $  36,257

Net proceeds from issuance of
  consolidated subsidiary
  common stock..............                           3,978                                                         3,978
Minority interests resulting
  from issuance of
  consolidated subsidiary
  common stock..............                          (1,623)                                                       (1,623)
Proceeds from exercise of
  stock options ............           52        -       391                                                           391
Options granted to employees
  and directors.............                              18                                                            18
Amortization of deferred
  compensation..............                                                        19                                  19
Net loss....................                                        (739)                                             (739)
                                    ----------------------------------------------------------------------------------------
Balance at September  30, 1999      9,417  $    9   $ 54,825   $ (15,456)   $     (274)      140      $ (803)     $ 38,301
                                    ========================================================================================


                                         See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                         -------------------------------------------
                                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 1999                  1998
                                                                         -------------------------------------------
                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss...............................................................         $    (739)          $   (1,724)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization........................................               554                  410
  Stock compensation expense...........................................                37                   19
  Provision (credit) for doubtful accounts.............................                52                  (33)
  Minority interests in operations of consolidated subsidiary..........               (76)                 -
  Changes in operating assets and liabilities:
      Accounts receivable..............................................            (6,451)              (2,288)
      Inventories, net.................................................             1,182                   48
      Prepaid expenses and other current assets........................              (227)                (358)
      Other assets.....................................................               (92)                 (68)
      Accounts payable.................................................            (3,708)               3,449
      Deferred revenue.................................................                83                    1
      Accrued payroll and related fringe benefits......................              (134)                (116)
      Accrued commissions and other accrued expenses...................               456                  412
                                                                         -------------------------------------------

Net cash used in operating activities..................................            (9,063)                (248)
                                                                         -------------------------------------------

INVESTING ACTIVITIES
Purchases of investments...............................................                 -               (1,534)
Purchases of fixed assets..............................................              (311)                (121)
Restricted cash........................................................             3,149                 (133)
                                                                         -------------------------------------------

Net cash provided by (used in) investing activities....................             2,838               (1,788)
                                                                         -------------------------------------------

FINANCING ACTIVITIES
Proceeds from sale of consolidated subsidiary common stock, net of
  issuance costs of $1,022.............................................             3,978                  -
Proceeds from sale of consolidated subsidiary preferred stock..........             5,000                  -
Proceeds from exercise of stock options................................               391                  -
Purchases of treasury stock............................................                 -                 (209)
Payments under capital leases..........................................                 -                  (11)
                                                                         -------------------------------------------

Net cash provided by (used in) financing activities....................             9,369                 (220)
                                                                         -------------------------------------------

Net increase (decrease)  in cash and cash equivalents..................             3,144               (2,256)
Cash and cash equivalents at beginning of year.........................            11,944               21,342
                                                                         -------------------------------------------

Cash and cash equivalents at end of year...............................         $  15,088           $   19,086
                                                                         ===========================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.................................................         $      58           $        1
                                                                         ===========================================


                             See accompanying notes.

                             Globecomm Systems Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods have been included. The results of operations for such periods are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 1999 and the notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1999.

Reclassifications

         Certain balances in the prior fiscal quarter have been reclassified to conform to the current fiscal quarter and fiscal year end presentation.

         In addition, a certain portion of the carrying value of the common stock of NetSat Express, Inc. ("NetSat Express") a majority-owned subsidiary of the Company, will be reclassified to reflect the estimated value of the Technology Agreement entered into in connection with NetSat Express' common stock offering (see Note 4. Subsidiary Stock Transactions). Such adjustment will be made during the second quarter of fiscal 2000 and will not have a material impact on the Company's financial position or results of operations for such periods.

Comprehensive Income

         The Company's comprehensive losses of approximately $739,000 and $1,724,000 for the three months ended September 30, 1999 and 1998, respectively, were equal to the respective net losses for each of the respective periods presented.


2. Basic and Diluted Loss Per Share

         Basic loss per share for the three months ended September 30, 1999 and 1998 is based on the weighted-average number of common shares outstanding during the period. Diluted loss per share for the three months ended September 30, 1999 and 1998 excluded the effect of stock options and warrants, as the effect of inclusion would have been anti-dilutive as the Company reported net losses for the periods then ended.

3. Inventories

Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value, less customer progress payments.

Inventory consists of the following:

                                                    SEPTEMBER 30,       JUNE 30,
                                                        1999              1999
                                                  --------------------------------
                                                     (UNAUDITED)        (AUDITED)
                                                             (IN THOUSANDS)

  Raw materials and component parts..............     $     93          $     87
  Work-in-progress...............................        9,590             9,975
                                                  --------------------------------
                                                         9,683            10,062
  Less progress payments.........................        4,446             3,643
                                                  --------------------------------
                                                      $  5,237          $  6,419
                                                  ================================


4. Subsidiary Equity Transactions

         On August 11, 1999, the Company contributed $3,500,000 of the amount it was owed at June 30, 1999 from NetSat Express as additional paid-in capital and entered into a promissory note agreement with NetSat Express for the repayment of the balance of $3,582,000. The promissory note is due and payable in seven-years and accrues interest (payable monthly) at a variable rate equal to the Company's cost of funds, which is currently at the prime rate plus 1%. Amounts owed by NetSat Express to the Company pursuant to the Master Operating Agreement and for any advances made subsequent to June 30, 1999 are payable currently.

         On August 11, 1999, NetSat Express issued and sold 1,000,000 shares of it's Series A Participating Preferred Stock ("Preferred Stock") and 1,000,000 shares of it's common stock, for $5 per share in a private offering yielding proceeds of approximately $8,978,000, net of offering costs of approximately $1,022,000. In conjunction with the common stock offering NetSat Express entered into a Technology Agreement to purchase $5,000,000 in services. The Company's common stock ownership percentage of NetSat Express was reduced from 95% to 81% following the issuance and sales of the common stock. The Company recorded a credit to stockholders' equity of approximately $3,400,000 reflecting the increase in its share of the net assets of NetSat Express as a result of the common stock offering and $3,500,000 contributed capital by the Company.

         The preferred stock has preference in liquidation and each share of preferred stock is convertible into one share of common stock at the option of the holder at any time, or automatically following the third anniversary of the date of issuance, or following the period of 180 days after an initial public offering plus sixty consecutive days on which the price per share of the common stock is equal to or greater than $7.50 per share.

         The holders of Preferred Stock shall be entitled to receive an annual dividend on the anniversary date of issuance equal to 0.166667 shares of common stock for each share of Preferred Stock until the third anniversary date of the Preferred Stock issuance provided that if the fair market value of the common stock issued as dividends is less than $2,500,000, the holders of the Preferred Stock will be entitled to receive a special dividend equal to the shortfall. Additionally, the holder of the Preferred Stock may purchase up to $5,000,000 in services from NetSat Express at cost, as defined in the agreement, and payment for such services, at the option of the holder, may be either in dollars or shares of the NetSat Express' common stock valued at fair market value. In connection with the sale of preferred stock and common stock, NetSat Express paid an investment advisor a fee of $500,000 and issued a warrant to purchase 100,000 shares of common stock at $6.00 per share which expires in five years.

5. Commitments and Contingencies

         On September 14, 1999, NetSat Express signed a 15-year lease for satellite space segment on the SatMex 5 satellite. This satellite will provide NetSat Express the capability of providing its services to the Caribbean Islands and the North, South and Central America regions covered by the SatMex 5 satellite. In connection with this lease, NetSat Express recorded a capital lease for approximately $11,199,000 and the related current and long-tem portion of the capital lease obligation in accompanying consolidated balance sheets. The annual lease payments for this space segment is approximately $1,386,000 for a total commitment of approximately $20.8 million over the 15-year lease term.

 6. Segment Information

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

The following is the Company's business segment information as of and for the three months ended September 30, 1999 and 1998:

                                                                          THREE MONTHS ENDED
                                                                 -----------------------------------
                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                       1999              1998
                                                                 -----------------------------------
                                                                     (UNAUDITED; IN THOUSANDS)
Revenues:
  Ground Segment Systems and Networks.........................       $ 18,518          $  12,951
  Data Communications Services................................          1,789                342
  Intercompany eliminations..................................            (882)                 -
                                                                 -----------------------------------
Total revenues................................................       $ 19,425          $  13,293
                                                                 ===================================

Loss from operations:
  Ground Segment Systems and Networks.........................       $    (92)         $  (1,607)
  Data Communications Services................................           (741)              (455)
Interest income, net..........................................            112                338
Minority interests in operations of consolidated
   subsidiary.................................................             76                  -
Intercompany eliminations.....................................            (94)                 -
                                                                 -----------------------------------

Net Loss......................................................       $   (739)         $  (1,724)
                                                                 ===================================

Depreciation and amortization:
  Ground Segment Systems and Networks.........................       $    378          $     324
  Data Communications Services................................            177                 86
  Intercompany eliminations...................................             (1)                 -
                                                                 -----------------------------------

Total depreciation and amortization...........................       $    554          $     410
                                                                 ===================================

Expenditures for long-lived assets:
  Ground Segment Systems and Networks.........................       $    117          $     117
  Data Communications Services................................            231                  4
  Intercompany eliminations...................................            (37)                 -
                                                                 -----------------------------------

Total expenditures for long-lived assets......................       $    311          $     121
                                                                 ===================================

                                                                   SEPTEMBER 30,       JUNE 30,
                                                                       1999              1999
                                                                    (UNAUDITED)        (AUDITED)
                                                                 -----------------------------------
                                                                           (IN THOUSANDS)

Assets:
  Ground Segment Systems and Networks.........................       $ 62,698          $  62,664
  Data Communications Services................................         23,973              3,200
  Intercompany eliminations...................................        (12,174)            (7,854)
                                                                 -----------------------------------

Total assets..................................................       $ 74,497          $  58,010
                                                                 ===================================

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

         Revenues. Revenues increased by $6.1 million, or 46.1%, to $19.4 million for the three months ended September 30, 1999 compared to $13.3 million for the comparable three months ended September 30, 1998. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express. Although the Company experienced increased revenues for the three months ended September 30, 1999, the Company expects the trend in revenues that adversely affected its results of operations for the fiscal year ended June 30, 1999 to continue to adversely impact the Company. These trends include the difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these regions.

         Gross Profit. Gross profit increased by $0.9 million or 54.8%, to $2.5 million, for the three months ended September 30, 1999 from $1.6 million for the comparable period in the preceding year. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express. Gross profit as a percentage of revenues for the three months ended September 30, 1999 increased to 12.9% in comparison to 12.2% for the same period in the preceding year. This increase is mainly attributable to an increase in the NetSat Express gross profit percentage to 21.1% for the three months ended September 30, 1999 compared to 2.0% for the comparable period in the prior year.

         Network Operations. Network operations expenses increased by $0.2 million or 181.6%, to $0.3 million for the three months ended September 30, 1999 from $0.1 million, for the comparable period in the prior year. The increase is due to the continuing expansion of NetSat Express' Network Operations Center and related expenses to support increasing service base.

         Selling and Marketing. Selling and marketing expenses remained relatively constant at $1.0 million for the three months ended September 30, 1999 and 1998.

         Research and Development. Research and development expenses decreased by $0.2 million, or 55.3%, to $0.1 million for the three months ended
September 30, 1999 from $0.3 million for the comparable period in the preceding year. This decrease is due to the Company reducing research and development efforts from the same period in the prior year.

         General and Administrative. General and administrative expenses increased by $0.7 million, or 53.8%, to $2.0 million for the three month period ended September 30, 1999 from $1.3 million for the comparable period in the preceding year and increased as a percentage of revenues to 10.2% from 9.7% for the same period in the prior year. The increase in general and administrative expenses for the three month period resulted from an increase in NetSat Express personnel and related expenses.

         Terminated Acquisition. Terminated acquisition costs of approximately $1.0 million for the three months ended September 30, 1998 relate to certain legal, accounting and other expenses associated with the termination of a proposed acquisition of a mobile satellite communications business due to the determination that such acquisition was not in the best interest of the Company's stockholders.

         Interest Income Net of Interest Expense. Interest income, net of interest expense decreased by $0.2 million to $0.1 million for the three months ended September 30, 1999 from $0.3 million for three months ended September 30, 1998. This decrease was primarily due to the reduction of cash and cash equivalents during the three months ended September 30, 1999 compared to same period in the prior year. Interest expense for the three months ended September 30, 1999 was $0.06 million and minimal for the comparable period in the prior year.

         NetSat Express. The Company's consolidated subsidiary, NetSat Express, experienced an increase in revenues of $1.4 million, or 392.7%, to $1.7 million for the three months ended September 30, 1999 from $0.3 million for the three months ended September 30, 1998. The increase resulted from additional service and hardware revenues derived from new and existing Access Plus customers. The loss from operations associated with NetSat Express increased by $0.3 million, or 77.4%, to $0.8 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998. The increase was primarily associated with an increase in general and administrative expenses relating to an increase in NetSat Express personnel and related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had working capital of $27.8 million, including cash and cash equivalents of $15.1 million, restricted cash of $0.3 million, accounts receivable of $24.6 million, inventories of $5.2 million and prepaid and other current assets of $1.4 million, offset by $15.0 million in accounts payable and $3.8 million in accrued expenses and other current liabilities.

     Several factors had an effect on the Company's liquidity during the three months ended September 30, 1999. First, the Company used approximately $9.1 million for operating activities, which primarily relates to the increase in accounts receivable of $6.5 million due to the related increase in revenues, a decrease in accounts payable of $3.7 million reflecting the timing of a large payment to a major vendor, offset by a decrease in inventory of $1.2 million due to an increase in shipments. The second factor affecting liquidity during the three months ended September 30, 1999 was the Company's financing activities. In August 1999, NetSat Express completed a private placement of common and preferred stock yielding proceeds of approximately $9.0 million, net of issuance costs. These proceeds will be used to fund NetSat Express' operations, expand marketing initiatives, engineering efforts and fund capital expansion. Management anticipates that NetSat Express will experience negative cash flow due to the capital investment required for continued development of its operations and continued loss from operating activities for an extended period of time. The third factor affecting liquidity during the three months ended September 30, 1999 was the Company's investment activities. The Company's restricted cash decreased $3.1 million due to the expiration of a letter of credit and the redemption of a certificate of deposit held as collateral during the three months ended September 30, 1999.

     The Company has a $9.0 million credit facility consisting of a $5.0 million secured domestic line of credit and a $4.0 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate (7.75% as of September 30, 1999) plus 1.0% per annum and is collateralized by a first security interest on all the Company's assets. No amounts are outstanding under this credit facility as of November 5, 1999.

     During October 1999, the Company and NetSat Express entered into a common stock purchase agreement with an investor to purchase one million shares of NetSat Express common stock of which 700,000 shares was purchased directly from the Company for $3.5 million and 300,000 shares were issued and sold directly by NetSat Express for $1.5 million. The net proceeds received by the Company are intended to be used for general corporate purposes and the net proceeds received by NetSat Express are intended to be used to fund operations, expand marketing initiatives, engineering efforts and fund capital expansion.

   The Company expects that its cash and working capital requirements for its operating activities will continue to increase as the Company expands its operations.

   The Company's future capital requirements will depend upon many factors, including the success of the Company's marketing efforts in the ground segment systems, networks, and enterprise service solutions business, and the satellite-delivered data communications services business, the nature and timing of customer orders, the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the extent to which it must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements through September 30, 2000. However, no assurance can be given that there will be no change that would consume available resources significantly before such time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. If adequate funds are not available, the Company will be required to delay, scale back or eliminate certain of its operating activities, including without limitation, the timing and extent of its marketing programs, the extent and timing of hiring additional personnel and its research and development activities. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

CERTAIN BUSINESS CONSIDERATIONS

RISK FACTORS

HISTORY OF NET LOSSES AND ACCUMULATED DEFICIT

         The Company has incurred significant net losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems, and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company has incurred net losses since inception and has incurred net losses of $8.2 million, $0.5 million and $2.7 million during the fiscal years ended June 30, 1999, 1998 and 1997, respectively (which amounts for fiscal years ended June 30, 1999, 1998 and 1997 include net losses of $2.3 million, $1.7 million and $1.5 million, respectively for NetSat Express' satellite-delivered data communication services business) and will incur further losses as it attempts to expand its businesses. The Company's ability to expand its ground segment systems, and networks, and enterprise service solutions business and satellite-delivered data communication services business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or report quarterly or annual positive operating or net income. As of September 30, 1999, the Company had an accumulated deficit of $15.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

INHERENT RISK OF INTERNATIONAL OPERATIONS

The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, the decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, Russia and other international currencies, has adversely affected and may continue to adversely affect the demand for the Company's ground segment systems, and networks, and enterprise network service solutions business and satellite-delivered data communication services business by increasing the price of the Company's products and services in the currency of the countries in which they are sold. The economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, as well as the economic and monetary declines in Russia, has resulted in a decreased demand in such countries and other foreign regions for capital equipment such as the ground segment systems, and networks, and enterprise network service solutions supplied by the Company and NetSat Express' satellite-delivered data communications services. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these and other foreign regions have adversely effected the Company's results of operations for the fiscal year ended June 30, 1999 and the three months ended September 30, 1999 and the Company expects that these negative trends will continue to adversely impact it. Additional risks inherent to the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems, and networks, and enterprise network service solutions, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTENSE COMPETITION; LIMITED BARRIERS TO ENTRY

     The markets for ground segment systems, networks, enterprise network service solutions and satellite-delivered data communication services businesses are highly competitive. Many of the Company's competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, such competitors may be able to develop and expand their products and services more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. In addition, there are limited barriers to entry in the Company's markets and certain of the Company's strategic suppliers and customers have technologies and capabilities in the Company's product areas and could choose to compete with the Company or to replace the Company's products or services with their own. The entry of new competitors, the decision by a strategic ally to compete with the Company or the decision by a customer to develop and employ in-house capability to satisfy its satellite communications needs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that its cash and working capital requirements for its operating activities will continue to increase as the Company expands its operations. The Company anticipates that its capital resources are adequate to satisfy its capital requirements through September 30, 2000 at its current level of operations. However, no assurance can be given that there will be no change that would consume available resources significantly before such time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. If adequate funds are not available, the Company will be required to delay, scale back or eliminate certain of its operating activities, including without limitation, the timing and extent of its marketing programs, the extent and timing of hiring additional personnel and its research and development activities. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

RELIANCE ON STRATEGIC RELATIONSHIPS

     The Company is dependent on certain customers and suppliers for the development and expansion of its ground segment systems, networks, enterprise network service solutions business and satellite-delivered data communication services business. However, such relationships are not governed by any contract and, accordingly, neither the Company nor such customers or suppliers are obligated to maintain such strategic relationships. There can be no assurance that the Company will be able to maintain such strategic relationships, that its strategic customers and suppliers will continue to assist the Company by developing and expanding its business and by providing research and development expertise, or that such strategic customers and suppliers will not actually compete with the Company in the future. See "Intense Competition; Limited Barriers to Entry."

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

RISKS ASSOCIATED WITH THE CD RADIO CONTRACT

     The Company has been awarded a contract by CD Radio Inc, ("CD Radio") to provide equipment for the terrestrial repeater segment of CD Radio's digital satellite radio transmission system. Operations for the system are scheduled to commence at the end of the fourth quarter of 2000. The inability of CD Radio and its other suppliers to effectuate CD Radio's plan to build a nationwide digital radio broadcast system, the health of the overall economy and the specific market for digital radio, and CD Radio's ability to terminate or modify the contract in certain circumstances would have a material adverse effect on the Company's future business, financial condition and results of operations.

RISK OF FIXED-PRICE CONTRACTS

     Virtually all of the Company's contracts for installation of ground segment systems, networks, and enterprise network service solutions are on a fixed-price basis. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering, design and testing. Since the Company's business may at certain times be concentrated in a limited number of large contracts, a significant cost overrun on any one contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk of Customer Concentration."

EMPHASIS ON DEVELOPING MARKETS; UNCERTAIN MARKET POTENTIAL

     The Company believes a substantial portion of the growth in demand for its ground segment systems, networks, enterprise network service solutions business and satellite-delivered data communication services business will come from customers in developing countries. There can be no assurance that such increases in demand will occur or that prospective customers will accept such products and services in sufficient quantities or at all. The degree to which the Company is able to penetrate potential markets in developing countries will be affected in major part by the speed with which other competing elements of the communications infrastructure, such as telephone lines, other satellite-delivered solutions and fiber optic cable and television cable, are installed in the developing countries and with respect to the Company's satellite-delivered data communication services business, also on the effectiveness of the Company's local partners in such markets. The failure to have its products and services accepted in developing countries would have a material adverse effect on the Company's business, financial condition and results of operations. See "Intense Competition; Limited Barriers to Entry" and "Reliance on Strategic Relationships."

RAPID INDUSTRY CHANGE; TECHNOLOGICAL OBSOLESCENCE

     The telecommunications industry, including the ground segment systems, networks, enterprise network service solutions business and satellite-delivered data communication services business, is characterized by rapid and continuous technological change. Future technological advances in the telecommunications industry may result in the availability of new products or services that could compete with the satellite ground segment products and services and satellite-delivered data communications services provided by the Company or render the Company's products and services obsolete. There can be no assurance that the Company will be successful in developing and introducing new products and services that meet changing customer needs or in responding to technological changes or evolving industry standards in a timely manner, if at all, or that services or technologies developed by others will not render the Company's products or services noncompetitive. Any failure by the Company to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technology or products that render the Company's products and services noncompetitive or obsolete would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is in the process of assessing the anticipated costs, problems and uncertainties associated with Year 2000 issues. The Company has initiated a Year 2000 Compliance Plan which includes information technology ("IT") and non-IT systems requiring or which may require modification or conversion, and supplier, facilities and other operations (such as financial and banking systems) readiness. The Company has substantially completed reviews of each of the above areas including identification and assessment of potential Year 2000 issues, identification and contact with key suppliers or institutions based on their relative risks associated with product integrity and continued product deliveries and service. Until such reviews are complete, the Company will not be able to completely evaluate whether its IT and non-IT systems will need to be modified or replaced. The Company has incurred only nominal costs to date and estimates at this time that the total Year 2000 costs will not be material. The Company is continuing its assessment, which may necessitate refinement of its estimate over time. There can be no assurance, however, that costs associated with the Company's Year 2000 Compliance Plan will not be higher than anticipated which could have a material adverse effect on the Company's business, results of operations and financial condition.

     In association with the Company's Year 2000 Compliance Plan, the Company is currently developing contingency plans for certain critical applications. These contingency plans may include, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. There can be no assurance such contingency plans, once developed, will be adequate.

     Since the Company's Year 2000 Compliance Plan is ongoing; all potential Year 2000 issues have not yet been identified. Therefore the potential impact of these issues on the Company's financial condition and results of operations can not be determined at this time. If IT and non-IT systems used by the Company or its suppliers, the product integrity of products provided to the Company by its suppliers, or the software applications or hardware used in systems integrated and sold by the Company, fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be materially affected. In addition, there can be no assurance that equipment operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Furthermore, if the Company's ground segment systems, and networks, and enterprise network service solutions and satellite-delivered data communication services were unable to be used by the Company's customers because of Year 2000 compliance problems, there can be no assurance that the Company's customers will not commence litigation against the Company for such systems and networks failure. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

     Generally, non-U.S. citizens or their representatives, foreign governments, or corporations otherwise subject to control by non-U.S. citizens may not directly own more than 20% of a licensee or may not indirectly own more than 25% of a licensee, through a parent corporation or other controlling entity, under the FCC Rules and Regulations. The FCC may grant waivers of its foreign ownership policy to allow for increased indirect investment in a licensee by an entity based in a World Trade Organization ("WTO") member country. For an entity based in a non-WTO member country, the FCC will allow increased indirect investment only if a licensee can show that the non-WTO member country allows "effective competitive opportunities" for U.S. based entities. Failure to comply with these policies may result in an order to divest the offending alien ownership, fines, denial of license renewal, and or license revocation proceedings against the licensee by the FCC. The Company has no knowledge of any present foreign ownership, which would result in a violation of the FCC Rules and Regulations. The Company may, in the future, be required to seek a waiver of the FCC Rules and Regulations regarding foreign ownership, if such ownership exceeds the aforementioned benchmarks.

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

     The Company has filed applications for trademark registration of Globecomm Systems Inc. in the United States and various other countries, has received a trademark for NetSat Express in the United States and Brazil, and has filed applications for trademark registration of NetSat Express in various other countries. The Company intends to seek registration of other trademarks in the future. There can be no assurance that registrations will be granted from any of the Company's pending or future applications, or that any registrations that are granted to the Company will prevent others from using similar trademarks in connection with related goods and services.

RISK OF CONCENTRATED OWNERSHIP

     As of November 5, 1999, the Company's officers and directors, and their affiliates beneficially own approximately 2.0 million shares, constituting approximately 20% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

POSSIBLE VOLATILITY OF STOCK PRICE

      The market price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, acceptance of satellite communication services in developing countries, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have affected the market price of securities of many companies in the telecommunications and high technology industries. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Quarterly Fluctuations".

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

     The Company's objective to managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, the Company utilizes foreign currency forward contracts to hedge its exposure on firm commitments denominated in foreign currency. As of September 30, 1999, the Company had no such foreign currency forward contracts.

         The Company's interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds and commercial paper, we have concluded that there is no material market risk exposure.

                          PART II -- OTHER INFORMATION

Item 1.         Legal Proceedings

                None

Item 2.         Changes in Securities and Use of Proceeds

                None

Item 3.         Defaults Upon Senior Securities

                None

Item 4.         Submission of Matters to a Vote of Security Holders

                None

Item 5.         Other Information

                None

Item 6.         Exhibits and Reports on Form 8-K

                (a)      Exhibits

Index to Exhibits:

Exhibit No.

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

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

10.12         1997 Stock Incentive Plan (incorporated by reference to exhibit
              10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.14         1999 Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 99.8 of the S-8 of the S-8 Registration Statement).

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

10.16 Common Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.17 Series A Preferred Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and George Soros (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.18 Common Stock Purchase Agreement dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems, Inc. and Reuters Holdings Switzerland SA (filed herewith).

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

                                           GLOBECOMM SYSTEMS INC.
                                                 (Registrant)

Date: November 15, 1999                    /s/ David E. Hershberg
                                           ----------------------

                                           David E. Hershberg
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors

Date: November 15, 1999                    /s/ Andrew C. Melfi
                                           -------------------

                                           Andrew C. Melfi
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)