Form 10-Q
period 1999-12-31
GLOBECOMM SYSTEMS INC
filed 2000-02-10
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                ------------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____



                       Commission file number # 000-22839
                       ----------------------------------

                             GLOBECOMM SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                        11-3225567
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

            45 OSER AVENUE,                                        11788
             HAUPPAUGE, NY                                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (631) 231-9800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 4, 2000, there were 9,650,298 shares outstanding of the registrant's Common Stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                    Index to the December 31, 1999 Form 10-Q

                                                                                              Page
                                                                                              ----
                                    Part I -- Financial Information

Item 1.   Consolidated Financial Statements ..................................................  3

          Consolidated Balance Sheets -- As of December 31, 1999 and June 30, 1999............  3

          Consolidated Statements of Operations -- For the three and six months ended
            December 31, 1999 and 1998........................................................  5

          Consolidated Statement of Changes in Stockholders' Equity -- For the six months ended December 31, 1999...........................................................  6

          Consolidated Statements of Cash Flows -- For the six months ended December 31, 1999 and 1998..........................................................................  7

          Notes to Consolidated Financial Statements..........................................  8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................................... 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................... 23


                                    Part II -- Other Information

Item 1.   Legal Proceedings................................................................... 24

Item 2.   Changes in Securities and Use of Proceeds........................................... 24

Item 3.   Defaults Upon Senior Securities..................................................... 24

Item 4.   Submission of Matters to a Vote of Security Holders................................. 24

Item 5.   Other Information................................................................... 24

Item 6.   Exhibits and Reports on Form 8-K.................................................... 24

          Signatures.......................................................................... 26

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,    JUNE 30,
                                                                     ------------    --------
                                                                         1999          1999
                                                                         ----          ----
                                                                      (UNAUDITED)       (1)
ASSETS
Current assets:
  Cash and cash equivalents......................................    $   23,071      $ 11,944
  Restricted cash................................................           832         3,486
  Accounts receivable, net.......................................        15,419        18,147
  Inventories, net...............................................         4,832         6,419
  Prepaid expenses and other current assets......................         1,685         1,207
                                                                     ----------      --------
Total current assets.............................................        45,839        41,203
Fixed assets, net................................................        25,250        12,684
Investments......................................................         2,961         2,961
Other assets, net................................................         1,840         1,162
                                                                     ----------      --------
Total assets.....................................................    $   75,890      $ 58,010
                                                                     ==========      ========



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31,      JUNE 30,
                                                                               ------------      --------
                                                                                   1999            1999
                                                                                   ----            ----
                                                                               (UNAUDITED)          (1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................      $ 11,672         $ 18,749
  Deferred revenue........................................................           591              299
  Accrued payroll and related fringe benefits.............................           676              859
  Accrued commissions.....................................................            14               72
  Other accrued expenses..................................................         2,349            1,774
  Deferred liability......................................................           420                -
  Capital lease obligations...............................................           375                -
                                                                                --------         --------
Total current liabilities.................................................        16,097           21,753

Capital lease obligations, less current...................................        10,736                -

Deferred liability, less current..........................................         1,680                -

Minority interests in consolidated subsidiary.............................         1,963                -

Series A Participating Preferred stock of consolidated subsidiary, at
  redemption value........................................................         5,000                -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares authorized:
    Class A Convertible, shares authorized, issued and outstanding: none
      at December 31, 1999 and June 30, 1999..............................             -                -
    Class B Convertible, shares authorized, issued and outstanding: none
      at December 31 1999 and June 30, 1999...............................             -                -
    Series A Junior Participating, shares authorized, issued and
      outstanding:  none at December 31, 1999 and June 30, 1999...........             -                -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares
    issued: 9,712,988 at December 31, 1999 and 9,365,489 at June 30, 1999.            10                9
  Additional paid-in capital..............................................        55,781           52,061
  Accumulated deficit.....................................................       (14,319)         (14,717)
  Deferred compensation...................................................          (255)            (293)
  Treasury stock at cost, 139,638 shares at December 31, 1999 and June 30,
    1999..................................................................          (803)            (803)
                                                                                --------         --------
Total stockholders' equity................................................        40,414           36,257
                                                                                --------         --------
Total liabilities and stockholders' equity................................      $ 75,890         $ 58,010
                                                                                ========         ========


                             See accompanying notes.

(1) The consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                   -----------------------------    -------------------------------
                                   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                        1999             1998             1999           1998
                                   ------------     ------------    ------------     ------------
Revenues.......................    $   17,373       $  11,882       $  36,798        $  25,175
Costs of revenues..............        14,968          10,246          31,885           21,919
                                   ------------     -----------     ------------     ------------
Gross profit...................         2,405           1,636           4,913            3,256
                                   ------------     -----------     ------------     ------------
Operating expenses:
  Network operations..........            442             106             718              204
  Selling and marketing.......          1,381           1,293           2,426            2,324
  Research and development....            225             259             355              550
  General and administrative..          2,130           1,366           4,114            2,656
  Terminated acquisition costs              -               -               -              972
                                   -----------      -----------     ------------     ------------
Total operating expenses.......         4,178           3,024           7,613            6,706
                                   ------------     -----------     ------------     ------------
Loss from operations...........        (1,773)         (1,388)         (2,700)          (3,450)
Other income (expense):
  Interest income.............            277             272             448              610
  Interest expense............           (258)              -            (317)               -
  Gain on sale of subsidiary's
    common stock..............          2,353               -           2,353                -
                                   ------------     -----------     ------------     ------------
Income (loss) before minority
  interests....................           599          (1,116)           (216)          (2,840)
Minority interests in
operations of consolidated
subsidiary ...................            538               -             614                -
                                   ------------     -----------     ------------     ------------
Net income (loss)..............    $    1,137       $  (1,116)      $     398        $  (2,840)
                                   ------------     -----------     ------------     ------------

Basic net income (loss) per
  common share.................    $     0.12       $   (0.12)      $     .04        $   (0.31)
                                   ------------     -----------     ------------     ------------
Diluted net income (loss) per
  common share.................    $     0.11       $   (0.12)      $     .04        $   (0.31)
                                   ------------     -----------     ------------     ------------
Weighted-average shares used in
  the calculation of net income
  (loss) per common share:

  Basic........................         9,266           9,092           9,268            9,127
                                   ------------     -----------     ------------     ------------
  Diluted......................        10,298           9,092          10,157            9,127
                                   ------------     -----------     ------------     ------------

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                 COMMON STOCK    ADDITIONAL                              TREASURY STOCK        TOTAL
                                 -------------    PAID-IN    ACCUMULATED    DEFERRED     ---------------   STOCKHOLDERS'
                                 SHARES AMOUNT    CAPITAL      DEFICIT    COMPENSATION   SHARES   AMOUNT      EQUITY
                                 ---------------------------------------------------------------------------------------
Balance at June 30, 1999.......   9,365  $  9     $ 52,061    $ (14,717)     $  (293)     140     $ (803)     $ 36,257
Net proceeds from issuance of
  consolidated subsidiary's
  common stock.................                      3,398                                                       3,398
Minority interests resulting
  from issuance of consolidated
  subsidiary's common stock....                     (1,903)                                                     (1,903)
Proceeds from exercise of stock
  options .....................     334     1        2,069                                                       2,070
Issuance of common stock in
  connection with employee
  stock purchase plan .........      14                119                                                         119
Options granted to employees
  and directors                                         37                                                          37
Amortization of deferred
  compensation.........                                                           38                                38
Net income.............                                             398                                            398
                                 ---------------------------------------------------------------------------------------

Balance at December 31, 1999      9,713  $ 10     $ 55,781    $ (14,319)     $  (255)     140     $ (803)     $ 40,414
                                 ---------------------------------------------------------------------------------------

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                            ------------------------------------
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                            ------------------------------------
OPERATING ACTIVITIES:
Net income (loss).........................................  $         398       $  (2,840)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization.........................          1,108             812
    Stock compensation expense............................             75              37
    Provision (credit) for doubtful accounts..............            153             (13)
    Minority interests in operations of consolidated                 (614)              -
    subsidiary............................................
    Gain on sale of subsidiary's common stock.............         (2,353)              -
    Changes in operating assets and liabilities:
      Accounts receivable.................................          2,575            (150)
      Inventories, net....................................          1,238            (980)
      Prepaid expenses and other current assets...........           (478)           (218)
      Other assets........................................           (760)            (24)
      Accounts payable....................................         (7,077)          1,962
      Deferred revenue....................................            292              (8)
      Accrued payroll and related fringe benefits.........           (183)           (218)
      Accrued commissions and other accrued expenses......            393             305
      Deferred liability..................................          2,100               -
                                                            ------------------------------------

Net cash used in operating activities.....................         (3,133)         (1,335)
                                                            ------------------------------------
INVESTING ACTIVITIES:
Purchases of investments..................................              -          (1,559)
Purchases of fixed assets.................................         (2,393)         (1,152)
Restricted cash...........................................          2,654            (371)
Proceeds from sale of consolidated subsidiary's common stock        3,500               -
                                                            ------------------------------------

Net cash provided by (used in) investing activities.......          3,761          (3,082)
                                                            ------------------------------------
FINANCING ACTIVITIES:
Proceeds from sale of consolidated subsidiary common
  stock, net of issuance costs of $1,002..................          3,398               -
Proceeds from sale of consolidated subsidiary's preferred           5,000               -
  stock...................................................
Proceeds from exercise of stock options...................          2,070               -
Proceeds from sale of common stock in connection with
  employee stock purchase plan............................            119               -
Purchases of treasury stock...............................              -            (545)
Payments under capital leases.............................            (88)            (17)
                                                            ------------------------------------

Net cash provided by (used in) financing activities.......         10,499            (562)
                                                            ------------------------------------

Net increase (decrease)  in cash and cash equivalents.....         11,127          (4,979)
Cash and cash equivalents at beginning of period..........         11,944          21,342
                                                            ------------------------------------

Cash and cash equivalents at end of period................  $      23,071       $  16,363
                                                            ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest....................................  $         317       $       1
                                                            ====================================

                             See accompanying notes.

                             Globecomm Systems Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                                   (Unaudited)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods have been included. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2000, or for any future period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

        The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 1999 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1999.

Reclassifications

        Certain balances in the second quarter of fiscal year ended June 30, 1999 have been reclassified to conform to the second quarter fiscal year ended June 30, 2000 and fiscal year ended June 30, 1999 presentation.

        In addition, $2.1 million of the proceeds from the sale of a minority interest in common stock of NetSat Express, Inc. ("NetSat Express"), a majority-owned subsidiary of the Company, during the first quarter of fiscal 2000 was reclassified during the second quarter of fiscal 2000 ended December 31, 1999 to reflect the value of the Technology Agreement entered into in connection with NetSat Express' common stock offering (see Note 4.
Subsidiary Equity Transactions).

Comprehensive Income

        The Company's comprehensive income (loss) for the three and six months ended December 31, 1999 and 1998, were equal to the respective net income (loss) for each of the respective periods presented.

Income Taxes

        A valuation allowance has been established to offset deferred tax assets primarily related to net operating loss carryforwards, as there is no assurance of future taxable income. Due to the gain on the sale of the subsidiary's common stock during the fiscal 2000 second quarter ended December 31, 1999, it is anticipated that the Company will realize taxable income for the fiscal 2000 year ended June 30, 2000. As such, the valuation allowance has been reduced accordingly.

2. Basic and Diluted Income (Loss) Per Share

        Basic income (loss) per share for the three months ended December 31, 1999 and 1998 and the six months ended December 31, 1999 and 1998 is based on the weighted-average number of common shares outstanding during the period. Diluted income per share for the three months ended December 31, 1999 and the six months ended December 31, 1999 included the effect of approximately 1,002,000 and 866,000 stock options and approximately 30,000 and 23,000 warrants, respectively. Diluted loss per share for the three months ended December 31, 1998 and the six months ended December 31, 1998 excluded the effect of approximately 119,000 and 235,000 stock options and no warrants, respectively, since the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

3. Inventories

Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value, less customer progress payments.

Inventory consists of the following:

                                             DECEMBER 31,     JUNE 30,
                                                1999           1999
                                             -------------------------
                                             (UNAUDITED)    (AUDITED)
                                                   (IN THOUSANDS)

Raw materials and component parts........    $      100       $     87
Work-in-progress.........................         8,469          9,975
                                             -------------------------
                                                  8,569         10,062
Less progress payments...................         3,737          3,643
                                             -------------------------
                                             $    4,832       $  6,419
                                             =========================

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

        On August 11, 1999, NetSat Express issued and sold 1,000,000 shares of its Series A Participating Preferred Stock ("Preferred Stock") for $5 per share and 2,000,000 shares of its common stock for $2.50 per share in a private offering yielding net proceeds of approximately $6,963,000, net of offering costs of approximately $937,000. In connection with the common stock offering NetSat Express entered into a Technology Agreement to purchase $5,000,000 of services from a company participating in the private common stock offering. As a result, the Company allocated $2.1 million from the proceeds of the common stock offering to the value of the Technology Agreement based on an independent valuation and classified such between current and non-current deferred liability at December 31, 1999 (see Note 1. Reclassifications). The Company's common stock ownership percentage in NetSat Express was reduced from approximately 95% to approximately 81% following the issuance and sale of the common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $1,700,000 reflecting the increase in its share of the net equity of NetSat Express as a result of the common stock offering and the $3,500,000 of additional capital contributed by the Company.

        The preferred stock has preference in liquidation and each share of preferred stock is convertible into one share of common stock at the option of the holder at any time, or automatically following the third anniversary of the date of issuance, or following the period of 180 days after an initial public offering ("IPO") plus sixty consecutive days on which the price per share of the common stock is equal to or greater than $7.5 per share.

        Prior to an IPO the holders of Preferred Stock shall be entitled to receive an annual dividend on the anniversary date of issuance equal to 0.166667 shares of common stock for each share of Preferred Stock until the third anniversary date of the Preferred Stock issuance provided that if the fair market value of the common stock issued as dividends is less than $2,500,000, the holders of the Preferred Stock will be entitled to receive a special dividend equal to the shortfall. Additionally, the holder of the Preferred Stock may purchase up to $5,000,000 in services from NetSat Express at cost, as defined in the agreement, and payment for such services, at the option of the holder, may be either in dollars or shares of the NetSat Express' common stock valued at fair market value. In connection with the sale of preferred stock and common stock, NetSat Express paid an investment advisor a fee of $500,000 and issued a warrant to purchase 200,000 shares of common stock at $3.00 per share which expires in five years.

         During October 1999, the Company and NetSat Express entered into a common stock purchase agreement with an investor to purchase 2,000,000 shares of NetSat Express common stock for $2.50 per share, of which 1,400,000 shares were purchased directly from the Company and 600,000 shares were issued and sold directly by NetSat Express, yielding net proceeds of approximately $4,935,000, net of offering costs of $65,000. As a result, the Company recorded a gain of approximately $2,353,000 from the sale of its 1,400,000 shares of NetSat Express common stock during the second quarter of fiscal 2000 ended December 31, 1999. The Company's common stock ownership percentage in NetSat Express was reduced from approximately 81% to approximately 68.5% following the issuance and sale of the NetSat Express common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $830,000 reflecting the increase in its share of the net equity of NetSat Express as a result of the common stock offering.

         On November 11, 1999, the Board of Directors of NetSat Express approved, effective on November 11, 1999, a 2-for-1 common stock split in the form of a stock dividend of NetSat Express. Accordingly, the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the stock dividend.

        In order to comply with NetSat Express' Amended and Restated Certificate of Incorporation to allow for the effectuation of a Preferred Stock dividend, NetSat Express intends to amend and restate the Amended and Restated Certificate of Incorporation to provide for a two-for-one stock split of its Preferred
Stock to be effected as a dividend of one share of Preferred Stock for each share of Preferred Stock outstanding.

5. Commitments and Contingencies

        In September 1999, NetSat Express signed a 15-year lease for satellite space segment on the SatMex 5 satellite. This satellite will provide NetSat Express the capability of providing its services to the Caribbean Islands and the North, South and Central America regions covered by the SatMex 5 satellite. In connection with this lease, NetSat Express recorded equipment under a capital lease of approximately $11,199,000 and the related current and long-tem portion of the capital lease obligation in the accompanying consolidated balance sheet. The annual lease payments for this capital lease is approximately $1,387,000, and has a total lease commitment of approximately $20.8 million over the 15-year lease term.


6. Segment Information

        The Company operates through two business segments. Its Ground Segment Systems and Networks Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and network solutions for the complex and changing communications requirements of its customers. The Company's ground segment systems typically consist of an earth station and ancillary subsystems such as microwave links for back-haul of traffic to a central office or generators for emergency power restoral. An earth station is an integrated system consisting of antennas, transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. Its Data Communications Services Segment, through its majority-owned NetSat Express subsidiary, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

    The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

The following is the Company's business segment information as of and for the three and six months ended December 31, 1999 and 1998:

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                        1999            1998            1999          1998
                                   -----------------------------    ---------------------------
                                           (IN THOUSANDS)                  (IN THOUSANDS)
                                             (UNAUDITED)                     (UNAUDITED)
Revenues:
  Ground Segment Systems and
  Networks......................   $     17,845      $  11,531      $    36,363    $    24,482
  Data Communications Services            2,300            351            4,089            693
  Intercompany eliminations.....         (2,772)             -           (3,654)             -
                                   -----------------------------    --------------------------
Total revenues..................   $     17,373      $  11,882      $    36,798    $    25,175
                                   -----------------------------    --------------------------
Income (loss) from operations:
  Ground Segment Systems and
  Networks......................   $         13      $    (862)     $       (79)   $    (2,469)
  Data Communications Services           (1,637)          (526)          (2,378)          (981)
Interest Income.................            277            272              448            610
Interest expense................           (258)             -             (317)             -
Gain on sale of subsidiary
common stock....................          2,353              -            2,353              -
Minority interests in operations
  of consolidated subsidiary....            538              -              614              -
Intercompany eliminations.......           (149)             -             (243)             -
                                   -----------------------------    --------------------------

Net income (loss)...............   $      1,137      $  (1,116)     $       398    $    (2,840)
                                   -----------------------------    --------------------------
Depreciation and amortization:
  Ground Segment Systems and
  Networks......................   $        374      $     323      $       752    $       647
  Data Communications Services              179             79              356            165
  Intercompany eliminations.....              1              -                -              -
                                   -----------------------------    --------------------------
Total depreciation and
  amortization..................   $        554      $     402      $     1,108    $       812
                                   -----------------------------    --------------------------

Expenditures for long-lived
  assets:
  Ground Segment Systems and
  Networks......................   $        572      $     759      $       689    $       876
  Data Communications Services            1,506            272            1,737            276
  Intercompany eliminations.....              4              -              (33)             -
                                   -----------------------------    --------------------------
Total expenditures for
  long-lived assets..............  $      2,082      $   1,031      $     2,393    $     1,152
                                   -----------------------------    --------------------------


                                                   DECEMBER 31,    JUNE 30,
                                                       1999         1999
                                                   (UNAUDITED)    (AUDITED)
                                                   -------------------------
                                                         (IN THOUSANDS)
Assets:
  Ground Segment Systems and Networks........      $   60,352     $   62,664
  Data Communications Services...............          25,466          3,200
  Intercompany eliminations..................          (9,928)        (7,854)
                                                   -------------------------
Total assets.................................      $   75,890     $   58,010
                                                   -------------------------

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

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 1999 and 1998

        Revenues. Revenues increased by $5.5 million, or 46.2%, to $17.4 million for the three months ended December 31, 1999 and increased by $11.6 million, or 46.2% to $36.8 million for the six months ended December 31, 1999 compared to $11.9 million and $25.2 million for the comparable three and six months ended December 31, 1998, repectively. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express. Although the Company experienced increased revenues for the three and six months ended December 31, 1999, the Company expects the trend in revenues that adversely affected its results of operations for the fiscal year ended June 30, 1999 to continue to adversely impact the Company. These trends include the difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these regions.

        Gross Profit. Gross profit increased by $0.8 million, or 47.0%, to $2.4 million, for the three months ended December 31, 1999 and increased by $1.7 million, or 50.9% to $4.9 million, for the six months ended December 31,

1999 from $1.6 million and $3.3 million for the comparable three and six months in the preceding year. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express. Gross profit as a percentage of revenues for the three months ended December 31, 1999 and 1998 were constant at 13.8 % and increased to 13.4% for the six months ended December 31, 1999 in comparison to 12.9% for the same six months ended in the preceding year. This increase is mainly attributable to an increase in the NetSat Express gross profit for the six months ended December 31, 1999 compared to the comparable period in the prior year.

        Network Operations. Network operations expenses increased by $0.3 million or 317.0%, to $0.4 million for the three months ended December 31, 1999 and increased by $0.5 million, or 252.0% to $0.7 million, for the six months ended December 31, 1999 compared to $0.1 million and $0.2 million for the comparable three and six months ended December 31, 1998. The increase is due to the continuing expansion of NetSat Express' Network Operations Center and related expenses to support the increasing service base.

        Selling and Marketing. Selling and marketing expenses increased by $0.1 million or 6.8%, to $1.4 million for the three months ended December 31, 1999 and increased by $0.1 million, or 4.4% to $2.4 million, for the six months ended December 31, 1999 compared to $1.3 million and $2.3 million for the comparable three and six months ended December 31, 1998. This slight increase is attributable to an increase in NetSat Express sales and marketing efforts.

        Research and Development. Research and development expenses remained relatively consistent for the three months ended December 31, 1999 and 1998 and decreased by $0.2 million, or 35.5% to $0.4 million for the six months ended December 31, 1999 compared to $0.6 million for the six months ended December 31, 1998. This decrease is due to the Company reducing research and development efforts in the first quarter ended September 30, 1999.

        General and Administrative. General and administrative expenses increased by $0.8 million or 55.9%, to $2.1 million for the three months ended December 31, 1999 and increased by $1.5 million, or 54.9% to $4.1 million, for the six months ended December 31, 1999 compared to $1.4 million and $2.7 million for the comparable three and six months ended December 31, 1998. General and administrative expenses as a percentage of revenues increased to 12.3% from 11.5% for the three months ended December 31, 1999 and 1998, respectively and 11.2% from 10.6% for six months ended December 31, 1999 and 1998, respectively. The increase in general and administrative expenses for the three months and six months ended mainly resulted from an increase in NetSat Express personnel and related expenses.

        Terminated Acquisition. Terminated acquisition costs of approximately $1.0 million for the six months ended December 31, 1998 relate to certain legal, accounting and other expenses associated with the termination of a proposed acquisition of a mobile satellite communications business during the first quarter ended September 30, 1998 due to the determination that such acquisition was not in the best interest of the Company's stockholders.

        Interest Income. Interest income remained relatively consistent at $0.3 million for the three months ended December 31, 1999 and 1998 and decreased by $0.2 million, or 26.6% to $0.4 million for the six months ended December 31, 1999 compared to $0.6 million for the six months ended December 31, 1998. This decrease was primarily due to the reduction of cash and cash equivalents during the first quarter ended September 30, 1999 compared to same period in the prior year.

        Interest Expense. Interest expense was $0.3 million for the three and six months ended December 31, 1999 and minimal for the comparable periods in the prior year. This increase relates to NetSat Express 15-year capital lease entered into in September 1999 for satellite space segment on the SatMex 5 satellite.

        NetSat Express. The Company's consolidated subsidiary, NetSat Express, experienced an increase in revenues of $1.6 million or 448.2%, to $1.9 million for the three months ended December 31, 1999 and increased by $2.9 million, or 420.5% to $3.6 million, for the six months ended December 31, 1999 compared to $0.4 million and $0.7 million for the comparable three and six months ended December 31, 1998. The increase resulted from additional service and hardware revenues derived from new and existing Access Plus customers. The loss from operations associated with NetSat Express increased by $1.1 million or 206.5%, to $1.6 million for the three months ended December 31, 1999 and increased by

$1.4 million, or 142.8% to $2.4 million, for the six months ended December 31, 1999 compared to $0.5 million and $1.0 million for the comparable three and six months ended December 31, 1998. The increase was primarily associated with an increase in general and administrative expenses due to an increase in NetSat Express personnel and the related expenses and an increase in network operation expenses.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company had working capital of $29.7 million, including cash and cash equivalents of $23.1 million, restricted cash of $0.8 million, accounts receivable of $15.4 million, inventories of $4.8 million and prepaid and other current assets of $1.7 million, offset by $11.7 million in accounts payable and $4.4 million in accrued expenses and other current liabilities.

         Several factors had an effect on the Company's liquidity during the six months ended December 31, 1999. First, the Company used approximately $3.1 million for operating activities, which primarily relates to a decrease in accounts payable of $7.1 million reflecting the timing of a large payment to a major vendor and a gain on sale of subsidiary common A stock of $2.4 million, offset by a decrease in accounts receivable of $2.6 million due to timing of receipts from customers, a decrease in inventory of $1.6 million due to an increase in shipments and an increase in the deferred liability of $2.1 due to the Technology Agreement entered into in connection with NetSat Express private placement of common stock.

        The second factor affecting liquidity during the six months ended December 31, 1999 was the Company's financing activities. In August 1999, NetSat Express completed a private placement of common and preferred stock yielding net proceeds of approximately $7.0 million, net of issuance costs. These proceeds will be used to fund NetSat Express' operations, expand marketing initiatives, engineering efforts and fund capital expansion. In October 1999, the Company and NetSat Express entered into a common stock purchase agreement with an investor to purchase two million shares of NetSat Express common stock of which 1,400,000 shares were purchased directly from the Company (see investing activities below) and 600,000 shares were issued and sold directly by NetSat Express for $1.5 million. The net proceeds received by NetSat Express of $1.4 million, net of issuance costs, are intended to be used to fund operations, expand marketing initiatives, engineering efforts and fund capital expansion. Management anticipates that NetSat Express will experience negative cash flow due to the capital investment required for continued development of its operations and continued loss from operating activities for an extended period of time. In addition, during the six months ended December 31, 1999, the Company received $2.1 million in proceeds from the exercise of stock options.

     The third factor affecting liquidity during the six months ended December 31, 1999, was the Company's investing activities. During the six months ended December 31, 1999, the Company purchased $2.4 million in fixed assets, restricted cash decreased $2.7 million due to the expiration of a letter of credit and the redemption of a certificate of deposit held as collateral, and the Company received $3.5 million of net proceeds from the sale of the 1,400,000 shares of NetSat Express common stock which are intended to be used for general corporate purposes.

    The Company has a $9.0 million credit facility consisting of a $5.0 million secured domestic line of credit and a $4.0 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate (8.5% as of December 31, 1999) plus 1.0% per annum and is collateralized by a first security interest on all the Company's assets. No amounts are outstanding under this credit facility as of February 4, 2000.

    The Company expects that its cash and working capital requirements for its operating activities will continue to increase as the Company expands its operations.

    The Company's future capital requirements will depend upon many factors, including the success of the Company's marketing efforts in the ground segment systems, networks, and enterprise service solutions business, and the satellite-delivered data communications services business, the nature and timing of customer orders, the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the extent to which it must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements through December 31, 2000. However, no assurance can be given that there will be no change that would consume available resources significantly before such time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. If adequate funds are not available, the Company will be required to delay, scale back or eliminate certain of its operating activities, including without limitation, the timing and extent of its marketing programs, the extent and timing of hiring additional personnel and its research and development activities and operating activities of NetSat Express. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

YEAR 2000. Prior to January 1, 2000, there were uncertainties regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit fields used by many systems. The Company had conducted a Year 2000 Compliance Plan to ensure readiness of its information technology and non-information technology systems requiring modification or conversion, and supplier facilities and other operations (such as financial and banking systems). Most reports to date are that the Company's computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems.

Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in sales of the Company's products, an increase in allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems.

CERTAIN BUSINESS CONSIDERATIONS

RISK FACTORS

HISTORY OF NET LOSSES AND ACCUMULATED DEFICIT

    The Company has incurred significant net losses since its inception. The Company has financed its operations to date primarily from the sale of equity securities and, to a lesser degree, from stockholder loans. The Company generated its first revenue from its ground segment systems, and networks business in June 1995 and has generated only minimal revenues from its satellite-delivered data communications services business, which commenced operations in July 1996. The Company has incurred net losses since inception and has incurred net losses of $8.2 million, $0.5 million and $2.7 million during the fiscal years ended June 30, 1999, 1998 and 1997, respectively (which amounts for fiscal years ended June 30, 1999, 1998 and 1997 include net losses of $2.3 million, $1.7 million and $1.5 million, respectively for NetSat Express' satellite-delivered data communication services business) and will incur further losses as it attempts to expand its businesses. The Company's ability to expand its ground segment systems, and networks, and enterprise service solutions business and satellite-delivered data communication services business and generate additional revenues and positive operating and net income is dependent, in large part, on its ability to obtain new contracts and the profitability of such contracts, and there can be no assurance that the Company will generate significant additional revenues or report quarterly or annual positive operating or net income. As of December 31, 1999, the Company had an accumulated deficit of $14.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

INHERENT RISK OF INTERNATIONAL OPERATIONS

    The Company anticipates that foreign sales will continue to account for a significant portion of total revenues in the foreseeable future. The Company's foreign sales are generally denominated in U.S. dollars. Consequently, the decrease in the value of foreign currencies relative to the U.S. dollar, such as the currency devaluations in the Pacific Rim region, Russia and other international currencies, has adversely affected and may continue to adversely affect the demand for the Company's ground segment systems, and networks, and enterprise network service solutions business and satellite-delivered data communication services business by increasing the price of the Company's products and services in the currency of the countries in which they are sold. The economic and monetary crisis in the Pacific Rim countries, including Korea, Malaysia, Thailand, Philippines, Indonesia and other countries in the region, as well as the economic and monetary declines in Russia, has resulted in a decreased demand in such countries and other foreign regions for capital equipment such as the ground segment systems, and networks, and enterprise network service solutions supplied by the Company and NetSat Express' satellite-delivered data communications services. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings received by the Company from these and other foreign regions have adversely effected the Company's results of operations for the fiscal year ended June 30, 1999 and the six months ended December 31, 1999 and the Company expects that these negative trends will continue to adversely impact it. Additional risks inherent to the Company's international business activities include various and changing regulatory requirements, costs and risks of relying upon local subcontractors for the installation of its ground segment systems, and networks, and enterprise network service solutions, increased sales and marketing expenses, availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies, which are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

QUARTERLY FLUCTUATIONS

    The Company may continue to experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including the timing of the initiation and completion of contracts, delays in the booking of new contracts, the demand for the Company's ground segment systems, and networks, and enterprise network service solutions and NetSat Express' satellite-delivered data communications, the introduction of new or enhanced products and services by the Company or NetSat Express or their competitors, market acceptance of new products and services, the mix of revenues between custom-built satellite communications systems and networks designed for its customers and standard installations provided to its customers, the growth of demand for Internet infrastructure-based products and services in developing countries, the timing of significant marketing programs, the extent and timing of the hiring of additional personnel, operating expenses incurred in connection with NetSat Express, competitive conditions in the industry and general economic conditions in the U.S. and abroad, such as the difficult economic conditions and currency devaluations in the Pacific Rim region, Russia and other international markets which have adversely impacted, and may continue to, adversely impact the Company's quarterly results. See "Inherent Risk of International Operations". Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock.

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

ADDITIONAL FINANCING REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company has incurred negative cash flows from operations in each year since its inception. The Company expects that its cash and working capital requirements for its operating activities will continue to increase as the Company expands its operations. The Company anticipates that its capital resources are adequate to satisfy its capital requirements through December 31, 2000 at its current level of operations. However, no assurance can be given that there will be no change that would consume available resources significantly before such time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. If adequate funds are not available, the Company will be required to delay, scale back or eliminate certain of its operating activities, including without limitation, the timing and extent of its marketing programs, the extent and timing of hiring additional personnel and its research and development activities and operating activities of NetSat Express. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

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

    Because the Company intends to provide its satellite-delivered data communications services almost entirely in developing markets where the Company has little or no market experience, the Company will also be dependent on local partners in such markets to provide marketing expertise and knowledge of the local regulatory environment in order to facilitate the acquisition of necessary licenses and access to existing customers. The Company's failure to form and maintain alliances with local partners, or the preemption or disruption of such alliances by the actions of the Company's competitors or otherwise, would adversely affect the Company's ability to penetrate and compete successfully in such emerging markets. There can be no assurance that the Company will be able to compete successfully in the future in such markets or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

TRANSPONDER SPACE ON SATELLITES

    The Company leases transponder space on satellites in order to provide telecommunications and internet services to its customers. The supply of transponder space serving a geographic region on earth is limited by the number of satellites that are orbiting that geographic region. If companies that own and deploy satellites in orbit underestimate the demand for transponder space in a given geographic area or they are simply unable to build and launch enough satellites to keep up with increasing demand, the price for leasing transponder space could rise, increasing our cost of operations, or the Company may not be able to lease enough transponder space to meet the demands of its customers. The Company currently anticipates that the rapid growth in the demand for satellite based communications could lead to a short-term shortage of transponder space. A shortage could have a material adverse effect on the Company's financial condition, results of operation and business.

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

YEAR 2000 COMPLIANCE

    Prior to January 1, 2000, there were uncertainties regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit fields used by many systems. The Company had conducted a Year 2000 Compliance Plan to ensure readiness of its information technology and non-information technology systems requiring modification or conversion, and supplier facilities and other operations (such as financial and banking systems). Most reports to date are that the Company's computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems.

    Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in sales of the Company's products, an increase in allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company is also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from each of its earth stations. These regulations, as well as local land use regulations restrict the Company's ability to choose where it may locate its earth stations.

    NetSat Express does not currently hold and FCC licenses, permits or authorizations, nor does it currently provide any FCC regulated services. Therefore, it is not subject to the rules and regulations of the FCC. However, NetSat Express may hold such licenses, permits or authorizations, or provide such services in the future, and would then be required to comply with the FCC requirements mentioned herein.

    The Company currently provide services to its customers on a private carrier basis and not as a common carrier. However, the Company does have FCC authority to operate as a common carrier, if it choose to do so. If the Company's business methods or the federal regulatory structure were to change such that operating as a common carrier becomes desirable, the Company would be required to comply with the FCC's requirements for common carriers. Such requirements include, filing tariffs setting forth our rates and service terms, being forbidden from unjust and unreasonable discrimination among customers, notifying the FCC before discontinuing service, and complying with FCC equal employment opportunity (EEO) regulations and reporting requirements.

    The Company not currently provide telecommunications services between points in the same state and so are exempt from state regulation of its services, but could become subject to state telecommunications regulations if it did provide certain intrastate services which it does not presently provide.

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

    Regulatory schemes in countries in which the Company may seek to provide its satellite-delivered data communications services may impose impediments on the Company's operations. Certain countries in which the Company intends to operate have telecommunications laws and regulations that do not currently contemplate technical advances in broadcast technology such as Internet/intranet transmission by satellite. There can be no assurance that the present regulatory environment in any such country will not be changed in a manner, which may have a material adverse impact on the Company's business. The Company or its local partners typically must obtain authorization for each country in which the Company provides its satellite-delivered data communications services. Although the Company believes that it or its local partners will be able to obtain the requisite licenses and approvals from the countries in which the Company intends to provide service, the regulatory schemes in each country are different and thus there may be instances of noncompliance of which the Company is not aware. Although the Company believes these regulatory schemes will not prevent the Company from pursuing its business plan, there can be no assurance such licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis or at all, in all jurisdictions in which the Company wishes to offer its services or that restrictions applicable thereto will not be unduly burdensome.

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

    All telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services; and certain telecommunications services are subject to special taxation and to contribution requirements to support services to special groups, such as persons with disabilities. The Company's services may be subject to new or increased taxes and contribution requirements that could affect its profitability, particularly if it is unable to pass them through to customers for either competitive or regulatory reasons.

    Internet services are currently exempt from charges that long distance telephone companies pay for access to the networks of local telephone companies in the U.S. Efforts have been made from time to time, and may be made again in the future, to eliminate this exemption. If these access charges are imposed on telephone lines used to reach Internet service providers, and/or if flat rate telephone services for Internet access are eliminated or curtailed, the cost to customers who access the Company's satellite facilities using telephone company-provided facilities could increase to an extent that could discourage the demand for the Company's services. Likewise, the demand for its services in other countries may be affected by the availability and cost of local telephone or other telecommunications facilities to reach its facilities.


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

    The Company has filed applications for trademark registration of Globecomm Systems Inc. in the United States and various other countries, has received trademark registrations for NetSat Express in the United States, the European Community, Russia, and Brazil. The Company has also received trademark registrations in the United States for MBB2001 and CTF2001. The Company intends to seek registration of other trademarks and service marks in the future. The Company cannot assure you that registrations will be granted from any of its pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

    The Company cannot be certain that its products, services, technologies, and advertising its employs in its business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of business. The Company may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against the Company may result in substantial monetary liability and/or may have a material adverse effect on the Company's financial condition and business.

RISK OF CONCENTRATED OWNERSHIP

    As of February 4, 2000, the Company's officers and directors, and their affiliates beneficially own approximately 1.8 million shares, constituting approximately 18% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

    The Company's objective to managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, the Company utilizes from time to time foreign currency forward contracts to hedge its exposure on firm commitments denominated in foreign currency. As of December 31, 1999, the Company had no such foreign currency forward contracts.

    The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under its current positions, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The Company's Annual Meeting of Stockholders was held on November 17, 1999 (the "Annual Meeting").

    (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

         (i) The following individuals were elected by the Stockholders to serve as Directors:

    Board Member                 In Favor           Against
    ------------                 --------           -------
    BenjaminDuhov               7,912,002           5,250
    Herman Fialkov              7,912,002           5,250
    David E. Hershberg          7,912,002           5,250
    Kenneth A. Miller           7,912,002           5,250
    A. Robert Towbin            7,912,002           5,250
    C.J. Waylan                 7,912,002           5,250
    Donald G. Woodring          7,912,002           5,250
    Stephen C. Yablonski        7,912,002           5,250

         (ii) The appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending June 30, 2000 was voted voted upon as follows: 7,903,490 shares in favor; 7,606 shares against; and 6,156 shares abstaining.

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

4.2 See Exhibits 3.1 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No.
            333-22425 (the "Registration Statement")).

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

10.12       1997 Stock Incentive Plan (incorporated by reference to exhibit
            99.1 of the S-8 Registration Statement).

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

10.18 Common Stock Purchase Agreement dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems, Inc. and Reuters Holdings Switzerland SA (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1999).

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


                                             GLOBECOMM SYSTEMS INC.
                                             ----------------------
                                                  (Registrant)


Date: February 10, 2000                      /s/ David E. Hershberg
                                             ----------------------

                                             David E. Hershberg
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors


Date: February 10, 2000                      /s/ Andrew C. Melfi
                                             -------------------

                                             Andrew C. Melfi
                                             Vice President and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)