Form 10-Q/A
period 1999-12-31
GLOBECOMM SYSTEMS INC
filed 2000-03-02
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q/A amends and restates in its entirety the text of (i) the Overview of Management's Discussion and Analysis in
Item 2 of Part I, (ii) the Impact of Year 2000 disclosure in Item 2 of Part I, and (iii) Certain Business Considerations in Item 2 of Part I. This Quarterly Report on Form 10-Q/A restates the remaining text of the Form 10-Q filed with the Commission on February 10, 2000 in its entirety.

                             GLOBECOMM SYSTEMS INC.

                   Index to the December 31, 1999 Form 10-Q/A



                                                                                                               Page
                                                                                                               ----
                                            Part I -- Financial Information

Item 1.  Consolidated Financial Statements ...................................................................... 3

         Consolidated Balance Sheets -- As of December 31, 1999 and June 30, 1999................................ 3

         Consolidated Statements of Operations -- For the three and six months ended
             December 31, 1999 and 1998.......................................................................... 5

         Consolidated Statement of Changes in Stockholders' Equity -- For the six months ended December 31, 1999............................................................................. 6

         Consolidated Statements of Cash Flows -- For the six months ended December 31, 1999 and 1998............................................................................................ 7

         Notes to Consolidated Financial Statements.............................................................. 8

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................24



                                            Part II -- Other Information

Item 1.  Legal Proceedings.......................................................................................25

Item 2.  Changes in Securities and Use of Proceeds...............................................................25

Item 3.  Defaults Upon Senior Securities.........................................................................25

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................25

Item 5.  Other Information.......................................................................................25

Item 6.  Exhibits and Reports on Form 8-K........................................................................25

         Signatures..............................................................................................27


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS .


                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  DECEMBER 31,        JUNE 30,
                                                                  ------------        --------
                                                                      1999              1999
                                                                      ----              ----
                                                                  (UNAUDITED)            (1)
ASSETS
Current assets:
  Cash and cash equivalents.................................        $ 23,071          $ 11,944
  Restricted cash...........................................             832             3,486
  Accounts receivable, net..................................          15,419            18,147
  Inventories, net..........................................           4,832             6,419
  Prepaid expenses and other current assets.................           1,685             1,207
                                                                    --------          --------
Total current assets........................................          45,839            41,203

Fixed assets, net...........................................          25,250            12,684
Investments.................................................           2,961             2,961
Other assets, net...........................................           1,840             1,162
                                                                    --------          --------
Total assets................................................        $ 75,890          $ 58,010
                                                                    ========          ========

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,         JUNE 30,
                                                                                               ------------         --------
                                                                                                   1999               1999
                                                                                                   ----               ----
                                                                                               (UNAUDITED)             (1)
LIABILITIES AND STOCKHOLDERS' EQUITY/CURRENT LIABILITIES:
  Accounts payable........................................................................        $ 11,672          $ 18,749
  Deferred revenue........................................................................             591               299
  Accrued payroll and related fringe benefits.............................................             676               859
  Accrued commissions.....................................................................              14                72
  Other accrued expenses..................................................................           2,349             1,774
  Deferred liability......................................................................             420                 -
  Capital lease obligations...............................................................             375                 -
                                                                                                  --------          --------
Total current liabilities.................................................................          16,097            21,753

Capital lease obligations, less current...................................................          10,736                 -

Deferred liability, less current..........................................................           1,680                 -

Minority interests in consolidated subsidiary.............................................           1,962                 -

Series A Participating Preferred stock of consolidated subsidiary, at redemption
 value....................................................................................           5,000                 -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares authorized:
   Class A Convertible, shares authorized, issued and outstanding: none at
   December 31, 1999 and June 30, 1999....................................................               -                 -
   Class B Convertible, shares authorized, issued and outstanding: none at
   December 31, 1999 and June 30, 1999....................................................               -                 -
   Series A Junior Participating, shares authorized, issued and outstanding:  none at
   December 31, 1999 and June 30, 1999....................................................               -                 -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
   9,712,988 at December 31, 1999 and 9,365,489 at June 30, 1999..........................              10                 9
  Additional paid-in capital..............................................................          55,781            52,061
  Accumulated deficit.....................................................................         (14,319)          (14,717)
  Deferred compensation...................................................................            (255)             (293)
  Treasury stock at cost, 139,638 shares at December 31, 1999 and June 30, 1999...........            (803)             (803)
                                                                                                  --------          --------
Total stockholders' equity................................................................          40,414            36,257
                                                                                                  --------          --------

Total liabilities and stockholders' equity................................................        $ 75,890          $ 58,010
                                                                                                  ========          ========

                             See accompanying notes.

----------
(1) The consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                     ------------------                           ----------------
                                             DECEMBER 31,         DECEMBER 31,             DECEMBER 31,        DECEMBER 31,
                                                 1999                 1998                     1999                1998
                                             ------------         ------------             ------------        ------------
Revenues..............................         $ 17,373            $ 11,882                 $ 36,798              $ 25,175
Costs of revenues.....................           14,968              10,246                   31,885                21,919
                                               --------            --------                 --------              --------
Gross profit..........................            2,405               1,636                    4,913                 3,256
                                               --------            --------                 --------              --------
Operating expenses:
      Network operations................            442                 106                      718                   204
      Selling and marketing.............          1,381               1,293                    2,426                 2,324
      Research and development..........            225                 259                      355                   550
      General and administrative........          2,130               1,366                    4,114                 2,656
      Terminated acquisition costs......              -                   -                        -                   972
                                               --------            --------                 --------              --------
Total operating expenses..............            4,178               3,024                    7,613                 6,706
                                               --------            --------                 --------              --------
Loss from operations..................           (1,773)             (1,388)                  (2,700)               (3,450)
Other income (expense):
      Interest income...................            277                 272                      448                   610
      Interest expense..................           (258)                  -                     (317)                    -
      Gain on sale of subsidiary's
       common stock.....................          2,353                   -                    2,353                     -
                                               --------            --------                 --------              --------
Income (loss) before minority interests.            599              (1,116)                    (216)               (2,840)
Minority interests in operations of
 consolidated subsidiary................            538                   -                      614                     -
                                               --------            --------                 --------              --------
Net income (loss).......................       $  1,137            $ (1,116)                $    398              $ (2,840)
                                               ========            ========                 ========              ========

Basic net income (loss) per common share       $   0.12            $  (0.12)                $    .04              $  (0.31)
                                               ========            ========                 ========              ========
Diluted net income (loss) per common
 share..................................       $   0.11            $  (0.12)                $    .04              $  (0.31)
                                               ========            ========                 ========              ========
Weighted-average shares used in the
 calculation of net income (loss) per
 common share:

   Basic..............................            9,266               9,092                    9,268                 9,127
                                               ========            ========                 ========              ========
   Diluted............................           10,298               9,092                   10,157                 9,127
                                               ========            ========                 ========              ========



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     COMMON STOCK   ADDITIONAL                              TREASURY STOCK         TOTAL
                                    -------------    PAID-IN   ACCUMULATED    DEFERRED     -----------------    STOCKHOLDERS'
                                    SHARES AMOUNT    CAPITAL     DEFICIT    COMPENSATION   SHARES     AMOUNT       EQUITY
                                    ------ ------    -------     -------    ------------   ------     ------       ------

Balance at June 30, 1999..........  9,365   $  9     $ 52,061   $ (14,717)     $ (293)       140      $ (803)     $ 36,257
Net proceeds from issuance of
 consolidated subsidiary's common
 stock............................                      3,398                                                        3,398
Minority interests resulting
 from issuance of consolidated
 subsidiary's common stock........                     (1,903)                                                      (1,903)
Proceeds from exercise of stock
 options..........................    334      1        2,069                                                        2,070
Issuance of common stock in
 connection with employee stock
 purchase plan....................     14                 119                                                          119
Options granted to employees
 and directors....................                         37                                                           37
Amortization of deferred
 compensation.....................                                                 38                                   38
Net income.....................                                       398                                              398
                                    -----   ----     --------   ---------      ------        ---      ------      --------
Balance at December  31, 1999..     9,713   $ 10     $ 55,781   $ (14,319)     $ (255)       140      $ (803)     $ 40,414
                                    =====   ====     ========   =========      ======        ===      ======      ========


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                  1999               1998
                                                                               ------------      ------------
OPERATING ACTIVITIES:
Net income (loss)......................................................         $     398          $  (2,840)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization......................................             1,108                812
    Stock compensation expense.........................................                75                 37
    Provision (credit) for doubtful accounts...........................               153                (13)
    Minority interests in operations of consolidated subsidiary........              (614)                 -
    Gain on sale of subsidiary's common stock..........................            (2,353)                 -
    Changes in operating assets and liabilities:
       Accounts receivable, net........................................             2,575               (150)
       Inventories, net................................................             1,238               (980)
       Prepaid expenses and other current assets.......................              (478)              (218)
       Other assets....................................................              (760)               (24)
       Accounts payable................................................            (7,077)             1,962
       Deferred revenue................................................               292                 (8)
       Accrued payroll and related fringe benefits.....................              (183)              (218)
       Accrued commissions and other accrued expenses..................               393                305
       Deferred liability..............................................             2,100                  -
                                                                                ---------          ---------

Net cash used in operating activities..................................            (3,133)            (1,335)
                                                                                ---------          ---------
INVESTING ACTIVITIES:
Purchases of investments...............................................                 -             (1,559)
Purchases of fixed assets..............................................            (2,393)            (1,152)
Restricted cash........................................................             2,654               (371)
Proceeds from sale of consolidated subsidiary's common stock...........             3,500                  -
                                                                                ---------          ---------
Net cash provided by (used in) investing activities....................             3,761             (3,082)
                                                                                ---------          ---------

FINANCING ACTIVITIES:
Proceeds from sale of consolidated subsidiary common stock, net of
 issuance costs of $1,002..............................................             3,398                  -
Proceeds from sale of consolidated subsidiary's preferred stock........             5,000                  -
Proceeds from exercise of stock options................................             2,070                  -
Proceeds from sale of common stock in connection with employee stock
 purchase plan.........................................................               119                  -
Purchases of treasury stock............................................                 -               (545)
Payments under capital leases..........................................               (88)               (17)
                                                                                ---------          ---------
Net cash provided by (used in) financing activities....................            10,499               (562)
                                                                                ---------          ---------
Net increase (decrease)  in cash and cash equivalents..................            11,127             (4,979)
Cash and cash equivalents at beginning of period.......................            11,944             21,342
                                                                                ---------          ---------
Cash and cash equivalents at end of period.............................         $  23,071          $  16,363
                                                                                =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.................................................         $     317          $       1
                                                                                =========          =========

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


2. Basic and Diluted Income (Loss) Per Share

         Basic income (loss) per share for the three months ended December 31, 1999 and 1998 and the six months ended December 31, 1999 and 1998 is based on the weighted-average number of common shares outstanding during the period. Diluted income per share for the three months ended December 31, 1999 and the six months ended

December 31, 1999 include the effect of approximately 1,002,000 and 866,000 stock options and approximately 30,000 and no warrants, respectively. Diluted loss per share for the three months ended December 31, 1998 and the six months ended December 31, 1998 excluded the effect of approximately 119,000 and 235,000 stock options and approximately 23,000 warrants, respectively since the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

3. Inventories

Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value, less customer progress payments.

Inventory consists of the following:

                                                  DECEMBER 31,       JUNE 30,
                                                      1999            1999
                                                  ------------       --------
                                                  (UNAUDITED)        (AUDITED)
                                                        (IN THOUSANDS)

  Raw materials and component parts............      $   100         $     87
  Work-in-progress.............................        8,469            9,975
                                                     -------         --------
                                                       8,569           10,062
  Less progress payments.......................        3,737            3,643
                                                     -------         --------
                                                     $ 4,832         $  6,419
                                                     =======         ========


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

         During October 1999, the Company and NetSat Express entered into a common stock purchase agreement with an investor to purchase 2,000,000 million shares of NetSat Express common stock for $2.50 per share, of which 1,400,000 shares were purchased directly from the Company and 600,000 shares were issued and sold directly by NetSat Express, yielding net proceeds of approximately $4,935,000, net of offering costs of $65,000. As a result, the Company recorded a gain of approximately $2,353,000 from the sale of its 1,400,000 shares of NetSat Express common stock during the second quarter of fiscal 2000 ended December 31, 1999. The Company's common stock ownership percentage in NetSat Express was reduced from approximately 81% to approximately 68.5% following the issuance and sale of the NetSat Express common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $830,000 reflecting the increase in its share of the net equity of NetSat Express as a result of the common stock offering.

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

5. Commitments and Contingencies

         In September, 1999, NetSat Express signed a 15-year lease for satellite space segment on the SatMex 5 satellite. This satellite will provide NetSat Express the capability of providing its services to the Caribbean Islands and the North, South and Central America regions covered by the SatMex 5 satellite. In connection with this lease, NetSat Express recorded equipment under a capital lease of approximately $11,199,000 and the related current and long-tem portion of the capital lease obligation in the accompanying consolidated balance sheet. The annual lease payments for this capital lease is approximately $1,387,000, and has a total lease commitment of approximately $20.8 million over the 15-year lease term.

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

The following is the Company's business segment information as of and for the three and six months ended December 31, 1999 and 1998:

                                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     ------------------                       ----------------
                                             DECEMBER 31,         DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                 1999                 1998                 1999                1998
                                             ------------         ------------         ------------        ------------
                                                      (IN THOUSANDS)                           (IN THOUSANDS)
                                                        (UNAUDITED)                              (UNAUDITED)
Revenues:
   Ground Segment Systems and Networks...     $ 17,845             $ 11,531              $ 36,363            $ 24,482
   Data Communications Services..........        2,300                  351                 4,089                 693
   Intercompany eliminations.............       (2,772)                   -                (3,654)                  -
                                              --------             --------              --------            --------
Total revenues...........................     $ 17,373             $ 11,882              $ 36,798            $ 25,175
                                              ========             ========              ========            ========

Income (loss) from operations:
   Ground Segment Systems and Networks...     $     13             $   (862)             $    (79)           $ (2,469)
   Data Communications Services..........       (1,637)                (526)               (2,378)               (981)
Interest Income..........................          277                  272                   448                 610
Interest expense.........................         (258)                   -                  (317)                  -
Gain on sale of subsidiary common stock..        2,353                    -                 2,353                   -
Minority interests in operations of
 consolidated subsidiary.................          538                    -                   614                   -
Intercompany eliminations................         (149)                   -                  (243)                  -
                                              --------             --------              --------            --------

Net income (loss)........................     $  1,137             $ (1,116)             $    398            $ (2,840)
                                              ========             ========              ========            ========

Depreciation and amortization:
   Ground Segment Systems and Networks...     $    374             $    323              $    752            $    647
   Data Communications Services..........          179                   79                   356                 165
   Intercompany eliminations.............           1                     -                    -                   -
                                              --------             --------              --------            --------
Total depreciation and amortization......     $    554             $    402              $  1,108            $    812
                                              ========             ========              ========            ========

Expenditures for long-lived assets:
   Ground Segment Systems and Networks...     $    572             $    759              $    689            $    876
   Data Communications Services..........        1,506                  272                 1,737                 276
   Intercompany eliminations.............            4                    -                   (33)                  -
                                              --------             --------              --------            --------
Total expenditures for long-lived
 assets..................................     $  2,082             $  1,031              $  2,393            $  1,152
                                              ========             ========              ========            ========


                                                             DECEMBER 31,           JUNE 30,
                                                                 1999                 1999
                                                             (UNAUDITED)           (AUDITED)
                                                             -----------           ---------
                                                                     (IN THOUSANDS)
Assets:
  Ground Segment Systems and Networks.............            $  60,352            $  62,664
  Data Communications Services....................               25,466                3,200
  Intercompany eliminations.......................               (9,928)              (7,854)
                                                              ---------            ---------
Total assets......................................            $  75,890            $  58,010
                                                              =========            =========

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

OVERVIEW

         Since our inception, substantially all of our revenue has been generated by our ground segment systems and networks and communications services business. Contracts for these ground segment systems and networks and communications services have been fixed-price contracts in virtually all cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business may at times be concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations. The period from contract award through installation of ground segment systems and networks and communications services supplied by us generally requires from three to 12 months. We use the percentage of completion method of accounting for contract revenues, upon the achievement of various milestones. Accordingly, most of the revenue from sales of products is typically recognized when the product is shipped, with the balance recognized at the time of acceptance by the customer. Revenues from providing satellite-based communications services are recognized at the time the service is performed. Costs of revenues are generally recorded based on the relationship of the amount of projected final costs to the percentage of revenue recorded for the specific contract.

         Costs of revenues consist primarily of the costs of purchased material, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. In addition, cost of revenues relating to Internet access service fees consists primarily of satellite space segment charges and Internet connectivity fees. Network operations expenses consist primarily of costs associated with the operation of NetSat Express' network operations center on a twenty-four hour a day, seven day a week basis including personnel and related costs. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with our management, accounting, contract and administrative functions. We anticipate that research and development will increase and network operations, selling and marketing and general and administrative expenses will continue to increase during the next several years due to expected increases in personnel and related expenses to support our increasing service base.

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

     Several factors had an effect on the Company's liquidity during the six months ended December 31, 1999. First, the Company used approximately $3.1 million for operating activities, which primarily relates to a decrease in accounts payable of $7.1 million reflecting the timing of a large payment to a major vendor and a gain on sale of subsidiary common stock of $2.4 million, offset by a decrease in accounts receivable of $2.6 million due to timing of receipts from customers, a decrease in inventory of $1.6 million due to an increase in shipments and an increase in the deferred liability of $2.1 due to the Technology Agreement entered into in connection with NetSat Express private placement of common stock.

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

     The Company's future capital requirements will depend upon many factors, including the success of the Company's marketing efforts in the ground segment systems and networks and communications services businesses, the nature and timing of customer orders, the extent to which it is able to locate additional strategic suppliers in whose technology it wishes to invest, the extent to which it must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, the Company believes that its existing capital resources will be sufficient to meet its capital requirements through December 31, 2000. However, no assurance can be given that there will be no change that would consume available resources significantly before such time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of existing stockholders of the Company. If adequate funds are not available, the Company will be required to delay, scale back or eliminate certain of its operating activities, including without limitation, the timing and extent of its marketing programs, the extent and timing of hiring additional personnel and its research and development activities and operating activities of NetSat Express. No assurance can be given that additional financing will be available to the Company on acceptable terms, or at all.

IMPACT OF YEAR 2000

         In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. We incurred minimal costs during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


CERTAIN BUSINESS CONSIDERATIONS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $2.7 million during the fiscal year ended June 30, 1997, $0.5 million during the fiscal year ended June 30, 1998, and $8.2 million during the fiscal year ended June 30, 1999. Our net losses include net losses of $1.5 million during the fiscal year ended June 30, 1997, $1.7 million during the fiscal year ended June 30, 1998, and $2.1 million during the fiscal year ended June 30, 1999 for NetSat Express. As of December 31, 1999, our accumulated deficit was approximately $14.3 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT OUR ABILITY TO EXPAND GLOBALLY AND HARM OUR BUSINESS AND PROSPECTS.

         We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future. We presently conduct our international sales in the following regions: Africa, the Pacific Rim region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are some risks inherent in conducting our business internationally, including:


         o changes in regulatory requirements could restrict our ability to deliver services to our international customers;

         o export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

         o differing technology standards across countries may impede our ability to integrate our products and services across international borders;

         o political and economic instability in international markets could impede our ability to deliver our services to customers and harm our financial results;

         o protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

         o increased expenses associated with marketing services in foreign countries;

         o    decreases in value of foreign currency relative to the U.S.
              dollar;

         o relying on local subcontractors for installation of our products and services;

         o    difficulties in staffing and managing foreign operations;

         o    potentially adverse taxes;

         o    complying with complex foreign laws and treaties; and

         o    difficulties in collecting accounts receivable.

         These and other risks could impede our ability to manage our international business effectively, limit the future growth of our business, increase our costs and require significant management attention.

IF WE ARE NOT SUCCESSFUL IN SELLING OUR COMMUNICATIONS SERVICES TO OUR CUSTOMERS FOR WHOM WE HAVE HISTORICALLY PROVIDED SATELLITE GROUND SEGMENT SYSTEMS AND NETWORKS, OUR RESULTS OF OPERATIONS WILL BE HARMED.

         We have historically provided our customers with satellite ground segment systems and networks on a project basis. We currently market our communications services to our existing customers. These services not only provide the implementation of the satellite ground segment systems and networks but also provide the ongoing operation and maintenance of these services. If we are not successful in selling these communications services to our existing customers, it will harm our results of operations.

IF NETSAT EXPRESS DOES NOT EXECUTE ITS BUSINESS STRATEGY OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN IT EXPECTS, OUR STOCK PRICE MAY BE ADVERSELY AFFECTED.

         NetSat Express' future revenues and results of operations are dependent on its execution of its business strategy and the development of the market for its current and future services. If NetSat Express does not execute its business strategy or execute it to the expectation level of public market analysts, these public market analysts may reduce the value they assign to NetSat Express. If the market for its current or future services fails to develop, or develops more slowly than it expects, then public market analysts may reduce the value they assign to NetSat Express. In the event these analysts, in either case, reduce the value they assign NetSat Express, it would have a material adverse affect on the market price of our stock.

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

         We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these and other foreign regions has adversely effected our results of operations for the fiscal year ended June 30, 1999 and the six months ended December 31, 1999. We expect that these negative trends will continue to adversely impact our results of operations.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

         Our future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

         o the length of time needed to initiate and complete customer contracts;

         o the demand for and acceptance of our existing products and services;

         o    the cost of providing our products and services;

         o the introduction of new and improved products and services by us or our competitors;

         o the level of demand for our existing products and services in developing countries with emerging markets for our services;

         o    our ability to hire and retain additional personnel;

         o    the timing of significant marketing programs;

         o the mix of revenue between our standard products, custom-built products and our communications services;

         o    the competition in our markets; and

         o general economic conditions in the United States and abroad, including the difficult economic conditions and currency devaluations in the Pacific Rim region, Russia and other international markets which have, and may continue to, adversely impact our quarterly results.

         Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline.

OUR MARKETS ARE HIGHLY COMPETITIVE AND WE HAVE MANY ESTABLISHED COMPETITORS, AND WE MAY LOSE MARKET SHARE AS A RESULT.

         The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment and networks services include vertically integrated satellite systems providers like Nippon Electric Corporation, and systems integrators like IDB Systems, a division of MCI WorldCom, Inc.

         In the communications services and Internet access services markets, we do compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc. and PanAmSat Corporation, as well as other Internet services providers. In addition, we may compete with other communications services providers like Teleglobe, Inc. and MCI WorldCom. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services.

         These competitors have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in the Pacific Rim region, Russia and other international markets, and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations.

         The markets in which we operate have limited barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future. Moreover, our current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address the needs of our current and prospective customers. Existing and new competitors with their potential strategic relationships may rapidly acquire significant market share, which would harm our business and financial condition.

IF THE SATELLITE COMMUNICATIONS INDUSTRY FAILS TO CONTINUE TO DEVELOP OR NEW TECHNOLOGY MAKES IT OBSOLETE, OUR BUSINESS AND FINANCIAL CONDITION WILL BE HARMED.

         Our business is dependent on the continued success and development of satellite communications technology, which competes with terrestrial communications transport technologies like terrestrial microwave, coaxial cable and fiber optic communications systems. If the satellite communications industry fails to continue to develop, or any technological development significantly improves the cost or efficiency of competing terrestrial systems relative to satellite systems, then our business and financial condition would be materially harmed.

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources, together with the proceeds of this offering, will be sufficient to meet our working capital and capital expenditure requirements through February 2001. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and services offerings as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to existing stockholders. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a more complete description of our historical financial condition, results of operations and liquidity.

WE RELY ON OUR RELATIONSHIPS WITH RESELLERS IN DEVELOPING COUNTRIES WITH EMERGING MARKETS FOR SALES OF OUR PRODUCTS AND SERVICES AND THE LOSS OR FAILURE OF ANY OF THESE RELATIONSHIPS MAY HARM OUR ABILITY TO MARKET AND SELL OUR SERVICES.

         We intend to provide our products and services and NetSat Express' services almost entirely in developing countries where we have little or no market experience. We intend to rely on resellers in those markets to provide their expertise and knowledge of the local regulatory environment in order to make access to customers in emerging markets easier. If we are unable to maintain these relationships, or develop new ones in other emerging markets, our ability to enter into and compete successfully in developing countries would be adversely affected.

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A HIGH PERCENTAGE OF OUR REVENUE, AND THE LOSS OF A KEY CUSTOMER WOULD ADVERSELY AFFECT OUR REVENUES, BUSINESS AND FINANCIAL CONDITION.

         We rely on a small number of customers for a large portion of our revenues and expect that a significant portion of our revenues will continue to be derived from a limited number of customers. For the six months ended December 31, 1999, four customers accounted for approximately 29.8% of our total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from large contracts with a small number of customers. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of these customers would materially adversely affect our revenues and financial condition.

OUR INABILITY TO EFFECTIVELY MANAGE OUR GROWTH AND EXPANSION COULD SERIOUSLY HARM OUR ABILITY TO EFFECTIVELY RUN OUR BUSINESS.

         Since our inception, we have continued to increase the scope of our operations. This growth has placed, and our anticipated growth will continue to place, a significant strain on our personnel, management, financial and other resources. Any failure to manage our growth effectively could seriously harm our ability to respond to customers, monitor the quality of our products and services and maintain the overall efficiency of our operations. In order to continue to pursue the opportunities presented by our satellite-based communications services, we plan to continue to hire a significant number of key officers and other employees and to increase our operating expenses by broadening our customer support capabilities, expanding our sales and marketing operations and improving our operating and financial systems. If we fail to manage any future growth in an efficient manner, and at a pace consistent with our business, our revenues, financial condition and business will be harmed.

WE ANTICIPATE SIGNIFICANT REVENUES FROM OUR SIRIUS SATELLITE RADIO CONTRACT AND A MODIFICATION OR TERMINATION OF THIS CONTRACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND FINANCIAL CONDITION.

         We have an agreement with Sirius Satellite Radio, Inc. to provide equipment for their satellite radio transmission system, which we expect to generate substantial revenues. Sirius Satellite Radio anticipates beginning operations of its system at the end of the fourth quarter of 2000. If it is unable to implement its plan to build a nationwide radio broadcast system, the market for digital radio declines, or Sirius Satellite Radio modifies or terminates its agreement with us, our financial condition and results of operations would be harmed.

WE ARE PAID A FIXED PRICE IN MOST OF OUR CUSTOMER CONTRACTS, AND ANY VARIATION BETWEEN THE FIXED PRICE AND THE ACTUAL COST OF PERFORMANCE MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A majority of our customer contracts are on a fixed-price basis. The profitability of these contracts is subject to inherent uncertainties in the cost of performance, including costs related to unforeseen obstacles and unexpected problems encountered in engineering, design, implementation and testing of our products and services. Because a significant portion of our revenues is dependent upon a small number of customers, if the fixed price is significantly less than the actual cost of performance on any one contract, our financial condition and results of operations could be adversely affected.

IF OUR PRODUCTS AND SERVICES ARE NOT ACCEPTED IN DEVELOPING COUNTRIES WITH EMERGING MARKETS, OUR REVENUES WILL BE IMPAIRED.

         We anticipate that a substantial portion of the growth in the demand for our products and services will come from customers in developing countries due to a lack of basic communications infrastructure in these countries. However, we cannot guarantee an increase in the demand for our products and services in developing countries or that customers in these countries will accept our products and services at all. Our ability to penetrate emerging markets in developing countries is dependent upon various factors including:

         o the speed at which communications infrastructure, including terrestrial microwave, coaxial cable and fiber optic communications systems, which compete with satellite-based services, is built;

         o the effectiveness of our local resellers and sales representatives in marketing and selling our products and services; and

         o    the acceptance of our products and services by customers.

         If our products and services are not accepted, or the market potential we anticipate does not develop, our revenues will be impaired.

WE DEPEND UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL, WHICH WOULD HARM OUR BUSINESS.

         Our future performance depends on the continued service of our key technical, managerial and marketing personnel. In particular, we are highly dependent on our management team, including David Hershberg, Kenneth Miller, Marni Ehrlich, Burt Liebowitz, Steven Yablonski and Don Woodring. The employment of any of our key personnel could cease at any time.

         Our future success depends upon our ability to attract, retain and motivate highly-skilled employees. Because the competition for qualified employees among companies in the satellite communications industry and the networking industry is intense, we may not be successful in recruiting or retaining qualified personnel, which would harm our business.

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BUSINESS.

         We regard our trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our business. We rely on trademark, trade secret and patent protection and contracts including confidentiality and license agreements with our employees, customers, strategic collaborators, consultants and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. Failure to maintain protection of our intellectual property for any reason could have a materially adverse effect on our business.

         We currently have been granted two patents in the United States, for remote access to the Internet using satellites, and for satellite communication with automatic frequency control, and have a patent pending in the United States. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or any future applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

         We have filed applications for trademark registration of Globecomm Systems Inc. in the United States and various other countries and have received trademark registrations for NetSat Express in the United States, the European Community, Russia, and Brazil. We intend to seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND IF WE ARE NOT SUCCESSFUL, COULD CAUSE SUBSTANTIAL EXPENSES AND DISRUPT OUR BUSINESS.

         We cannot be sure that the products, services, technologies, and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and/or may materially disrupt the conduct of, or necessitate the cessation of, our business.

THROUGH ITS OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

         As of February 4, 2000, our officers and directors, and their affiliates beneficially own approximately 1.7 million shares, constituting approximately 17% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL CHANGES WHICH WOULD MAKE OUR PRODUCTS AND SERVICES BECOME NON-COMPETITIVE AND OBSOLETE.

         The telecommunications industry, including satellite-based communications services and Internet access services, is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products and services or enhancements to existing products and services in a timely manner or in response to changing market conditions or customer requirements, our products and services would become non-competitive and obsolete, which would harm our business, results of operations and financial condition.

WE DEPEND ON OUR SUPPLIERS, SOME OF WHICH ARE OUR SOLE OR A LIMITED SOURCE OF SUPPLY, AND THE LOSS OF THESE SUPPLIERS WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We currently obtain most of our critical components and services from single or limited sources and generally do not maintain significant inventories or have long-term or exclusive supply contracts with our source vendors. We have from time to time experienced delays in receiving products from vendors due to lack of availability, quality control or manufacturing problems, shortages of materials or components or product design difficulties. We may experience delays in the future and replacement services or products may not be available when needed, or at all, or at commercially reasonable rates or prices. If we were to change some of our vendors, we would have to perform additional testing procedures on the service or product supplied by the new vendors, which would prevent or delay the availability of our products and services. Furthermore, our costs could increase significantly if we need to change vendors. If we do not get timely deliveries of quality products and services, or if there are significant increases in the prices of these products or services, it could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNABLE TO LEASE TRANSPONDER SPACE ON SATELLITES WHICH COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES TO OUR CUSTOMERS.

         We and NetSat Express lease transponder space on satellites in order to provide telecommunications and Internet services to our customers and the customers of NetSat Express. The supply of transponder space serving a geographic region on earth is limited by the number of satellites that are in orbit above that geographic region. If companies that own and deploy satellites in orbit underestimate the demand for transponder space in a given geographic area or they are simply unable to build and launch enough satellites to keep up with increasing demand, the price for leasing transponder space could rise, increasing our cost of operations or we simply may not be able to lease enough transponder space to meet the demands of our customers. We currently anticipate that the rapid growth in the demand for satellite-based communications in the Pacific Rim region could lead to a short-term shortage of transponder space in that region.

WE RELY ON NETSAT EXPRESS, OUR MAJORITY-OWNED SUBSIDIARY, FOR OUR MAIN SUPPLY OF TRANSPONDER SPACE ON SATELLITES. IF THEIR BUSINESS FAILS OR WE ARE OTHERWISE UNABLE TO CONTINUE TO RELY ON THEM FOR THIS SUPPLY, OUR BUSINESS MAY BE HARMED.

         We currently depend on NetSat Express for a majority of our transponder space on satellites. We do not have a long-term agreement in place with NetSat Express, as most of our needs are filled on a purchase order basis. If NetSat Express is unable to develop its business or if we are unable to continue to rely on their supply for transponder space, then we will have to find alternative suppliers. If we are unable to find another supplier of transponder space or if we are unable to find one on terms favorable to us, then our business may be harmed.

OUR NETWORK MAY EXPERIENCE SECURITY BREACHES WHICH COULD DISRUPT OUR SERVICES.

         Our network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. There currently is no existing technology that provides absolute security, and the cost of minimizing these security breaches could be prohibitively expensive. We may face liability to customers for such security breaches. Furthermore, these incidents could deter potential customers and adversely affect existing customer relationships.

SATELLITES UPON WHICH WE RELY MAY BE DAMAGED OR LOST, OR MALFUNCTION.

         The damage, loss or malfunction of any of the satellites used by us, or a temporary or permanent malfunction of any of the satellites upon which we rely, would likely result in the interruption of our satellite-based communications services. This interruption would have a material adverse effect on our business, results of operations and financial condition.

PROBLEMS RESULTING FROM THE YEAR 2000 PROBLEM COULD RESULT IN A DECREASE IN SALES OF OUR PRODUCTS AND SERVICES OR REQUIRE US TO DIRECT OUR RESOURCES.

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective in preventing any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in sales of our products and services, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

OUR STOCK PRICE IS HIGHLY VOLATILE.

         Our stock price has fluctuated substantially since our initial public offering, which was completed in August 1997. The market price for our common stock, like that of the securities of many telecommunications and high technology industry companies, is likely to remain volatile based on many factors, including the following:

         o    quarterly variations in operating results;

         o announcements of new technology, products or services by us or any of our competitors;

         o acceptance of satellite-based communication services and Internet access services in developing countries with emerging markets;

         o changes in financial estimates or recommendations by security analysts; or

         o    general market conditions.

         In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often extremely expensive and diverts management's attention and resources, which could significantly harm our business.

         NetSat Express has announced its intentions to make an initial public offering of shares of its common stock. Because we own a large percentage of the shares of NetSat Express, an adverse change in the market price of NetSat Express' common stock, whether or not it accurately reflects the financial performance or prospects of NetSat Express, may affect the market price of our common stock. In addition, any perceived delay or actual postponement of an initial public offering of NetSat Express' common stock may adversely affect the market price of our common stock. We currently report in our consolidated financial statements the operations of NetSat Express. The timing and size of NetSat Express' anticipated offering is dependent on market conditions and other factors. If NetSat Express completes its anticipated initial public offering, our equity ownership may decrease to a percentage that would cause us to no longer consolidate the financial position and results of operations of NetSat Express. Therefore, we may in the future report our financial statements without consolidating the financial statements of NetSat Express. If public market analysts view this change in our financial statement reports negatively, it could have a material adverse affect on the market price of our stock.

                      RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO MANY GOVERNMENT REGULATIONS, AND FAILURE TO COMPLY WITH THEM WILL HARM OUR BUSINESS.

         Operations and use of satellites

         We are subject to various federal laws and regulations which may have negative effects on our business. We operate earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended, and the rules and regulations of the Federal Communications Commission, or FCC. Pursuant to the Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we are in compliance with the FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

         We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

         Foreign ownership

         We may, in the future, be required to seek FCC approval for foreign ownership if we operate as a common carrier and ownership of our stock exceeds the specified criteria. Failure to comply with these policies may result in an order to divest the offending foreign ownership, fines, denial of license renewal, and/or license revocation proceedings against the licensee by the FCC.

         Foreign Regulations

         Regulatory schemes in countries in which we may seek to provide NetSat Express' services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner which may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization for each country in which we provide our satellite-delivered data communications services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that applicable restrictions will not be unduly burdensome.

         Regulation of the Internet

         Due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, for example, privacy regulations in Europe and content restrictions in countries like the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

         Telecommunications Taxation, Support Requirements, and Access Charges

         All telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services; and some telecommunications services are subject to special taxation and to contribution requirements to support services to special groups, like persons with disabilities. Our services may be subject to new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.

         Internet services are currently exempt from charges that long distance telephone companies pay for access to the networks of local telephone companies in the United States. Efforts have been made from time to time, and may be made again in the future, to eliminate this exemption. If these access charges are imposed on telephone lines used to reach Internet service providers, and/or if flat rate telephone services for Internet access are eliminated or curtailed, the cost to customers who access our satellite facilities using telephone company-provided facilities could increase to an extent that could discourage the demand for our services. Likewise, the demand for our services in other countries may be affected by the availability and cost of local telephone or other telecommunications facilities to reach our facilities.

         Export of telecommunications equipment

         The sale of our ground segment systems, networks, and communications services outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into other countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with these requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Stockholders was held on November 17, 1999 (the "Annual Meeting").

          (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

               (i) The following individuals were elected by the Stockholders to serve as Directors:


          Board Member                     In Favor                Against
          ------------                     --------                -------

          Benjamin  Duhov                 7,912,002                5,250
          Herman Fialkov                  7,912,002                5,250
          David E. Hershberg              7,912,002                5,250
          Kenneth A. Miller               7,912,002                5,250
          A. Robert Towbin                7,912,002                5,250
          C.J. Waylan                     7,912,002                5,250
          Donald G. Woodring              7,912,002                5,250
          Stephen C. Yablonski            7,912,002                5,250


               (ii) The appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending June 30, 2000 was voted upon as follows: 7,903,490 shares in favor; 7,606 shares against; and 6,156 shares abstaining.


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

----------
* Confidential treatment granted for portions of this agreement.


          (b) Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GLOBECOMM SYSTEMS INC.

                                         ----------------------
                                             (Registrant)


Date: March 2, 2000                      /s/ David E. Hershberg
                                         ----------------------

                                         David E. Hershberg
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


Date: March 2, 2000                      /s/ Andrew C. Melfi
                                         -------------------

                                         Andrew C. Melfi
                                         Vice President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)