Form 10-Q
period 2000-03-31
GLOBECOMM SYSTEMS INC
filed 2000-05-15
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended March 31, 2000
                  ---------------------------------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 12, 2000, there were 11,861,856 shares outstanding of the registrant's Common Stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                      Index to the March 31, 2000 Form 10-Q


                                                                                                               Page
                                                                                                               ----
                                            Part I -- Financial Information

Item 1.     Consolidated Financial Statements ....................................................................3

            Consolidated Balance Sheets -- As of March 31, 2000 and June 30, 1999.................................3

            Consolidated Statements of Operations -- For the three and nine months ended
              March 31, 2000 and 1999.............................................................................5

            Consolidated Statement of Changes in Stockholders' Equity -- For the nine months ended March 31, 2000................................................................................6

            Consolidated  Statements  of Cash Flows -- For the nine months ended March 31, 2000 and 1999............................................................................................7

            Notes to Consolidated Financial Statements............................................................8

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................................13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................................26



                                            Part II -- Other Information

Item 1.     Legal Proceedings....................................................................................27

Item 2.     Changes in Securities and Use of Proceeds............................................................27

Item 3.     Defaults Upon Senior Securities......................................................................27

Item 4.     Submission of Matters to a Vote of Security Holders..................................................27

Item 5.     Other Information....................................................................................27

Item 6.     Exhibits and Reports on Form 8-K.....................................................................27

            Signatures...........................................................................................29

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                             MARCH 31,          JUNE 30,
                                                             ---------          --------
                                                               2000               1999
                                                               ----               ----
                                                            (UNAUDITED)            (1)
ASSETS
Current assets:
  Cash and cash equivalents............................      $ 19,777           $11,944
  Restricted cash......................................           317             3,486
  Accounts receivable, net.............................        19,141            18,147
  Inventories, net.....................................         8,426             6,419
  Prepaid expenses and other current assets............         1,602             1,207
                                                             --------           -------
Total current assets...................................        49,263            41,203

Fixed assets, net......................................        93,482            12,684
Investments............................................         2,961             2,961
Other assets, net......................................         1,786             1,162
                                                             --------           -------
Total assets...........................................      $147,492           $58,010
                                                             ========           =======



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                   MARCH 31,      JUNE 30,
                                                                                                   ---------      --------
                                                                                                     2000           1999
                                                                                                     ----           ----
                                                                                                  (UNAUDITED)        (1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................       $  15,925          $ 18,749
  Deferred revenue........................................................................              34               299
  Accrued payroll and related fringe benefits.............................................             957               859
  Accrued commissions.....................................................................              36                72
  Other accrued expenses..................................................................           3,304             1,774
  Deferred liability......................................................................             121                 -
  Capital lease obligations...............................................................             953                 -
                                                                                                 ---------          --------
Total current liabilities.................................................................          21,330            21,753

Capital lease obligations, less current portion...........................................          78,172                 -

Deferred liability, less current portion..................................................           1,974                 -

Minority interests in consolidated subsidiary.............................................           1,001                 -

Series A Participating Preferred stock of consolidated
  subsidiary, at redemption value.........................................................           5,000                 -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares authorized:
   Class A Convertible, shares authorized, issued and outstanding: none at
     March 31, 2000 and June 30, 1999.....................................................               -                 -
   Class B Convertible, shares authorized, issued and outstanding: none at
     March 31, 2000 and June 30, 1999.....................................................               -                 -
   Series A Junior Participating, shares authorized, issued and outstanding:  none at
     March 31, 2000 and June 30, 1999.....................................................               -                 -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
     10,008,476 at March 31, 2000 and 9,365,489 at June 30, 1999..........................              10                 9
  Additional paid-in capital..............................................................          57,739            52,061
  Accumulated deficit.....................................................................         (16,403)          (14,717)
  Deferred compensation...................................................................            (237)             (293)
  Treasury stock, at cost, 147,745 shares at March 31, 2000 and 139,638 at
     June 30, 1999........................................................................         (1,094)              (803)
                                                                                                 ---------          --------
Total stockholders' equity................................................................          40,015            36,257
                                                                                                 ---------          --------
Total liabilities and stockholders' equity................................................       $ 147,492          $ 58,010
                                                                                                 =========          ========

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

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                             ------------------------        ------------------------
                                             MARCH 31,      MARCH 31,        MARCH 31,      MARCH 31,
                                               2000           1999             2000           1999
                                             ---------      ---------        ---------      ---------
Revenues..............................       $ 18,570        $ 6,498         $ 55,368       $ 31,673
Costs of revenues.....................         16,104          5,714           47,989         27,633
                                             --------        -------         --------       --------
Gross profit..........................          2,466            784            7,379          4,040
Operating expenses:
      Network operations................          550            113            1,268            317
      Selling and marketing.............        1,587          1,315            4,013          3,639
      Research and development..........          193            412              548            962
      General and administrative........        2,808          1,474            6,922          4,130
      Terminated acquisition costs......            -              -                -            972
                                             --------        -------         --------       --------
Total operating expenses................        5,138          3,314           12,751         10,020
                                             --------        -------         --------       --------
Loss from operations....................       (2,672)        (2,530)          (5,372)        (5,980)
Other income (expense):
      Interest income...................          282            204              729            814
      Interest expense..................         (769)             -           (1,085)             -
      Gain on sale of consolidated
      subsidiary's common stock.........            -              -            2,353              -
                                             --------        -------         --------       --------
Loss before minority interests
   in operations of consolidated
   subsidiary...........................       (3,159)        (2,326)          (3,375)        (5,166)
Minority interests in operations of
   consolidated subsidiary..............        1,075              -            1,689              -
                                             --------        -------         --------       --------
Net loss................................     $ (2,084)       $(2,326)        $ (1,686)      $ (5,166)
                                             ========        =======         ========       ========
Basic and diluted net loss per
   common share.........................     $  (0.22)       $ (0.26)        $  (0.18)      $  (0.57)
                                             ========        =======         ========       ========
Weighted-average shares used in the
   calculation of basic and diluted net
   loss per common share................        9,674          9,066            9,430          9,102
                                             ========        =======         ========       ========


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                      Common Stock     Additional                                Treasury Stock         Total
                                    -----------------   Paid-in    Accumulated     Deferred     -----------------    Stockholders'
                                    Shares     Amount   Capital      Deficit     Compensation   Shares     Amount      Equity
                                    ------     ------   -------      -------     ------------   ------     ------    -------------

Balance at June 30, 1999.......      9,365       $  9    $52,061    $(14,717)        $(293)       140   $  (803)      $ 36,257
Net proceeds from issuance of
  consolidated subsidiary's
  common stock.................                            3,398                                                         3,398
Minority interests resulting
  from issuance of consolidated
  subsidiary's common stock....                           (2,016)                                                       (2,016)
Proceeds from exercise of
  stock options................       573           1      3,541                                                         3,542
Proceeds from exercise of
  consolidated subsidiary's
  stock options................                              239                                                           239
Proceeds from exercise of
  warrants.....................         2                     12                                                            12
Exercise of stock options in
  exchange for shares of
  common stock.................        54                    291                                    8      (291)             -
Issuance of common stock in
  connection with employee
  stock purchase plan..........        14                    119                                                           119
Options granted to employees
  and directors................                               56                                                            56
Options of consolidated
  subsidiary's common stock
  granted to consultants.......                               38                                                            38
Amortization of deferred
  compensation.................                                                         56                                  56
Net loss.......................                                       (1,686)                                           (1,686)
                                    ------       ----    -------    --------         -----        ---   -------       --------
Balance at March  31, 2000.....     10,008       $ 10    $57,739    $(16,403)        $(237)       148   $(1,094)      $ 40,015
                                    ======       ====    =======    ========         =====        ===   =======       ========


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                               ------------------------------
                                                                               March 31,            March 31,
                                                                                 2000                  1999
                                                                               ---------            ---------
OPERATING ACTIVITIES:
Net loss...............................................................          $ (1,686)          $ (5,166)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................             1,823                990
    Stock compensation expense.........................................               150                 56
    Provision for doubtful accounts....................................               260                 67
    Minority interests in operations of consolidated subsidiary........            (1,689)                 -
    Gain on sale of consolidated subsidiary's common stock.............            (2,353)                 -
    Interest on capital lease obligations..............................               569                  -
    Changes in operating assets and liabilities:
       Accounts receivable, net........................................            (1,254)               594
       Inventories, net................................................            (2,355)              (851)
       Prepaid expenses and other current assets.......................              (395)              (345)
       Other assets....................................................              (744)               (98)
       Accounts payable................................................            (2,824)            (1,353)
       Deferred revenue................................................              (265)                41
       Accrued payroll and related fringe benefits.....................                98                 12
       Accrued commissions and other accrued expenses..................             1,370                441
       Deferred liability..............................................             2,095                  -
                                                                                 --------           --------
Net cash used in operating activities..................................            (7,200)            (5,612)
                                                                                 --------           --------
INVESTING ACTIVITIES:
Purchases of investments...............................................                 -             (1,559)
Purchases of fixed assets, net of non-cash expenditures of $78,792.....            (3,709)            (1,786)
Restricted cash........................................................             3,169                776
Proceeds from sale of consolidated subsidiary's common stock...........             3,500                  -
                                                                                 --------           --------
Net cash provided by (used in) investing activities....................             2,960             (2,569)
                                                                                 --------           --------

FINANCING ACTIVITIES:
Proceeds from sale of consolidated subsidiary's common stock, net .....             3,398                  -
Proceeds from sale of consolidated subsidiary's preferred stock........             5,000                  -
Proceeds from exercise of stock options................................             3,542                100
Proceeds from exercise of consolidated subsidiary's stock options......               239                  -
Proceeds from exercise of warrants.....................................                12                  -
Proceeds from sale of common stock in connection with employee stock
  purchase plan........................................................               119                  -
Purchases of treasury stock............................................                 -               (545)
Payments under capital leases..........................................              (237)               (17)
                                                                                 --------           --------
Net cash provided by (used in) financing activities....................            12,073               (462)
                                                                                 --------           --------
Net increase (decrease)  in cash and cash equivalents..................             7,833             (8,643)
Cash and cash equivalents at beginning of period.......................            11,944             21,342
                                                                                 --------           --------
Cash and cash equivalents at end of period.............................          $ 19,777           $ 12,699
                                                                                 ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.................................................          $    515           $      1
                                                                                 ========           ========


                             See accompanying notes.

                             Globecomm Systems Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods have been included. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2000, or for any future period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 1999 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1999.

Reclassifications

         Certain balances in the third quarter of fiscal 1999 have been reclassified to conform to the third quarter of fiscal 2000 presentation.

Comprehensive Income

         The Company's comprehensive loss for the three and nine months ended March 31, 2000 and 1999, were equal to the respective net loss for each of the respective periods presented.

Income Taxes

         A valuation allowance has been established to offset deferred tax assets primarily related to net operating loss carryforwards, as there is no assurance of future taxable income. Due to the gain on sale of the Company's consolidated subsidiary's common stock during the fiscal 2000 second quarter ended December 31, 1999, it is anticipated that the Company will realize taxable income for the fiscal 2000 year ending June 30, 2000. As such, the valuation allowance on the deferred tax assets related to net operating loss carryforwards have been reduced accordingly.


2. Basic and Diluted Loss Per Share

         Basic loss per share for the three and nine months ended March 31, 2000 and 1999 is based on the weighted-average number of common shares outstanding during the period. Diluted loss per share for the three months ended March 31, 2000 and 1999 and for the nine months ended March 31, 2000 and 1999 excluded the effect of approximately 1,135,000, 267,000, 1,045,000 and 245,000 stock options, respectively, and for the three and nine months ended March 31, 2000 approximately 41,000 and 32,000 common stock warrants, respectively since the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

3. Inventories

Inventories consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value, less customer progress payments.

Inventories consist of the following:

                                                 MARCH 31,         JUNE 30,
                                                   2000              1999
                                                -----------       ----------
                                                (UNAUDITED)        (AUDITED)
                                                       (IN THOUSANDS)

  Raw materials and component parts..........       $   321         $    138
  Work-in-progress...........................        12,376            9,924
                                                    -------         --------
                                                     12,697           10,062
  Less progress payments.....................         4,271            3,643
                                                    -------         --------
                                                    $ 8,426         $  6,419
                                                    =======         ========



4. Consolidated Subsidiary's Equity Transactions

         On August 11, 1999, the Company contributed $3,500,000 of the amount it was owed at June 30, 1999 from NetSat Express as additional paid-in capital and entered into a promissory note agreement with NetSat Express for the repayment of the balance of $3,582,000. The promissory note is due and payable in seven-years and accrues interest (payable monthly) at a variable rate equal to the Company's cost of funds, which is currently at the prime rate (9.0% at March 31, 2000) plus 1%. Amounts owed by NetSat Express to the Company pursuant to the Master Operating Agreement and for any advances made subsequent to June 30, 1999 are payable currently.

         On August 11, 1999, NetSat Express issued and sold 2,000,000 shares of its Series A Participating Preferred Stock ("Preferred Stock") for $2.50 per share and 2,000,000 shares of its common stock for $2.50 per share in a private offering yielding net proceeds of approximately $6,963,000, net of offering costs of approximately $937,000. In connection with the common stock offering, NetSat Express entered into a Technology Agreement to purchase $5,000,000 of services from a company participating in the private common stock offering. As a result, the Company allocated $2.1 million from the proceeds of the common stock offering to the value of the Technology Agreement based on an independent valuation and classified such between current and non-current deferred liability at March 31, 2000. The Company's common stock ownership percentage in NetSat Express was reduced from approximately 95% to approximately 81% following the issuance and sale of the common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $1,700,000 reflecting the increase in its share of the net equity of NetSat Express as a result of the common stock offering and the $3,500,000 of additional capital contributed by the Company.

         The preferred stock has preference in liquidation and each share of preferred stock is convertible into one share of common stock at the option of the holder at any time, or automatically following the third anniversary of the date of issuance, or following the period of 180 days after an initial public offering ("IPO") plus sixty consecutive days on which the price per share of the common stock is equal to or greater than $3.75 per share.

         Prior to an IPO, the holders of Preferred Stock shall be entitled to receive an annual dividend on the anniversary date of issuance equal to 0.166667 shares of common stock for each share of Preferred Stock until the third anniversary date of the Preferred Stock issuance provided that if the fair market value of the common stock issued as dividends is less than $2,500,000, the holders of the Preferred Stock will be entitled to receive a special dividend equal to the shortfall. Additionally, the holder of the Preferred Stock may purchase up to $5,000,000 in services from NetSat Express at cost, as defined in the agreement, and payment for such services, at the option of the holder, may be either in dollars or shares of the NetSat Express' common stock valued at fair market value. In connection with the sale of preferred stock and common stock, NetSat Express paid an investment advisor a fee of $500,000 and issued a warrant to purchase 200,000 shares of common stock at $3.00 per share, which expires in five years.

         During October 1999, the Company and NetSat Express entered into a common stock purchase agreement with an investor to purchase 2,000,000 shares of NetSat Express common stock for $2.50 per share, of which 1,400,000 shares were purchased directly from the Company and 600,000 shares were issued and sold directly by NetSat Express, yielding net proceeds of approximately $4,935,000, net of offering costs of $65,000. As a result, the Company recorded a gain of approximately $2,353,000 from the sale of its 1,400,000 shares of NetSat Express common stock during the second quarter of fiscal 2000 ended December 31, 1999. The Company's common stock ownership percentage in NetSat Express was reduced from approximately 81% to approximately 68.5% following the issuance and sale of the NetSat Express common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $830,000 reflecting the increase in its share of the net equity of NetSat Express as a result of this common stock offering.

         On November 11, 1999, the Board of Directors of NetSat Express approved, effective on November 11, 1999, a two-for-one common stock split in the form of a common stock dividend of NetSat Express common stock. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the common stock dividend.

         In order to comply with NetSat Express' Amended and Restated Certificate of Incorporation to allow for the effectuation of a preferred stock dividend, NetSat Express amended the Amended and Restated Certificate of Incorporation, effective on February 17, 2000, to provide for a two-for-one stock split of its preferred stock in the form of a dividend of one share of preferred stock for each share of preferred stock outstanding. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the preferred stock dividend.

         During March 2000, stock options for 95,700 shares of NetSat Express common stock were exercised. As a result, the Company's common stock ownership percentage in NetSat Express was reduced to approximately 68.0%. Accordingly, the Company recorded a credit to stockholders' equity of approximately $127,000 reflecting the increase in its share of the net equity of NetSat Express as a result of the common stock options exercised.


5. Commitments and Contingencies

         During September 1999, NetSat Express signed a 15-year capital lease for a satellite space segment transponder. This satellite will provide NetSat Express the capability of providing its services to the Caribbean Islands and the North, South and Central America regions. In connection with this lease, NetSat Express recorded equipment under a capital lease of approximately $11,257,000 and the related current and long-tem portion of the capital lease obligation in the accompanying consolidated balance sheet. For the three and nine months ended March 31, 2000, NetSat Express recorded amortization expense of approximately $154,000 and total accumulated amortization of approximately $154,000 as of March 31, 2000. Future fiscal year minimum lease payments under this non-cancelable capital lease agreement are as follows: 2000 -- $347,000; 2001 -- $1,387,000; 2002 -- $1,387,000; 2003 -- $1,387,000; 2004 -- $1,387,000;
thereafter -- $14,096,000. Of the $19,991,000 in remaining minimum lease payments, approximately $8,971,000 represents interest.

         During March 2000, NetSat Express signed a 14-year capital lease agreement for satellite space segment transponders. This satellite will provide NetSat Express the capability of providing its services to Europe, Middle East and South America. In connection with this lease, NetSat Express recorded equipment under a capital lease of approximately $67,535,000 and the related current and long-tem portion of the capital lease obligation in the accompanying consolidated balance sheet. For the three and nine months ended March 31, 2000, NetSat Express recorded amortization expense of approximately $227,000 and total accumulated amortization of approximately $227,000 as of March 31, 2000. Future fiscal year minimum lease payments under this non-cancelable capital lease agreement are as follows: 2000 -- $1,467,000 2001 -- $7,942,000; 2002 --
$9,727,000; 2003 -- $9,727,000; 2004 -- $9,727,000;

thereafter -- $92,408,000. Of the $130,998,000 in remaining minimum lease payments, approximately $63,684,000 represents interest.

         In April 2000, NetSat Express signed an additional 14-year capital lease agreement for a satellite space segment transponder. Future fiscal year minimum lease payments under this non-cancellable capital lease agreement are as follows: 2000 -- $0, 2001 -- $1,231,000, 2002 -- $2,462,000, 2003 --
$2,462,000, 2004 -- $2,462,000; thereafter -- $23,394,000. Of the $32,011,000 in remaining lease payments, approximately $14,649,000 represents interest.


6. Secondary Common Stock Offering

         On April 4, 2000, the Company completed its secondary public offering of 2,000,000 shares of its common stock for a price of $27.00 per share. The Company raised net proceeds of approximately $50.1 million net of underwriting discounts, commissions and other related expenses. The net proceeds will be used for a revolving credit facility for up to $15.0 million to NetSat Express, for their working capital and general corporate purposes and for the Company's working capital and general corporate purposes.


7. Recently Issued Accounting Standard

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy is to recognize revenue based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Accordingly, revenue from fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs. Applying the requirements of SAB No. 101 to the current contract revenue recognition method may result in a change in the Company's accounting policy for revenue recognition. The effect of the change will be recognized as a cumulative effect of a change in accounting no later than the Company's first quarter of fiscal year 2001 ending on September 30, 2000. Management is currently evaluating the effect of this change on its financial position, results of operations, liquidity and cash flows.


8. Segment Information

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

The following is the Company's business segment information as of and for the three and nine months ended March 31, 2000 and 1999:

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                             ------------------------        ------------------------
                                             MARCH 31,      MARCH 31,        MARCH 31,      MARCH 31,
                                               2000           1999             2000           1999
                                             ---------      ---------        ---------      ---------
                                                  (IN THOUSANDS)                  (IN THOUSANDS)
                                                   (UNAUDITED)                      (UNAUDITED)
Revenues:
   Ground Segment Systems and
   Networks..........................       $ 17,581        $  5,642         $ 53,944       $ 30,125
   Data Communications Services......          2,725             856            6,814          1,548
   Intercompany eliminations.........         (1,736)              -           (5,390)             -
                                            --------        --------         --------       --------
Total revenues.......................       $ 18,570        $  6,498         $ 55,368       $ 31,673
                                            ========        ========         ========       ========
Income (loss) from operations:
   Ground Segment Systems and
   Networks..........................       $     31        $ (2,033)        $    (48)      $ (4,502)
   Data Communications Services......         (2,573)           (497)          (4,951)        (1,478)
Interest income......................            282             204              729            814
Interest expense.....................           (769)              -           (1,085)             -
Gain on sale of consolidated
subsidiary's common stock............              -               -            2,353              -
Minority interests in operations of
 consolidated subsidiary.............          1,075               -            1,689              -
Intercompany eliminations............           (130)              -             (373)             -
                                            --------        --------         --------       --------
Net loss.............................       $ (2,084)       $ (2,326)        $ (1,686)      $ (5,166)
                                            ========        ========         ========       ========
Depreciation and amortization:
   Ground Segment Systems and
   Networks..........................       $    296        $    173         $  1,048       $    820
   Data Communications Services......            419               5              775            197
                                            --------        --------         --------       --------
Total depreciation and amortization..       $    715        $    178         $  1,823            990
                                            ========        ========         ========       ========
Expenditures for long-lived assets:
   Ground Segment Systems and
   Networks..........................       $     78        $    187         $    768       $  1,063
   Data Communications Services......          1,434             650            3,170            723
   Intercompany eliminations.........           (196)              -             (229)             -
                                            --------        --------         --------       --------
Total expenditures for long-lived
 assets..............................       $  1,316        $    837         $  3,709       $  1,786
                                            ========        ========         ========       ========


                                                                         MARCH 31,         JUNE 30,
                                                                           2000              1999
                                                                        (UNAUDITED)       (AUDITED)
                                                                        -----------       ---------
                                                                               (IN THOUSANDS)
Assets:
  Ground Segment Systems and Networks.........................           $  68,166       $ 62,664
  Data Communications Services................................              92,491          3,200
  Intercompany eliminations...................................             (13,165)        (7,854)
                                                                         ---------       --------
Total assets..................................................           $ 147,492       $ 58,010
                                                                         =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or our future financial performance. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

         Costs of revenues consist primarily of the costs of purchased material, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. In addition, cost of revenues relating to Internet access service fees consist primarily of satellite space segment charges and Internet connectivity fees. Network operations expenses consist primarily of costs associated with the operation of NetSat Express' network operations center on a twenty-four hour a day, seven day a week basis including personnel and related costs. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with our management, accounting, contract and administrative functions. We anticipate that research and development will increase and network operations, selling and marketing and general and administrative expenses will continue to increase during the next several years due to expected increases in personnel and related expenses to support our increasing service base.


RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2000 and 1999

         Revenues. Revenues increased by approximately $12.1 million, or 185.8%, to approximately $18.6 million for the three months ended March 31, 2000 and increased by approximately $23.7 million, or 74.8%, to approximately $55.4 million for the nine months ended March 31, 2000 compared to approximately $6.5 million and approximately $31.7 million for the comparable three and nine months ended March 31, 1999, respectively. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express. Although we experienced increased revenues for the three and nine months ended March 31, 2000, we expect the trend in revenues that adversely affected our results of operations for the fiscal year ended June 30, 1999 to continue to adversely impact us. These trends include the difficult economic conditions in the Pacific Rim region, Russia and other international markets and the decrease in bookings we received from these regions.

         Gross Profit. Gross profit increased by approximately $1.7 million, or 214.5%, to approximately $2.5 million, for the three months ended March 31, 2000 and increased by approximately $3.3 million, or 82.6%, to approximately $7.4 million, for the nine months ended March 31, 2000 from approximately $0.8 million and approximately $4.0 million for the comparable three and nine months in the preceding year. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express. Gross profit as a percentage of revenues for the three months ended March 31, 2000 increased to 13.3 % compared to 12.1% for the same three months ended in the preceding year and increased to 13.3% for the nine months ended March 31, 2000 in comparison to 12.8% for the same nine months ended in the preceding year. This increase is mainly attributable to an increase in the Globecomm Systems gross profit for the nine months ended March 31, 2000 compared to the comparable period in the prior year.

         Network Operations. Network operations expenses increased by approximately $0.4 million or 386.7%, to approximately $0.5 million for the three months ended March 31, 2000 and increased by approximately $1.0 million, or 300.0%, to approximately $1.3 million, for the nine months ended March 31, 2000 compared to approximately $0.1 million and approximately $0.3 million for the comparable three and nine months ended March 31, 1999. The increase is due to the continuing expansion of NetSat Express' network operations center and related expenses to support the increasing service base.

         Selling and Marketing. Selling and marketing expenses increased by approximately $0.3 million or 20.7%, to approximately $1.6 million for the three months ended March 31, 2000 and increased by approximately $0.4 million, or 10.3%, to approximately $4.0 million, for the nine months ended March 31, 2000 compared to approximately $1.3 million and approximately $3.6 million for the comparable three and nine months ended March 31, 1999. This increase is attributable to an increase in NetSat Express sales and marketing efforts, offset in part by a decrease in Globecomm Systems' sales and marketing efforts.

         Research and Development. Research and development expenses decreased by approximately $0.2 million, or 53.2%, to approximately $0.2 million for the three months ended March 31, 2000 and decreased by approximately $0.4 million, or 43.0%, to approximately $0.6 million for the nine months ended March 31, 2000 compared to approximately $0.4 million and approximately $1.0 million for the three and nine months ended March 31, 1999. This decrease is due to us reducing research and development efforts.

         General and Administrative. General and administrative expenses increased by approximately $1.3 million or 90.5%, to approximately $2.8 million for the three months ended March 31, 2000 and increased by approximately $2.8 million, or 67.6%, to approximately $6.9 million, for the nine months ended March 31, 2000 compared to approximately $1.5 million and approximately $4.1 million for the comparable three and nine months ended March 31, 1999. General and administrative expenses as a percentage of revenues decreased to 15.1% from 22.7% for the three months ended March 31, 2000 and 1999, respectively, and decreased to 12.5% from 13.0% for nine months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses for the three months and nine months ended is mainly due to an increase in NetSat Express personnel and related expenses and depreciation expense related to capital leases entered into during fiscal 2000 for satellite space segment transponders.

         Terminated Acquisition. Terminated acquisition costs of approximately $1.0 million for the nine months ended March 31, 1999 relate to certain legal, accounting and other expenses associated with the termination of a proposed acquisition of a mobile satellite communications business during the first quarter ended September 30, 1998 due to the determination that such acquisition was not in the best interest of our stockholders.

         Interest Income. Interest income increased by approximately $0.1 million or 38.2%, to approximately $0.3 million for the three months ended March 31, 2000 and decreased by approximately $0.1 million, or 10.4%, to approximately $0.7 million for the nine months ended March 31, 2000 compared to approximately $0.2 million and approximately $0.8 million for the three and nine months ended March 31, 1999. The increase for the three months ended March 31, 2000 relates primarily to NetSat Express investment of the net proceeds from its private common and preferred stock offerings and the decrease for the nine months ended March 31, 2000 was primarily due to the reduction of cash and cash equivalents during the first quarter ended September 30, 1999 compared to the same period in the prior year.

         Interest Expense. Interest expense was approximately $0.8 million and approximately $1.1 million for the three and nine months ended March 31, 2000 and minimal for the comparable periods in the prior year. This increase relates to the NetSat Express capital leases entered into during fiscal 2000 for satellite space segment transponders.

         Gain on Sale of Consolidated Subsidiary's Common Stock. The gain on sale of consolidated subsidiary's common stock of approximately $2.4 million for the nine months ended March 31, 2000 relates to our sale of 1,400,000 shares of common stock of NetSat Express at $2.50 per share during the second quarter ended December 31, 1999.

         NetSat Express. Our consolidated subsidiary, NetSat Express, experienced an increase in revenues of approximately $1.0 million or 119.9%, to approximately $1.9 million for the three months ended March 31, 2000 and increased by approximately $3.9 million, or 254.5%, to approximately $5.5 million, for the nine months ended March 31, 2000 compared to approximately $0.9 million and approximately $1.5 million for the comparable three and nine months ended March 31, 1999. The increase resulted from additional service and hardware revenues derived from new and existing Access Plus customers. The loss from operations associated with NetSat Express increased by approximately $2.1 million or 430.1%, to approximately $2.6 million for the three months ended March 31, 2000 and increased by approximately $3.5 million, or 239.6%, to approximately $5.0 million, for the nine months ended March 31, 2000 compared to approximately $0.5 million and approximately $1.5 million for the comparable three and nine months ended March 31, 1999. The increase was primarily associated with an increase in general and administrative expenses, network operation expenses and selling and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had working capital of approximately $27.9 million, including cash and cash equivalents of approximately $19.8 million, restricted cash of approximately $0.3 million, net accounts receivable of approximately $19.1 million, net inventories of approximately $8.4 million and prepaid and other current assets of approximately $1.6 million, offset by approximately $15.9 million in accounts payable and approximately $5.4 million in accrued expenses and other current liabilities.

         Several factors had an effect on our liquidity during the nine months ended March 31, 2000. First, we used approximately $7.2 million for operating activities, which primarily relates to a decrease in accounts payable of approximately $2.8 million reflecting the timing of a large payment to a major vendor, a gain on sale of our consolidated subsidiary's common stock of approximately $2.4 million, an increase in net inventory of approximately $2.4 million reflecting the timing of purchases to support future shipments and/or completion of ground segment systems and networks, minority interests in operations of our consolidated subsidiary of approximately $1.7 million and an increase in net accounts receivable of approximately $1.0 million due to the timing of billings and payments to and from customers, offset by the deferred liability of $2.1 due to the Technology Agreement entered into in connection with the NetSat Express private offering of common stock and an increase of accrued expenses of approximately $1.4 million.

         The second factor affecting liquidity during the nine months ended March 31, 2000 was our financing activities. In August 1999, NetSat Express completed a private placement of common and preferred stock yielding net proceeds of approximately $7.0 million, net of issuance costs. These proceeds are being used to fund NetSat Express' operations, expand marketing initiatives, engineering efforts and fund capital expansion. In October 1999, we, together with NetSat Express, entered into a common stock purchase agreement with an investor to purchase 2,000,000 shares of NetSat Express common stock of which 1,400,000 shares were purchased directly from us (see investing activities below) and 600,000 shares were issued and sold directly by NetSat Express for approximately $1.5 million. The net proceeds of approximately $1.4 million received by NetSat Express, net of issuance costs, are being used to fund operations, expand marketing initiatives, engineering efforts and fund capital expansion. Management anticipates that NetSat Express will experience negative cash flow due to the capital investment required for continued development of its operations and continued loss from operating activities for an extended period of time. In addition, during the nine months ended March 31, 2000, we received approximately $3.8 million in proceeds from the exercise of certain employee and director stock options.

         The third factor affecting liquidity during the nine months ended
March 31, 2000, was our investing activities. During the nine months ended
March 31, 2000, we purchased approximately $3.7 million in fixed assets, restricted cash decreased by approximately $3.2 million due to the expiration of letter of credits and the redemption of certificates of deposits held as collateral, and we received approximately $3.5 million in net proceeds from the sale of 1,400,000 shares of NetSat Express' common stock, which are intended to be used for general corporate purposes.

         On April 4, 2000, we completed a secondary public offering of 2,000,000 shares of our common stock for a price of $27.00 per share. We raised net proceeds of approximately $50.1 million net of underwriting discounts, commissions and other related expenses. The net proceeds will be used for a revolving credit facility for up to $15.0 million to NetSat Express, for their working capital and general corporate purposes and for our working capital and general corporate purposes.

         We have a $9.0 million credit facility consisting of a $5.0 million secured domestic line of credit and a $4.0 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate (9.0% as of March 31, 2000) plus a variable margin rate ranging from 0.75% to 1.75% (1.0% per annum at March 31, 2000) and is collateralized by a first security interest on all of our assets. No amounts are outstanding under this credit facility as of May 5, 2000. We also lease satellite space segment transponders under various capital lease agreements, which expire in various years through 2014. Future minimum lease payments due on these capital leases through March 31, 2001 are approximately $9,184,000.

         We expect that our cash and working capital requirements for our operating activities will continue to increase as we expand our operations.

         Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems and networks and communications services businesses, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet our capital requirements through March 31, 2001. However, we cannot assure you that there will be no change that would consume available resources significantly before such time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are not available, we will be required to delay, scale back or eliminate certain of our operating activities, including without limitation, the timing and extent of its marketing programs, the extent and timing of hiring additional personnel and our research and development activities and operating activities of NetSat Express. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

RECENTLY ISSUED ACCOUNTING STANDARD

         In December 1999, the Security and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy is to recognize revenue based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Accordingly, revenue from fixed price contracts are generally recorded based on the relationship of total cost incurred to date to total projected final costs. Applying the requirements of SAB No. 101 to the current contract revenue recognition method may result in a change in the Company's accounting policy for revenue recognition. The effect of the change will be recognized as a cumulative effect of a change in accounting no later than the Company's first quarter of fiscal year 2001 ending on September 30, 2000. Management is currently evaluating the effect of this change on its financial position, results of operations, liquidity and cash flows.


CERTAIN BUSINESS CONSIDERATIONS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $2.7 million during the fiscal year ended June 30, 1997, $0.5 million during the fiscal year ended June 30, 1998, and $8.2 million during the fiscal year ended June 30, 1999. Our net losses include net losses of $1.5 million during the fiscal year ended June 30, 1997, $1.7 million during the fiscal year ended June 30, 1998, and $2.1 million during the fiscal year ended June 30, 1999 for NetSat Express. As of March 31, 2000, our accumulated deficit was approximately $16.4 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.



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

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

         We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in the Pacific Rim region, Russia and other international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these and other foreign regions has adversely effected our results of operations for the fiscal year ended June 30, 1999 and the nine months ended March 31, 2000. We expect that these negative trends will continue to adversely impact our results of operations.

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

          o    delays in the bookings of new contracts;

          o the demand for and acceptance of our existing products and services;

          o    the cost of providing our products and services;

          o the introduction of new and improved products and services by us or our competitors;

          o    market acceptance of new products and services

          o the mix of revenue between our standard products, custom-built products and our communications services;

          o the level of demand for our existing products and services in developing countries with emerging markets for our services;

          o    the timing of significant marketing programs;

          o    our ability to hire and retain additional personnel;

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through March 2001. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and services offerings as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to existing stockholders. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a more complete description of our historical financial condition, results of operations and liquidity.

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

THROUGH THEIR OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

         As of May 12, 2000, our officers and directors, and their affiliates beneficially own approximately 1.7 million shares, constituting approximately 14% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

A THIRD PARTY COULD BE PREVENTED FROM ACQUIRING YOUR SHARES OF STOCK AT A PREMIUM TO THE MARKET PRICE BECAUSE OF OUR ANTI-TAKEOVER PROVISIONS.

Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, bylaws and Section 203 of the General Corporation Laws of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to you and our other stockholders. In addition, we have a poison pill in place that could make an acquisition of us by a third party more difficult.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

         Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of March 31, 2000 we had no such foreign currency forward contracts.

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities, and secondly, certain of its fixed long term capital lease agreements. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Date: May 15, 2000                        /s/ David E. Hershberg
                                          ----------------------

                                          David E. Hershberg
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors

Date: May 15, 2000                        /s/ Andrew C. Melfi
                                          -------------------

                                          Andrew C. Melfi
                                          Vice President and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)