Form 10-K
period 2000-06-30
GLOBECOMM SYSTEMS INC
filed 2000-09-28
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-22839

                             GLOBECOMM SYSTEMS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       11-3225567
(STATE OR OTHER JURISDICTION OF                         (I.R.S EMPLORER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


             45 OSER AVENUE,
              HAUPPAUGE, NY                                11788
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (631) 231-9800

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on September 25, 2000, based upon the average bid and asked prices of such Common Stock on the NASDAQ National Market on September 25, 2000 held by non-affiliates was approximately $138.4 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

     As of September 25, 2000, there were outstanding 11,881,511 shares of the registrant's Common Stock, par value $.001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement of Globecomm Systems Inc. relative to the 2000 Annual Meeting of Stockholders to be held on November 16, 2000, is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

         We offer end-to-end, value-added satellite-based communications services. We do this by leveraging our core satellite ground segment systems and networks capabilities, and the satellite services capabilities that are generally provided by our majority-owned subsidiary, NetSat Express, Inc. The services we offer include wide area network connectivity, broadband connectivity to end users, Internet connectivity, intranet extension, media distribution and other network services on a global basis. To provide these services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain these communications services on an ongoing basis. Our customers generally have operations in areas of the world where high-speed terrestrial links are unreliable, too costly, or not readily available and include communications service providers, multinational corporations, Internet Service Providers, or ISPs, content providers and government entities. Our service business is built on the foundation of our core business as a supplier of ground segment systems and networks for satellite-based communications. We provide these ground segment systems and networks on a contract basis. These implementations include the necessary hardware and software to support a wide range of satellite communications applications using fixed satellite, direct broadcast and mobile satellite systems.

         NetSat Express is a leader in providing end-to-end satellite-based Internet solutions around the world. NetSat Express offers start-up and expanding ISPs and other enterprises a wide range of solutions, including Internet backbone connectivity, network applications, back-office capabilities, POP infrastructure, Web hosting and network management services.

INDUSTRY OVERVIEW

         Satellite communications systems consist of satellites, or the space segment, and ground-based transmitting and receiving systems, or the ground segment. The space segment consists of one or more satellites orbiting the earth, which typically provide continuous communications coverage over a wide geographic area. Satellites usually contain multiple transponders, each capable of independently receiving and transmitting one or more signals from and to multiple users simultaneously. A transponder is a device that receives signals from transmitting earth stations, translates these received signals into transmit signals and amplifies and transmits these signals to receiving earth stations. The ground segment consists principally of one or more earth stations, which provide a communications link to the end user either directly or through a terrestrial network. An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment.

         Satellite communications is a rapidly growing segment of the global communications infrastructure. Satellites are increasingly becoming important in light of the growth of the Internet and other broadband applications and the globalization of communications. New broadband satellite systems offer services similar to newly built broadband terrestrial systems.

Satellite communications industry participants include:

o    designers, manufacturers and operators of satellites;

o designers, manufacturers and integrators of ground segment products, systems and networks; and

o communications services providers, which may or may not own the actual satellites used for transmission.

         The three principal classes of satellite services include:

         Fixed Satellite Services. Fixed satellite services are used to provide communications applications like voice, data and video between fixed land-based earth stations. These applications include Internet access, business to business communications, Internet Protocol-based telephony services and cable and broadcast television distribution. The introduction of high-power satellites that deliver a wide array of broadband applications has created additional growth within the fixed satellite services segment. This is enabled by the use of smaller, less costly earth stations, including very small aperture terminals. Future higher bandwidth systems are expected to increase the number of applications and further reduce the cost of providing satellite services. We believe these systems will offer the additional bandwidth needed for emerging broadband communications applications.

         Direct Broadcast Services. Direct broadcast satellite services provide a direct transmission link from high-power satellites to customers over a wide geographic area. These services deliver content cost-effectively by incorporating the use of smaller satellite receiving antennas and digital video technology, particularly in areas underserved by cable. These services are used in direct-to-home television services and are increasingly being used in direct broadcast data services.

         Mobile Satellite Services. Mobile satellite services, which operate between fixed earth stations and mobile earth stations, or terminals, provide mobile voice and data transmission capability on land, sea and air. New mobile satellite services are being developed using satellite systems that orbit at different altitudes above the earth. These satellite systems are designed to bring more extensive coverage and circuit reliability for mobile telephone and data services to users throughout the world.

         ADVANTAGES OF SATELLITES OVER TERRESTRIAL ALTERNATIVES

         We believe satellites provide the following advantages over terrestrial alternatives for broadband applications:

o Satellites enable high-speed communications services where terrestrial alternatives are unavailable or inadequate. Many areas of the world lack the sophisticated fiber optic cable and digital switching infrastructure required for the high-speed transmission of data. Satellites are well suited to connect these areas that cannot be connected efficiently or cost-effectively by terrestrial transmission systems.

o Satellite networks can be rapidly installed, upgraded and reconfigured. In contrast, the installation of fiber optic cable is time consuming and requires obtaining rights-of-way.

o Satellite networks bypass much of the often complex terrestrial networks. This avoids the service level issues related to potential terrestrial network congestion as well as the use of multiple network service providers.

o Satellite networks, because of their broadcast nature, are inherently capable of multicasting, or transmitting data simultaneously from one point to multiple locations.

o Satellite networks, in some situations, are more cost-effective than terrestrial alternatives where the flow of data traffic to the user is greater than the flow of data from the user. For example, an Internet user wanting to access a web site sends a small bandwidth request to a content server that returns a high bandwidth response, which is the web page viewed. Capacity can go unused on many terrestrial networks due to this uneven flow of traffic whereas satellite networks are capable of providing capacity on an imbalanced, or asymmetric, basis.

o The cost to provide satellite services does not increase with the distance between sending and receiving locations. In contrast, the cost of terrestrial network transmission increases with distance.

INDUSTRY TRENDS

         Continuing worldwide deregulation of telecommunications services market

         Many countries are deregulating their telecommunications services markets in response to growing consumer and business demands, international competition, and technological developments. The Global Agreement on Trade in

Services administered by the World Trade Organization provides for the deregulation of telecommunications markets in the 75 countries which have signed the agreement. These countries include developed countries in North America, Western Europe, and Asia and developing countries in Africa, Asia, and Central and South America. Deregulation is creating opportunities for new companies to compete with the incumbent national telecommunications companies. These new companies will need to build communications infrastructure and/or buy communications services. We believe this trend toward deregulation is favorable to the growth of satellite services, as new service providers can establish their own infrastructure faster and generally at a lower cost with satellite communications services than with terrestrial alternatives.

         Economic development worldwide and the increasing globalization of business

         We believe that as multinational corporations globalize and expand into new markets, the demand for diverse and customized communications services will continue to grow. For many large national or multinational companies operating in geographically dispersed locations, satellite networks provide the only opportunity for broadband connectivity as the capacity, quality or availability of terrestrial infrastructure is often limited or nonexistent in many of these locations. We believe that these corporations, including those operating in sectors including energy and transportation which have continually changing global network needs, will expand their use of satellite-based communications.

         Growth of the Internet outside North America and Western Europe

         The growth of the Internet has been dramatic, and this growth is projected to continue, particularly outside North America and Western Europe. Satellite-based communications are benefiting from this trend as many of these regions lack the terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the Internet. We believe the development of communications infrastructure in much of the world will in large part depend upon the rapid installation of satellite communications services. Satellite-based communications services, in some situations, are better suited than terrestrial alternatives to cost-effectively address the imbalance of traffic flows inherent in international Internet usage today because they provide capacity on an asymmetric basis.

         New Internet technology-based applications

         Corporate intranets and Virtual Private Networks. The technologies which have been developed for the Internet have been used in the creation of private corporate networks, or intranets. Intranets provide employees in geographically dispersed locations with access to corporate databases and other private corporate information. There is a rapidly growing marketplace for intranet services in the United States and other developed countries, as corporations have recognized their benefits. In parts of the world where land-based networks are inadequate or unavailable, we believe intranets represent a rapidly growing market for satellite-based communications services. The growth of intranets is being supported by the evolution of virtual private network technology and services that ensure the security of sensitive corporate data when transmitted over the Internet or other shared networks. Virtual private networks offer the appearance, functionality and usefulness of a dedicated private network at a lower cost because they use shared networks. Furthermore, virtual private networks not only allow access to internal corporate information, but can also be used to provide telephony services using Internet Protocol and to transmit video or a combination of any of these three.

         Content Delivery Services and Multicasting. Content providers and large ISPs are increasingly using content delivery services that can enhance access to multimedia and static content for their users and enhance web site response times by avoiding delays and outages caused by public network congestion. One implementation being used to improve web site response times involves broadcasting data simultaneously to geographically dispersed servers that are closer to the person requesting the information, thereby avoiding potential congestion that could occur on standard terrestrial networks. This broadcasting of data from one location to many locations is known as multicasting. Satellite multicasting is not only used for content delivery services as described above, but also for the transmission of multimedia content in real time.

         Increased distribution of television programming to regional, national and international audiences

         Significant growth in the number of broadcasters creating programming and the number of channels available to viewers is largely responsible for the expansion of the global cable and broadcast television markets. The introduction of digital television technology has also contributed to the growth in this market by reducing the transmission costs for channels reaching smaller and more distant audiences.

         We believe that the number of smaller programmers will continue to increase as transmission costs decline, while major programmers will increase their offerings by expanding the number of regional channels and specialized versions of their primary channels. Satellites offer advantages in providing enhanced television to rural markets given the cost and time to install traditional cable and fiber optic infrastructure.

         Continuing technological advancements

         We believe a number of technological advances will stimulate demand for satellite-based communications services:

o Internet Protocol. Internet Protocol is transforming the communications industry by allowing all forms of communications to be carried in one format using a standard protocol. Therefore, Internet Protocol allows for the transmission of voice, video, and data on a single network. These networks use bandwidth efficiently, thereby reducing transmission costs and allowing for enhanced applications. We believe the reduction in transmission costs and enhanced applications will continue to stimulate demand for communications services worldwide including satellite-based services.

o Enhancements in satellite technology help reduce costs. The latest generation of satellites has up to three times more power than satellites launched in the early 1990s. As technology improves, satellites in the future will be even more powerful and longer-lived than current satellites. In addition, we believe satellites in the future will carry more transponders and therefore provide more transmission capacity. We expect these new satellites will decrease the cost of capacity, thereby increasing the demand for satellite-based communications services.

o Ka-band technology. The Ka-band transponders will offer five to ten times the bandwidth of today's transponders. Ka-band technology typically uses smaller, more high-powered spot beams, which allow for smaller ground antennas and lower cost per data transmitted. The use of Ka-band technology is expected to lead to less expensive capacity and increase the demand for satellite-based communications.

o Broadband technology. Broadband technology, increasingly available on fiber optic networks, sophisticated urban cable networks and through high-bandwidth telephone line technologies, is creating demand for robust applications like delivery of multimedia content that narrow-band technologies cannot satisfy. We believe that satellites can provide the principal means to deliver broadband applications beyond the geographical limitations of both existing and future broadband terrestrial networks.

o Compressed digital video. Compressed digital video technology is designed to compress up to ten high-quality video channels in the same bandwidth that previously carried a single analog channel. This technology has lowered the costs of delivering programming via satellite and cable television systems, thereby permitting more programming options to be provided to smaller niche markets.

SERVICES AND PRODUCTS

         OUR COMMUNICATIONS SERVICES

         We offer end-to-end, value-added satellite-based communications services. We engineer and provide all the necessary satellite and terrestrial facilities, as well as provide the integration services required to implement those facilities. We also operate and maintain these communications services on an ongoing basis. We tailor these services to meet our customers' needs by offering standardized services and custom-engineered solutions. Our standardized services may be sold separately or may be used as building blocks as a part of a custom-engineered solution. We use our expertise in satellite communications, Internet Protocol, communications networks and information technology in designing our custom-engineered solutions.

         The following describes some of our standardized services:

         Wide Area Network Anywhere. This service offering provides high speed networking between major communications points of presence, or POPs. We are currently providing this service for NTT Communications Corporation, connecting POPs in Los Angeles and Okinawa, Japan. This is an example of using this standardized service as a building block in a custom-engineered solution.

         Intranet Anywhere. This service offering provides secure high-speed data transmission directly to local area networks using standards-based satellite receiver technology. We intend to offer this service to customers requiring secure high-speed data transmission between corporate headquarters and one or more remote offices.

         ISDN Anywhere. This service offering provides full-time connections at rates of 64 kilobits per second, or Kbps, and 128 Kbps to geographically dispersed locations. We can provide these services to organizations needing full-time digital connections for voice, data and videoconferencing in locations around the world where the terrestrial infrastructure is inadequate or unavailable.

         Bandwidth on Demand Anywhere. This service offering provides high-speed data connections for intermittent use through a bandwidth subscription service. This service provides data rates from 64 Kbps up to 384 Kbps to geographically dispersed locations. Customers who have high bandwidth requirements would use this service to reduce their costs when they only need intermittent services, like emergency communications services.

         The following is an example of how we provide custom-engineered communications services for one of our customers:

         The Challenge. We were selected by Mercury Communications, Inc., a new communications service provider in Angola, to design and implement the voice, data and Internet infrastructure as well as the connections between Angola and the United States, where the existing communications infrastructure was inadequate.

         The Solution. We designed and continue to build a nationwide voice and data telecommunications network using a combination of satellite systems, terrestrial microwave systems and local wireless communications technology. In addition, we provided Mercury with the information technology infrastructure necessary to provide Internet access from the United States Internet backbone to Soyo and Luanda, Angola using satellites. We also provide international satellite connections for voice and data traffic between Soyo and Luanda, and Houston, Texas as well as the associated billing services. The voice and data satellite network we custom-engineered is based on a combination of network technologies, each designed to enhance delivery of a particular service. We currently provide network services to operate and maintain these communications services.

[DIAGRAM OF MERCURY COMMUNICATIONS, INC. NETWORK DEPICTING THE COMMUNICATIONS SYSTEM INFRASTRUCTURE THAT PROVIDES PHONE SERVICE CONNECTIVITY AND INTERNET CONNECTIVITY FOR USERS IN ANGOLA USING TERRESTRIAL CONNECTIONS AND WIRELESS LOCAL LOOP CONNECTIONS WITH THE U.S. PUBLIC TELEPHONE NETWORK AND THE U.S. INTERNET BACKBONE USING A SATELLITE THAT TRANSMITS TO AND FROM EARTH STATIONS IN THE UNITED STATES AND ANGOLA.]

OUR GROUND SEGMENT SYSTEMS AND NETWORKS

         We design, engineer, integrate and install satellite-based ground segment system and network solutions for the complex and changing communications requirements of our customers. Our ground segment systems typically consist of an earth station and ancillary subsystems. An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. Ancillary subsystems may include microwave links or fiber optic links, for the transmission of communications traffic to a central office, or generators for emergency power requirements. Our customizable modular earth stations may be sold separately as stand-alone ground segment systems or may be used as building blocks to be integrated into a complete ground segment system or network. We believe that this modular approach allows us to engineer our ground segment systems and networks to serve client-specific service requirements rapidly, cost-effectively and efficiently with minimal site preparation. All of our earth stations are configurable to conform to applicable satellite standards.

         CUSTOMIZABLE MODULAR EARTH STATIONS

         Modular Building Block Earth Station. These earth stations provide point-to-point high-capacity data links and hubs for satellite networks. Generally, all electronics are housed in an indoor equipment enclosure. We typically sell these earth stations at prices ranging from approximately $250,000 to $600,000.

         Commercial Terminal Family. This family of earth stations encompass a range of general purpose, medium-capacity earth stations, and are principally used by corporate, common carrier and government networks. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. The satellite modem is housed in an indoor equipment enclosure. We typically sell these earth stations at prices ranging from approximately $100,000 to $300,000.

         Compact Earth Station. We designed this family of digital earth stations to be used principally to provide limited capacity to areas with limited or no telecommunications infrastructure. These earth stations integrate radio frequency and satellite modem components into one antenna mounted package. We typically sell these earth stations at prices ranging from approximately $20,000 to $45,000.

         Explorer C/K Transportable Earth Station. We designed this family of digital earth stations primarily for emergency communications and news gathering. The group is comprised of portable, modular earth stations designed to be quickly deployed and operated anywhere in the world. The latest model, the Explorer Ku, incorporates technology from the Compact Earth Station product line to minimize cost, size and weight. All components are mounted in separate cases, which are small enough to be easily transported by commercial carriers, including airplanes and trucks. We market these earth stations at prices ranging from approximately $50,000 to $100,000.

         Explorer II Mobile Terminals. We designed this family of digital terminals to serve the mobile satellite services market for high-speed data and voice terminals with optional video conferencing. We offer the Explorer II, a high speed data terminal for use in news gathering, emergency communications, data gathering, and other applications requiring mobility and data at rates of 64 Kbps. We typically sell these earth stations at prices ranging from approximately $20,000 to $50,000.

         NETSAT EXPRESS SERVICES

         NetSat Express is an ISP that offers Internet access and related services to ISPs and other enterprises around the world. NetSat Express combines satellite and terrestrial communications networks to provide customers around the world high-speed access services to the United States Internet backbone. NetSat Express currently has customers in Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East.

         Internet Access Services

         NetSat Express' Internet access service, marketed under the Access Plus brand name, provides high-speed access to the United States Internet backbone. NetSat Express provides the necessary satellite transmission services and terrestrial transit and routing services. In addition, it currently provides earth stations and the necessary installation services together with Globecomm. NetSat Express' services are highly configurable, providing guaranteed levels of service for its customers. Its services can be implemented through its worldwide network, and global deployment capabilities through suppliers like Globecomm. NetSat Express provides a wide variety of circuit sizes, which allows it to serve large and small ISPs, communications services providers and corporations. A circuit is comprised of satellite and terrestrial components that provide the bandwidth needed by the customer. NetSat Express' customers lease circuits as small as 64 Kbps and as large as 45 Mbps, where a megabit is 1000 times larger than a kilobit. NetSat Express offers two-way circuits, providing bandwidth to and from the Internet, as well as one-way circuits, where the customer has its own return circuit through a local terrestrial connection to the Internet.

         NetSat Express also provides a bandwidth capacity bursting option, allowing bursts of up to the full capacity of a satellite circuit. With bursting, the customer's guaranteed bandwidth is a part of a shared satellite channel with other customers who also have guaranteed bandwidths. The bursting service allows a customer to acquire more bandwidth than its guarantee when there is available bandwidth on the same shared satellite channel that NetSat Express has not committed to other customers.

         NetSat Express' Strategic Relationships

         NetSat Express has developed a number of strategic relationships that are expected to provide it with access to services and technology that complements its strategy. An agreement with Globix Corporation provides quality access to the United States Internet backbone and hosting facilities. An agreement with Cisco Systems, Inc. provides NetSat Express with support from Cisco in the sale and service of Cisco networking equipment. A re-marketing agreement with IBM provides NetSat Express with access to technology and marketing assistance in the delivery of ISP-related hardware and software solutions. These agreements all complement NetSat Express' strategy to facilitate the development of ISPs around the world.

SALES AND MARKETING

         We market our products and services to communications services providers, multinational corporations, ISPs, content providers and government entities. We have structured our sales and marketing approach to respond effectively to the growing opportunities in the communications services market as well as the traditional ground segment systems and networks market. Our marketing activities are organized regionally as well as on an industry-specific basis. We use both direct and indirect sales channels to market our services and products.

         We use regional business teams to sell and market our communications services and ground segment systems and networks. These business teams are responsible for orders and programs in the regions to which they are assigned as well as for the delivery of our products and services, and finally, for account management of our existing customers. Currently, we have business teams responsible for the Americas, the Asia-Pacific region, Africa, the Middle East and Europe. These regional business teams work together to identify, develop and maintain customer relationships through local sales representatives, sales executives and account managers. Together, they develop close and continuing relationships with our customers. Our sales representatives in these regions provide a local presence and identify prospective customers for our sales executives. Our account managers may also function as project engineers for network integration and service initiation programs for their accounts. We believe this account management focus provides continuity and loyalty between us and our customers. We also believe that our approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for the new products and services that we develop. In addition, we obtain sales leads for new customers through referrals from industry suppliers.

         We also sell to industry-specific markets through direct and indirect sales channels. These industry-specific markets currently include the oil industry, the broadcast industry and the United States government. We intend to expand our direct and indirect sales and marketing efforts to these industry-specific markets.

         We have sales and marketing staff located at our headquarters in Hauppauge, New York, as well as in Atlanta, Georgia, Hong Kong and the United Kingdom. Our office in the United Kingdom is part of our Globecomm Systems Europe Limited subsidiary. These offices provide both sales and technical support in the regions for which they have responsibility. As of June 30, 2000, we employed 47 persons with sales and marketing responsibility, of which 18 are full-time sales executives and 29 have dual engineering and sales and marketing responsibilities.

         Our marketing program is intended to build national and international awareness of our brand. We use direct mailings, print advertising to targeted markets and trade publications to enhance awareness and acquire leads for our direct and indirect sales teams. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters and the Communications Managers Association. We also provide marketing information on our web site and conduct joint marketing programs with sales representatives in various regions to reach new customers.

         NetSat Express' marketing strategy is carried out primarily through resellers and sales representatives in regions in which NetSat Express markets its services. NetSat Express is seeking to expand its marketing capabilities and enter into new regions.

CUSTOMERS

         We have established a diversified base of customers in a variety of industries. Our customers include communications services providers, multinational corporations, ISPs, content providers and government entities. We typically rely upon a small number of customers for a large portion of our revenues. For example, approximately 27% of our revenues in fiscal 2000 were derived from sales to two customers. We expect that in the near term a significant portion of our revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and our customer base.

BACKLOG

         At June 30, 2000, our backlog was approximately $100.1 million compared to approximately $63.7 million at June 30, 1999. We record an order in backlog when we receive a firm contract or purchase order which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2000, $44.5 million, or approximately 44.5%, of our backlog represented contracts with three customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See "Risk Factors" beginning on page 27.

COMMUNICATIONS INFRASTRUCTURE

         We built and own the teleport facility located at our headquarters in Hauppauge, New York. We currently lease it, on a short-term basis, to NetSat Express. We are a member of the World Teleport Association. Our teleport is designed to meet the most stringent requirements for high-speed data communications requirements. This teleport is used to transmit and receive signals from satellites positioned to serve customers in Latin America, the United States, Canada, Europe, the Middle East and Africa. Our teleport uses redundant critical systems and uninterruptible power supplies with back-up power generation.

         NetSat Express also leases teleport services in Los Angeles to transmit and receive signals from satellites positioned to serve customers in Australia and the Pacific Rim region. Connection to the United States Internet backbone in Los Angeles is achieved through leased fiber optic circuits.

         We, along with NetSat Express, lease transponder capacity to meet the bandwidth needs of our and their customers. NetSat Express leases multiple, redundant, high-capacity fiber connections to provide reliable Internet data, voice and data traffic to locations in New York City where it interconnects with telecommunications service providers and the United States Internet backbone.

         NetSat Express has built and staffed a network operations center, or NOC, to manage its customer circuits. The NOC operates 24 hours per day, seven days per week to monitor customer circuits, respond to complaints and initiate new services. Customers can purchase or lease from us or, from NetSat Express, as a part of its service the equipment needed at the customers' locations to transmit and receive the satellite signals. Globecomm Systems offers installation and maintenance services for this equipment.

PRODUCT DESIGN, ASSEMBLY AND TESTING

         We assign a project team to each contract into which we enter. Each team is led by a project engineer who is responsible for execution of the project. This includes engineering and design, assembly and testing, installation and customer acceptance. Project teams generally consist of between two and 10 employees and may include engineers, integration specialists, buyer-planners and an operations team. Our products and system design capabilities are used in the engineering and design phases of a project. Once a system is designed, the integration specialist works with the buyer-planner and the operations team to assure a smooth transfer from the engineering phase to the integration phase. The integration phase consists mainly of integrating the purchased equipment, components and subsystems into a complete functioning system. Assembly, integration and test operations are conducted on both an automated and manual basis, depending primarily on production volume.

         We provide facilities for complete in-plant testing of all our systems before delivery in order to assure all performance specifications will be met during installation at the customer's site. We employ formal total quality management programs and other training programs, and have been certified by the International Organization of Standards quality certification process for ISO 9001, a standard that enumerates specific requirements an organization must follow in order to assure consistent quality in the supply of products and services. The certification process qualifies us for access to virtually all domestic and international projects, and we believe that this represents a competitive advantage.

RESEARCH AND DEVELOPMENT

         We have outsourced much of our research and development by making strategic investments in some of our suppliers who perform research and development for us. Thus, the costs of developing new technologies are funded partially by the investments made in these strategic suppliers. This provides us with a cost-effective means to develop new technology, while minimizing our direct expenditures. Furthermore, we believe that outsourcing research and development allows us to retain our flexibility in developing solutions for our customers, while at the same time providing the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products not available from other suppliers to the industry. Current efforts are focused on developing customizable systems. For the years ended June 30, 1998, 1999 and 2000, we have incurred approximately $1.2 million, $1.3 million, and $0.8 million, respectively, in internal research and development expenses.

COMPETITION

         In the satellite ground segment systems and networks market, we believe that our ability to compete successfully is based primarily on management reputation and the ability to provide a solution that meets the customer's requirements, including competitive pricing, performance, on-time delivery, reliability, and customer support.

         In the communications services market, we believe that our ability to compete successfully is based primarily on management reputation and providing prompt delivery and initiation of service, competitive pricing, consistent and reliable connections, and high-quality customer support.

         Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) vertically integrated satellite systems providers like Nippon Electric Corporation and (2) system integrators like IDB Systems, a division of MCI WorldCom Inc.

         In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc., and PanAmSat Corporation, as well as other Internet services providers. In addition, we may compete with other communications services providers like Teleglobe, Inc. and MCI WorldCom. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two or three years.

         Current and potential participants in the markets in which we compete have established or may establish cooperative relationships among themselves or with third parties. These cooperative relationships may increase the ability of their products and services to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge that will enable them to acquire significant market share rapidly. We believe that increased competition is likely to result in price reductions, reduced gross profit margins and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

         We rely heavily on the technological and creative skills of our personnel, new product developments, computer programs and designs, frequent product enhancements, reliable product support and proprietary technological expertise in maintaining our competitive position. We have secured patent protection on some of our products, and have secured trademarks and service marks to protect some of our products and services.

         We currently have two patents in the United States, for remote access to the Internet using satellites and for satellite communication with automatic frequency control and have a patent pending in the United States. We also intend to seek further patents on our technology, if appropriate. We have filed applications for trademark registration of Globecomm Systems Inc. in the United States and various other countries. NetSat Express has received trademark registration for NetSat Express in the United States, the European Community, Russia, and Brazil. We have also received trademark registrations in the United States for MBB2001 and CTF2001, which are two of our customizable modular earth stations. We intend to seek registration of other trademarks and service marks in the future.

GOVERNMENT REGULATIONS

         OPERATIONS AND USE OF SATELLITES

         We are subject to various federal laws and regulations which may have negative effects on our business. We operate Federal Communications Commission, or FCC licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the Act), and the rules and regulations of the FCC. Pursuant to the Communications Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor can we assure you that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

         We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

         NetSat Express does not currently hold any FCC licenses, permits, or authorizations, nor does it currently provide any FCC regulated services. Therefore it is not subject to the Act or the rules and regulations of the FCC. However, NetSat Express may hold such licenses, permits, or authorizations, or provide these services in the future, and would then be required to comply with the FCC requirements.


         COMMON CARRIER REGULATION

         We currently provide services to our customers on a private carrier basis and not as a common carrier. However, we do have FCC authority to operate as a common carrier, if we so choose. Were our business methods or the federal regulatory structure to change such that operating as a common carrier becomes desirable, we would be required to comply with the FCC's requirements for common carriers. These requirements include, but are not limited to, filing tariffs setting forth our rates and service terms, being forbidden from unjust and unreasonable discrimination among customers, notifying the FCC before discontinuing service, and complying with FCC equal employment opportunity regulations and reporting requirements.

         We do not currently provide telecommunications services between points in the same state and so are exempt from state regulation of our services. However, we could become subject to state telecommunications regulations if we did provide intrastate telecommunications services.

         FOREIGN OWNERSHIP

         As long as we offer services on a private basis, there are no restrictions on foreign ownership of our earth stations. If we offered services as a common carrier, however, we would be subject to statutory requirements that generally forbid more than 20% ownership or control of an FCC licensee by non-United States citizens and more than 25% ownership of a licensee's parent by non-United States citizens. The FCC may authorize foreign ownership in the licensee's parent in excess of these percentages. Under current policies, the FCC has granted these authorizations where the applicant does not control monopoly or bottleneck facilities and the foreign owners are citizens of countries that are members of the World Trade Organization or provide equivalent competitive opportunities to United States citizens.

         We may, in the future, be required to seek FCC approval for foreign ownership if we operate as a common carrier and ownership of our stock exceeds the thresholds mentioned above. Failure to comply with these policies may result in an order to divest the offending foreign ownership, fines, denial of license renewal, and/or license revocation proceedings against the licensee by the FCC. We have no knowledge of any present foreign ownership which would result in a violation of the FCC rules and regulations.


         FOREIGN REGULATIONS

         Regulatory schemes in countries in which we may seek to provide our satellite-delivered data communications services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner which may have a material adverse impact on our business. Either we or our local sales representatives typically must obtain authorization for each country in which we provide our satellite-delivered data communications services. Although we believe that we or our local sales representatives will be able to obtain the requisite licenses and approvals from the countries in which we intend to provide products and services, the regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. Although we believe these regulatory schemes will not prevent us from pursuing our business plan, we cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities. In addition, we cannot assure you that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that restrictions applicable thereto will not be unduly burdensome.

         REGULATION OF THE INTERNET

         Our Internet operations (other than the operation of a teleport) are not currently subject to direct government regulation in the United States or most other countries, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues like user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security, or the convergence of traditional communication services with Internet communications.

         We anticipate that a substantial portion of our or NetSat Express' Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into their country than that which is generally applicable in the United States. Examples of this include privacy regulations in Europe and content restrictions in countries like the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or otherwise negatively affect our business. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. These changes could reduce demand for our products and services or could increase our cost of doing business as a result of costs of litigation or increased product development costs.

         TELECOMMUNICATIONS TAXATION, SUPPORT REQUIREMENTS, AND ACCESS CHARGES

         All telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services. Some telecommunications services are subject to special taxation and to contribution requirements to support services to special groups, like persons with disabilities. At present, Globecomm is subject to the requirements for support of special groups. NetSat Express' operations are presently deemed not subject to such requirements. Our services may be subject to new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.

         Internet services are currently exempt from charges that long distance telephone companies pay for access to the networks of local telephone companies in the United States. Efforts have been made from time to time, and may be made again in the future, to eliminate this exemption. If these access charges are imposed on telephone lines used to reach Internet service providers, and/or if flat rate telephone services for Internet access are eliminated or curtailed, the cost to customers who access our satellite facilities using telephone company-provided facilities could increase to an extent that could discourage the demand for our services. Likewise, the demand for our services in other countries may be affected by the availability and cost of local telephone or other telecommunications facilities to reach our facilities or the facilities of our customers.

         EXPORT OF TELECOMMUNICATIONS EQUIPMENT

         The sale of our ground segment systems, networks, and communications service solutions outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products or implement our services into some countries, these products or services must satisfy the technical requirements of that particular country. If we were unable to comply with these requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

         As of June 30, 2000, we had 214 full-time employees, including 98 in engineering and program management, 58 in the manufacturing, operations support, and network operations, 18 in sales and marketing, and 40 in management and administration. Our employees are not covered by any collective-bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.   PROPERTIES

         We own approximately 122,000 square feet of space in a facility on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. These premises house our principal offices and production facilities as well as offices and the network operations center of NetSat Express. We have a lease for office space in Hong Kong at a monthly rental fee of approximately $3,000. We are in the second year of a three-year lease for office space in the Atlanta, Georgia, at a current base monthly rent of $2,050, which rental amount increases to $2,130 per month in year three of the lease. In addition, we are in the first year of a five-year lease at a base monthly rent of $3,600 for office and operations facilities for our Globecomm Systems Europe Limited subsidiary in the United Kingdom.

ITEM 3.   LEGAL PROCEEDINGS

          We are not currently a party in any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is quoted on the NASDAQ National Market under the symbol "GCOM." The fiscal 1999 and 2000 high and low sales prices are as follows:

                                                             High        Low
                                                             ----        ---
First Quarter Fiscal 2000...............................  $ 10.906  $  8.00
Second Quarter Fiscal 2000..............................    26.00      9.75
Third Quarter Fiscal 2000...............................    41.125    19.50
Fourth Quarter Fiscal 2000..............................    26.75     10.50

First Quarter Fiscal 1999...............................     9.25      3.00
Second Quarter Fiscal 1999..............................     6.75      3.625
Third Quarter Fiscal 1999...............................     7.875     4.25
Fourth Quarter Fiscal 1999..............................    12.00      5.125

         At September 25, 2000, there were approximately 4,400 stockholders of record of our common stock, as shown in the records of our transfer agent.

         At the close of the NASDAQ National Market on September 25, 2000, our market price per share was $12.563.

         As of June 30, 2000, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

         The effective date of our first registration statement (the "Registration Statement") filed on Form S-1 (Registration No. 333-22425) under the Securities Act of 1933, as amended, was August 7, 1997. The class of securities registered was common stock. The offering commenced on August 8, 1997 and all securities were sold in the offering. The managing underwriters for the offering were PaineWebber Incorporated and C.E. Unterberg, Towbin.

         Pursuant to the Registration Statement, we registered and sold 3,162,500 shares of common stock for an aggregate offering price of $31,625,000. The Company incurred total expenses in the offering of approximately $3,721,000, of which approximately $2,214,000 represented underwriting discounts and commissions and approximately $1,507,000 represented other expenses. All such payments were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses was approximately $27,904,000.

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

         The effective date for the registration statement
(Registration No. 333-30808) filed on Form S-3 (the "S-3 Registration Statement") under the Securities Act of 1933, as amended, for our secondary offering was March 30, 2000. The class of securities sold was common stock. The offering commenced on April 4, 2000 and all securities were sold in the offering. The managing underwriters for the offering were ING Barings LLC and C.E. Unterberg, Towbin

         Pursuant to the S-3 Registration Statement, we registered and sold 2,000,000 shares of our common stock for an aggregate offering price of $54,000,000. The Company incurred total expenses in the offering of approximately $3,903,000, of which approximately $3,240,000 represented underwriting discounts and commissions and approximately $663,000 represented other expenses. All such payments were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses was approximately $50,097,000.

         From the effective date of the S-3 Registration Statement to June 30, 2000, the net offering proceeds were used to fund a revolving credit facility for up to $15.0 million to NetSat Express, Inc., our majority-owned subsidiary, for its working capital and general corporate purposes, and for our working capital, and general corporate purposes.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2000 have been derived from our audited consolidated financial statements. In the following table, pro forma basic and diluted net loss per share for the year ended June 30, 1997, is based on the weighted-average number of shares of common stock outstanding including the conversion of the Class A and Class B Convertible Preferred Stock into common stock, which occurred upon the consummation of the Company's initial public offering. However, in accordance with Staff Accounting Bulletin 98 of the Securities and Exchange Commission, options to purchase common stock for nominal consideration have been reflected in diluted loss per share for all periods presented in a manner similar to a stock split, even if anti-dilutive. Historical losses per share have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with the initial public offering. EBITDA represents earnings before minority interests in operations of our consolidated subsidiary, interest income, interest expense, net income taxes, depreciation and amortization expense, and a non-recurring gain on the sale of consolidated subsidiary's common stock. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. EBITDA is a financial measure commonly used in our industry and should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. We record an order in backlog when we receive a firm contract or purchase order which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. Our backlog at any given time is not necessarily indicative of future period revenues.

                                                  SELECTED CONSOLIDATED FINANCIAL DATA

                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEARS ENDED JUNE 30,
                                                  -----------------------------------------------------------------
                                                     1996         1997          1998          1999          2000
                                                  ----------   ----------    ----------    ----------    ----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues......................................    $  13,476    $  36,220     $  58,105     $  49,058     $  78,571
Costs of revenues.............................       11,238       32,060        49,532        43,516        67,245
                                                  ----------   ----------    ----------    ----------    ----------
Gross profit..................................        2,238        4,160         8,573         5,542        11,326
                                                  ----------   ----------    ----------    ----------    ----------
Operating expenses:
  Network operations..........................            -            -             -           514         1,926
  Selling and marketing.......................        1,915        3,282         4,187         5,183         6,139
  Research and development....................          712          649         1,188         1,325           784
  General and administrative..................        1,945        3,449         5,010         6,040        10,361
  Terminated acquisition costs................            -            -             -           972             -
  Write-down of investments...................            -            -             -           679             -
                                                  ----------   ----------    ----------    ----------    ----------
Total operating expenses......................        4,572        7,380        10,385        14,713        19,210
                                                  ----------   ----------    ----------    ----------    ----------
Loss from operations..........................       (2,334)      (3,220)       (1,812)       (9,171)       (7,884)
Other income (expense):
   Interest income............................          121          298         1,271           980         1,727
   Interest expense...........................          (32)         (22)           (5)           (1)       (2,522)
   Gain on sale of consolidated subsidiary's
     common stock.............................            -            -             -             -         2,353
                                                  ----------   ----------    ----------    ----------    ----------
Loss before minority interests in operations
   of consolidated subsidiary.................       (2,245)      (2,944)         (546)       (8,192)       (6,326)
Minority interests in operations of
   consolidated subsidiary....................            -          275             -              -        2,745
                                                  ----------   ----------    ----------    ----------    ----------
Net loss......................................    $  (2,245)   $  (2,669)    $    (546)    $  (8,192)    $  (3,581)
                                                  ==========   ==========    ==========    ==========    ==========
Basic and diluted net loss per common share...                               $   (0.06)    $   (0.90)    $   (0.36)
                                                                             ==========    ==========    ==========
Shares used in the calculation of basic and
   diluted net loss per common share .........                                   8,553         9,109        10,016
                                                                             ==========    ==========    ==========
Pro forma basic and diluted net loss per
   common share (unaudited)...................                 $   (0.44)
                                                               ==========
Shares used in the calculation of pro forma
   basic and diluted net loss per common share
   (unaudited)................................                     6,086
                                                               ==========

                                                                        YEARS ENDED JUNE 30,
                                                  -----------------------------------------------------------------
                                                     1996         1997          1998          1999          2000
                                                  ----------   ----------    ----------    ----------    ----------
OTHER CONSOLIDATED OPERATING DATA:
EBITDA........................................    $  (2,141)   $  (2,858)    $  (1,096)    $  (7,904)    $  (4,537)
Cash flows used in operating activities.......       (2,510)      (1,958)       (5,678)       (4,408)       (8,925)
Cash flows used in investing activities.......       (1,714)      (8,221)       (7,342)       (4,435)         (361)
Cash flows provided by (used in) financing
   activities.................................        4,151       11,908        29,198          (555)       62,614
Capital expenditures, net of non-cash capital
   expenditures...............................          339        6,765         3,678         3,818         6,926
Backlog at end of year........................       11,588       40,807        43,572        63,746       100,139

                                                                                    JUNE 30,
                                                 ------------------------------------------------------------------------------
                                                     1996            1997             1998              1999           2000
                                                     ----            ----             ----              ----           ----
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................   $    3,435        $   5,164        $ 31,342        $   11,944      $  65,289
Working capital...............................        4,727            6,379          31,461            19,450         74,531
Total assets..................................        9,503           33,286          58,619            58,010        219,167
Long-term liabilities.........................           74               18               -                 -         96,355
Minority interests in consolidated subsidiary.            -                -               -                 -            126
Series A Participating Preferred stock of
   consolidated subsidiary ...................            -                -               -                 -          5,000
Total stockholders' equity....................        5,730           15,996          44,014            36,257         90,524

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Since our inception, substantially all of our revenues have been generated by our ground segment systems, networks and enterprise solutions business. Contracts for these ground segment systems and networks and communications services have been fixed-price contracts in virtually all cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business may at times be concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations. The period from contract award through installation of ground segment systems and networks and communications services supplied by us generally requires from three to 12 months. We use the percentage of completion method of accounting for contract revenues upon the achievement of various milestones. Accordingly, most of the revenues from sales of products is typically recognized when the product is shipped, with the balance recognized at the time of acceptance by the customer. Revenues from providing satellite-based communications services are recognized at the time the service is performed. Costs of revenues are generally recorded based on the relationship of the amount of projected final costs to the percentage of revenue recorded for the specific contract.

         Costs of revenues consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. In addition, cost of revenues relating to Internet access service fees consists primarily of satellite space segment charges and Internet connectivity fees. Network operations expenses consist primarily of costs associated with the operation of NetSat Express' network operations center on a twenty-four hour a day, seven day a week basis including personnel and related costs. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with our management, accounting, contract and administrative functions. We anticipate that general and administrative expenses, network operations, selling and marketing, and research and development, will continue to increase during the next several years due to expected increases in personnel and related expenses to support our increasing service base.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for the years indicated:


                                                                            Years Ended June 30,
                                                              --------------------------------------------------
                                                                 1998               1999               2000
                                                                 ----               ----               ----
PERCENTAGE OF TOTAL REVENUES:
Revenues..............................................           100.0%             100.0%            100.0%
Costs of revenues.....................................            85.2               88.7              85.6
                                                              ------------        ----------       ------------
Gross profit..........................................            14.8               11.3              14.4
Operating expenses:
  Network operations..................................             -                  1.0               2.4
  Selling and marketing...............................             7.2               10.6               7.8
  Research and development............................             2.1                2.7               1.0
  General and administrative..........................             8.6               12.3              13.2
  Terminated acquisition costs........................             -                  2.0               -
  Write-down of investments...........................             -                  1.4               -
                                                              ------------        ----------       ------------
Total operating expenses..............................            17.9               30.0              24.4
                                                              ------------        ----------       ------------
Loss from operations..................................            (3.1)             (18.7)            (10.0)

Other income (expense):
   Interest income....................................             2.2                2.0               2.1
   Interest expense...................................             -                  -                (3.2)
   Gain on sale of consolidated subsidiary's
     common stock.....................................             -                  -                 3.0
                                                              ------------        ----------       ------------
Loss before minority interests in operations of
   consolidated subsidiary............................            (0.9)             (16.7)             (8.1)
Minority interests in operations of consolidated
   subsidiary.........................................             -                  -                 3.5
                                                              ------------        ----------       ------------
Net loss..............................................            (0.9)%            (16.7)%            (4.6)%
                                                              ------------        ----------       ------------


FISCAL YEARS ENDED JUNE 30, 1999 AND 2000

         Revenues. Revenues increased by $29.5 million, or 60.2% from $49.1 million for the fiscal year ended June 30, 1999 to $78.6 million for the fiscal year ended June 30, 2000. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express.

         Gross Profit. Gross profit increased by $5.8 million, or 104.4% from $5.5 million for the fiscal year ended June 30, 1999 to $11.3 million for the fiscal year ended June 30, 2000. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express. Gross profit as a percentage of revenues increased from 11.3% for the fiscal year ended June 30, 1999 to 14.4% for the fiscal year ended June 30, 2000. This increase is mainly attributable to an increase in the NetSat Express gross profit for the fiscal year ended June 30, 2000 compared to the comparable period in the prior year.

         Network Operations. Network operations expenses increased by $1.4 million, or 274.7% from $0.5 million for the fiscal year ended June 30, 1999 to $1.9 million for the fiscal year ended June 30, 2000. The increase is due to the continuing expansion of NetSat Express' network operations center and related expenses to support the increasing service base.

         Selling and Marketing. Selling and marketing expenses increased by $1.0 million, or 18.4% from $5.2 million for the fiscal year ended June 30, 1999 to $6.1 million for the fiscal year ended June 30, 2000. This increase is attributable to an increase in NetSat Express' sales and marketing efforts to penetrate into new regions offset by a decrease by Globecomm Systems' sales and marketing efforts.

         Research and Development. Research and development expenses decreased by $0.5 million, or 40.8%, from $1.3 million for the fiscal year ended June 30, 1999 to $0.8 million for the fiscal year ended June 30, 2000. This decrease is primarily due to the completion of the Explorer-Ku Multimedia Portable Satellite Earth Station.

         General and Administrative. General and administrative expenses increased by $4.3 million, or 71.5%, from $6.0 million for the fiscal year ended June 30, 1999 to $10.4 million for the fiscal year ended June 30, 2000. General and administrative expenses as a percentage of revenues increased from 12.3% for the fiscal year ended June 30, 1999 to 13.2% for the fiscal year ended June 30, 2000. The increase in general and administrative expenses for the fiscal year ended June 30, 2000 primarily resulted from an increase in NetSat Express' personnel, including expenses related to developing its management team and depreciation expense related to capital leases entered into during fiscal 2000 for satellite space segment transponders.

         Terminated Acquisition. Terminated acquisition costs of $1.0 million for the fiscal year ended June 30, 1999 relate to legal, accounting and other expenses associated with the termination of a proposed acquisition of a mobile satellite communications business during the first quarter ended September 30, 1998, due to the determination that the acquisition was not in the best interest of our stockholders.

         Write-down of investments. Write-down of investments of $0.7 million for the fiscal year ended June 30, 1999, related to two investments which were written down in the fourth quarter ended June 30, 1999. Our management evaluated the investments and believed it would be appropriate to write-down the investments to zero.

         Interest Income. Interest income increased by $0.7 million, or 76.2% from $1.0 million for the fiscal year ended June 30, 1999 to $1.7 million for the fiscal year ended June 30, 2000. This increase was primarily due to the increase of cash and cash equivalents during the fourth quarter ended June 30, 2000 as a result of the investment of the net proceeds from our secondary common stock offering plus the investment of the net proceeds of NetSat Express' private offerings in fiscal 2000.

         Interest Expense. Interest expense was minimal for the fiscal year ended June 30, 1999 and $2.5 million for the fiscal year ended June 30, 2000. This increase relates to NetSat Express' capital lease obligations entered into during fiscal year 2000 for satellite space segment transponders.

         Gain on Sale of Consolidated Subsidiary's Common Stock. The gain on sale of consolidated subsidiary's common stock of approximately $2.4 million for the fiscal year ended June 30, 2000 relates to our sale of 1,400,000 shares of common stock of NetSat Express at $2.50 per share during the second quarter ended December 31, 1999.

         NetSat Express. Our consolidated subsidiary, NetSat Express, experienced an increase in revenues of $6.3 million, or 237.7%, from $2.7 million for the fiscal year ended June 30, 1999 to $9.0 million for the fiscal year ended June 30, 2000. The increase resulted from additional service and hardware revenues derived from new and existing Internet access service customers. The loss from operations associated with NetSat Express increased by $7.5 million, or 357.1%, from $2.1 million for the fiscal year ended June 30, 1999 to $9.6 million for the fiscal year ended June 30, 2000. The increase was primarily associated with an increase general and administrative expenses due to an increase in personnel, including management, and depreciation expense related to capital leases entered into during fiscal 2000 for satellite space segment transponders, an increase in network operation expenses due to continuing expansion of NetSat Express' network operations center and related expenses to support the increasing service base and selling and marketing efforts to penetrate into new regions.

FISCAL YEARS ENDED JUNE 30, 1998 AND 1999

         Revenues. Revenues, which were primarily derived from sales of ground segment systems and networks, decreased by $9.0 million, or 15.6% from $58.1 million for the fiscal year ended June 30, 1998, to $49.1 million for the fiscal year ended June 30, 1999. The decrease relates primarily to the decrease in the shipment and/or completion of ground segment systems and networks contracts as a result of a decline in the bookings of contract orders due to the continuing difficult economic conditions in the Pacific Rim, Russia and other international markets.

         Gross Profit. Gross profit decreased by $3.0 million, or 35.4%, from $8.6 million for the fiscal year ended June 30, 1998 to $5.5 million for the fiscal year ended June 30, 1999. The decrease was primarily due to the decrease in the shipment and/or completion of ground segment systems and networks contracts. Gross profit as a percentage of revenues decreased from 14.8% for the fiscal year ended June 30, 1998 to 11.3% for the fiscal year ended June 30, 1999. The decrease was due primarily to a significant negotiated contract in the second and third quarters of fiscal 1998, which resulted in a higher gross profit margin for the fiscal year ended June 30, 1998, as well as pricing pressures in the marketplace.

         Network Operations. Network operations expenses for the fiscal year ended June 30, 1999 were $0.5 million and related to the implementation of NetSat Express' network operations center on a twenty-four hour a day, seven day a week basis during the current fiscal year.

         Selling and Marketing. Selling and marketing expenses increased by $1.0 million, or 23.8%, from $4.2 million for the fiscal year ended June 30, 1998 to $5.2 million for fiscal year ended June 30, 1999. The increase was primarily due to the increase in marketing and bid and proposal efforts in the Americas and Africa, as well as the related increase in sales and marketing personnel.

         Research and Development. Research and development expenses increased by $0.1 million, or 11.5%, from $1.2 million for the fiscal year ended June 30, 1998 to $1.3 million for the fiscal year ended June 30, 1999. The increase was primarily due to the development of the Explorer-Ku Multimedia Portable Satellite Earth Station, offset by a decrease in costs associated with custom solutions.

         General and Administrative. General and administrative expenses increased by $1.0 million, or 20.6%, from $5.0 million for the fiscal year ended June 30, 1998 to $6.0 million for fiscal year ended June 30, 1999 and increased as a percentage of revenues from 8.6% for the fiscal year ended June 30, 1998 to 12.3% for the fiscal year ended June 30, 1999. The increase in general and administrative expenses resulted mainly from an increase in personnel and related expenses.

         Terminated Acquisition Costs. Terminated acquisition costs of $1.0 million for fiscal year ended June 30, 1999, relate to legal, accounting and other expenses associated with the termination of a proposed acquisition of a mobile satellite communications business during the first quarter of the fiscal year ended June 30, 1999 due to the determination that the acquisition was not in the best interest of our stockholders.

         Write-down of investments. Write-down of investments of $0.7 million for the fiscal year ended June 30, 1999, related to two investments which were written down in the fourth quarter ended June 30, 1999. Our management evaluated the investments and believed it would be appropriate to write-down the investments to zero.

         Interest Income and Interest Expense. Interest income decreased by
$0.3 million from $1.3 million for the fiscal year ended June 30, 1998 to $1.0 million for the fiscal year ended June 30, 1999. This decrease was primarily due to the reduction of cash and cash equivalents from June 30, 1998 to June 30, 1999. Interest expense was minimal for the fiscal years ended June 30, 1998 and 1999.

         NetSat Express. Our consolidated subsidiary, NetSat Express, experienced an increase in revenues of $2.0 million, or 287.9%, from $0.7 million for the fiscal year ended June 30, 1998 to $2.7 million for the fiscal year ended June 30, 1999. The increase resulted from the implementation of Internet access services in January 1998, as well as an increase in the equipment sales and activations. The loss from operations associated with NetSat Express increased by $0.4 million, or 26.9%, from $1.7 million for the fiscal year ended June 30, 1998 to $2.1 million for the fiscal year ended June 30, 1999. The increase was primarily associated with an increase in general and administrative expenses relating to an increase in personnel to support the overall growth of NetSat Express and the implementation of operating NetSat Express' network operations center on a twenty-four hour a day, seven day a week basis during the year.

QUARTERLY RESULTS

         The following tables set forth unaudited financial information for each of the eight fiscal quarters in the period ended June 30, 2000. We believe that this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Some quarters in fiscal 1999 have been reclassed to conform to the current fiscal year presentation.


                                                                     THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------------------
                                 SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,     DEC. 31,      MAR. 31,     JUNE 30,
                                  1998         1998       1999         1999       1999          1999          2000        2000
                                  ----         ----       ----         ----       ----          ----          ----        ----
                                                                        (IN THOUSANDS)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues......................  $ 13,293    $ 11,882    $  6,498   $  17,385   $  19,425     $ 17,373     $ 18,570    $   23,203
Costs of revenues.............    11,673      10,246       5,714      15,883      16,917       14,968       16,104        19,256
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
Gross profit..................     1,620       1,636         784       1,502       2,508        2,405        2,466         3,947
Operating expenses:
   Network operations.........        98         106         113         197         276          442          550           658
   Selling and marketing......     1,031       1,293       1,315       1,544       1,045        1,381        1,587         2,126
   Research and development...       291         259         412         363         130          225          193           236
   General and administrative.     1,290       1,366       1,474       1,910       1,984        2,130        2,808         3,439
   Terminated acquisition.....       972           -           -           -           -            -            -             -
   Write-down of investments..         -           -           -         679           -            -            -             -
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
Total operating expenses......     3,682       3,024       3,314       4,693       3,435        4,178        5,138         6,459
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
Loss from operations..........    (2,062)     (1,388)     (2,530)     (3,191)       (927)      (1,773)      (2,672)       (2,512)
Other income (expense):
   Interest income............       338         272         204         166         170          277          282           998
   Interest expense...........         -           -           -          (1)        (58)        (258)        (769)       (1,437)
   Gain on sale of
    consolidated subsidiary's
    common stock..............         -           -           -           -          -         2,353            -             -
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
(Loss) income before minority
    interests.................    (1,724)     (1,116)     (2,326)     (3,026)       (815)         599       (3,159)       (2,951)
Minority interests in
   operations of consolidated
   subsidiary.................         -           -           -           -          76          538        1,075         1,056
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
Net (loss) income.............  $ (1,724)   $ (1,116)   $ (2,326)  $  (3,026)  $    (739)    $  1,137     $ (2,084)   $   (1,895)
                                =========   =========   =========  ==========  ==========    =========    =========   ===========


PERCENTAGE OF TOTAL REVENUES:
Revenues......................     100.0 %     100.0 %     100.0 %     100.0 %     100.0 %      100.0 %      100.0 %       100.0 %
Costs of revenues.............      87.8        86.2        87.9        91.4        87.1         86.2         86.7          83.0
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
Gross profit..................      12.2        13.8        12.1         8.6        12.9         13.8         13.3          17.0
Operating expenses:
   Network operations.........       0.7         0.9         1.7         1.1         1.4          2.5          3.0           2.8
   Selling and marketing......       7.8        10.9        20.2         8.9         5.4          7.9          8.6           9.2
   Research and development...       2.2         2.2         6.3         2.1         0.7          1.3          1.0           1.0
   General and administrative.       9.7        11.5        22.8        11.0        10.2         12.3         15.1          14.8
   Terminated acquisition
    costs.....................       7.3           -           -           -           -            -            -             -
   Write-down of investments..         -           -           -         3.9           -            -            -             -
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
Total operating expenses......      27.7        25.5        51.0        27.0        17.7         24.0         27.7          27.8
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
Loss from operations..........     (15.5)      (11.7)      (38.9)     ( 18.4)       (4.8)       (10.2)       (14.4)        (10.8)
Other income (expense):
  Interest income.............       2.5         2.3         3.1         1.0         0.9          1.6          1.5           4.3
  Interest expense............         -           -           -           -        (0.3)        (1.5)        (4.1)         (6.2)
  Gain on sale of
   consolidated subsidiary's
   common stock...............         -           -           -           -           -         13.5            -             -
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
(Loss) income before minority
   interests..................     (13.0)       (9.4)      (35.8)      (17.4)       (4.2)         3.4       (17.0)         (12.7)
 Minority interests in
   operations of consolidated
   subsidiary.................         -           -           -           -         0.4          3.1         5.8            4.5
                                ---------   ---------   ---------  ----------  ----------    ---------    ---------   -----------
 Net (loss) income............     (13.0) %     (9.4) %    (35.8) %    (17.4)%      (3.8) %       6.5 %     (11.2) %        (8.2) %
                                =========   =========   =========  ==========  ==========    =========    =========   ===========


     We may continue to experience significant quarter to quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See "Risk Factors" beginning on page 27.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, we had working capital of $74.5 million, including cash and cash equivalents of $65.3 million, restricted cash of $0.4 million, net accounts receivable of $22.7 million, net inventories of $9.7 million, prepaid expenses and other current assets of $1.6 million and deferred income taxes of $1.9 million, offset by $16.5 million in accounts payable and $10.6 million in accrued expenses and other current liabilities.

         Several factors had an effect on our liquidity during the fiscal year ended June 30, 2000. First, we used $8.9 million for operating activities, which primarily relates to an increase in net accounts receivable of $4.9 million due to an increase in billings to customers in June 2000, an increase in net inventories of $3.7 million due to timing of project shipments, a decrease in accounts payable of $2.3 million reflecting the timing of large payments to vendors, offset by an increase in accrued expenses of $2.0 million, an increase in deferred revenue of $2.4 million mainly due to a large advance payment from one customer, an increase of the deferred liability of $2.0 million pursuant to a technology agreement entered into in connection with NetSat Express' private placement of common stock and an increase in accrued interest of $1.6 million for the interest portion of our capital lease obligation not paid as of June 30, 2000.

         The second factor affecting liquidity during the fiscal year ended June 30, 2000, was our financing activities. In April, 2000, we completed a secondary public offering of 2,000,000 shares of our Common Stock for a price of $27.00 per share. We raised net proceeds of approximately $50.1 million net of underwriting discounts, commissions and other related expenses. The net proceeds will be used to provide a revolving credit facility for up to $15.0 million to NetSat Express, for its working capital and general corporate purposes and for our working capital and general corporate purposes. Management anticipates that NetSat Express will experience negative cash flow due to the capital investment required for continued development of its operations and continued loss from operating activities for an extended period of time.

         In August 1999, NetSat Express completed a private placement of common and preferred stock yielding net proceeds of approximately $7.0 million, net of issuance costs. These proceeds were used to fund NetSat Express' operations, expand marketing initiatives, engineering efforts and fund capital expansion. In October 1999, we, together with NetSat Express, entered into a common stock purchase agreement with an investor to purchase 2,000,000 shares of NetSat Express common stock of which 1,400,000 shares were purchased directly from us (see investing activities below) and 600,000 shares were issued and sold directly by NetSat Express for $1.5 million. The net proceeds received by NetSat Express of $1.4 million, net of issuance costs, were used to fund operations, expand marketing initiatives, engineering efforts and fund capital expansion. In addition, during the fiscal year ended June 30, 2000, we received $4.2 million in proceeds from the exercise of stock options.

         The third factor affecting liquidity during the fiscal year ended June 30, 2000, was our investing activities. During the fiscal year ended June 30, 2000, we purchased $6.9 million in fixed assets, restricted cash decreased $3.1 million due primarily to the expiration of a letter of credit and the redemption of a certificate of deposit held as collateral, and we received $3.5 million of net proceeds from the sale of 1,400,000 shares of NetSat Express common stock which are intended to be used for general corporate purposes.

         We have a $9.0 million credit facility consisting of (1) a $5.0 million secured domestic line of credit and (2) a $4.0 million secured export-import guaranteed line of credit at June 30, 2000. This line of credit expired in December 1999 at which time the Company entered into a new credit facility with substantially the same terms, which expires in December 2000. Each line of credit bears interest at the prime rate (9.50% at June 30, 2000) plus a variable margin rate ranging from 0.75% to 1.75% per annum (1% at June 30, 2000) based on the Company's tangible net worth calculation, as defined in the credit facility, and is collateralized by a first security interest on all the Company's assets. The credit facilities contains certain financial covenants, which the Company is in compliance with at June 30, 2000. As of June 30, 2000, no amounts were outstanding under such credit facilities.

We also lease satellite space segment services and other equipment under various capital and operating lease agreements which expire in various years through 2014. Future minimum lease payments due on these leases through the fiscal year ending June 30, 2001 is approximately $7,528,000.

         We expect that our cash and working capital requirements for our operating activities will continue to increase as we expand our operations.

         Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and communications services business, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet our capital requirements through June 2001. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are not available, we will be required to delay, scale back or eliminate some of our operating activities, including without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities and operating activities of NetSat Express. We cannot assure you that that additional financing will be available to us on acceptable terms, or at all.

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

RECENT ACCOUNTING PRONOUNCEMENT

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including timing for recognizing revenues derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy is to recognize revenues based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Accordingly, revenue from fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs. Management is currently evaluating the effect of this change, if any, on its consolidated financial position, results of operations, liquidity and cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $0.5 million during the fiscal year ended June 30, 1998, $8.2 million during the fiscal year ended June 30, 1999 and $3.6 million during the fiscal year ended June 30, 2000. Our net losses include net losses of $1.7 million during the fiscal year ended June 30, 1998, $2.1 million during the fiscal year ended June 30, 1999 and $7.1 million during the fiscal year ended June 30, 2000 for NetSat Express. As of June 30, 2000, our accumulated deficit was $18.3 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

         We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in Russia and other international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these and other foreign regions has adversely effected our results of operations for the fiscal year ended June 30, 2000. We expect that these negative trends will continue to adversely impact our results of operations.

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

o    delays in the booking of new contracts;

o    the demand for and acceptance of our existing products and services;

o    the cost of providing our products and services;

o the introduction of new and improved products and services by us or our competitors;

o    market acceptance of new products and services;

o the mix of revenue between our standard products, custom-built products and our communications services;

o the level of demand for our existing products and services in developing countries with emerging markets for our services;

o    the timing of significant marketing programs;

o    our ability to hire and retain additional personnel;

o    the competition in our markets; and

o general economic conditions in the United States and abroad, including the difficult economic conditions and currency devaluations in Russia and other international markets which have, and may continue to, adversely impact our quarterly results.

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

         In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc. and PanAmSat Corporation, as well as other Internet services providers. In addition, we may compete with other communications services providers like Teleglobe, Inc. and MCI WorldCom. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two or three years.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources, together with the proceeds of this offering, will be sufficient to meet our working capital and capital expenditure requirements through June 2001. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and services offerings as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a more complete description of our historical financial condition, results of operations and liquidity.

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

         We rely on a small number of customers for a large portion of our revenues and expect that a significant portion of our revenues will continue to be derived from a limited number of customers. For the fiscal year ended June 30, 2000, two customers accounted for approximately 27% of our total revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from large contracts with a small number of customers. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of these customers would materially adversely affect our revenues and financial condition.

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

WE ANTICIPATE SIGNIFICANT REVENUES FROM THREE CONTRACTS AND A MODIFICATION OR TERMINATION OF ALL OR ANY OF THESE CONTRACTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND FINANCIAL CONDITION.

         We have agreements with three customers to provide equipment and services, which we expect to generate substantial revenues from. If any of these customers are unable to implement their business plans, the market for their services declines, or all or any of the customers modifies or terminates its agreement with us, our financial condition and results of operations would be harmed.

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

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BUSINESS.

         We regard our trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our business. We rely on trademark, trade secret and patent protection and contracts including confidentiality and license agreements with our employees, customers, strategic collaborators, consultants and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization. Failure to maintain protection of all of our intellectual property for any reason could have a materially adverse effect on our business.

         We currently have been granted two patents in the United States for remote access to the Internet using satellites and for satellite communication with automatic frequency control. We also have a patent pending in the United States. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or any future applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

         We have filed applications for trademark registration of Globecomm Systems Inc. in the United States and various other countries and have received trademark registrations for NetSat Express in the United States, the European Community, Russia and Brazil. We intend to seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND IF WE ARE NOT SUCCESSFUL, COULD CAUSE SUBSTANTIAL EXPENSES AND DISRUPT OUR BUSINESS.

         We cannot be sure that the products, services, technologies, and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and/or may materially disrupt the conduct of, or necessitate the cessation of that part of, our business.

THROUGH ITS OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

         As of September 25, 2000, our officers and directors, and their affiliates beneficially own approximately 1.7 million shares, constituting approximately 14% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

WE MAY BE UNABLE TO LEASE TRANSPONDER SPACE ON SATELLITES WHICH COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES TO OUR CUSTOMERS.

         We and NetSat Express lease transponder space on satellites in order to provide communications and Internet services to our customers and the customers of NetSat Express. The supply of transponder space serving a geographic region on earth is limited by the number of satellites that are in orbit above that geographic region. If companies that own and deploy satellites in orbit underestimate the demand for transponder space in a given geographic area or they are simply unable to build and launch enough satellites to keep up with increasing demand, the price for leasing transponder space could rise, increasing our cost of operations or we simply may not be able to lease enough transponder space to meet the demands of our customers. We currently anticipate that the rapid growth in the demand for satellite-based communications worldwide could lead to a short-term shortage of transponder space.

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

 .
PROBLEMS RESULTING FROM THE YEAR 2000 PROBLEM COULD RESULT IN A DECREASE IN SALES OF OUR PRODUCTS AND SERVICES OR REQUIRE US TO REDIRECT OUR RESOURCES.

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective in preventing any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in sales of our products and services, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO MANY GOVERNMENT REGULATIONS, AND FAILURE TO COMPLY WITH THEM WILL HARM OUR BUSINESS.

         OPERATIONS AND USE OF SATELLITES

         We are subject to various federal laws and regulations which may have negative effects on our business. We operate Federal Communications Commission, or FCC licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the Act), and the rules and regulations of FCC. Pursuant to the Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

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

         FOREIGN REGULATIONS

         Regulatory schemes in countries in which we may seek to provide our satellite-delivered communication services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner which may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization for each country in which we provide our satellite-delivered data communications services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that applicable restrictions will not be unduly burdensome.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

         Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of June 30, 2000, we had no such foreign currency forward contracts.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 14(a) of Part IV of this Annual Report on Form 10-K.

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

     Report of Independent Auditors........................................................... F-1
     Consolidated Balance Sheets as of June 30, 1999 and 2000................................. F-2
     Consolidated Statements of Operations for the years ended June 30, 1998, 1999 and 2000... F-3
     Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30,
     1998, 1999 and 2000...................................................................... F-4
     Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1999 and 2000... F-6
     Notes to Consolidated Financial Statements............................................... F-7

(2)  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II- Valuation and Qualifying Accounts........................................... S-1

     All other schedules for which provision is made in the applicable accounting regulation from the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)  LISTING OF EXHIBITS

Exhibit No.
-----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

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

10.12    1997 Stock  Incentive  Plan  (incorporated  by reference to exhibit
         10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

10.14    1999 Employee  Stock  Purchase Plan  (incorporated  by reference to
         Exhibit 99.8 of the S-8 of the S-8 Registration Statement)

10.15 Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Company's Current Report on Form 8-K dated December 3, 1998)

10.16 Common Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.17 Series A Preferred Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and George Soros (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.18 Common Stock Purchase Agreement dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems, Inc. and Reuters Holdings Switzerland SA (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30,
         1999).

21       Subsidiaries of the Registrant (filed herewith).

23       Consent of Ernst & Young LLP (filed herewith).

27       Financial Data Schedule (filed herewith).

* Confidential treatment granted for portions of this agreement.

(B) REPORTS ON FORM 8-K

None

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

GLOBECOMM SYSTEMS INC.

                                                                   Date: 9/28/00

By:  /s/ David E. Hershberg
    ------------------------
David E. Hershberg,
Chairman of the Board and
Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                          TITLE                              DATE

 /s/  DAVID E. HERSHBERG      Chairman of the Board and             9/28/00
---------------------------   Chief Executive Officer
        David E. Hershberg    (Principal Executive Officer)

 /s/  ANDREW C. MELFI         Vice President and                    9/28/00
---------------------------   Chief Financial Officer
        Andrew C. Melfi       (Principal Financial and
                              Accounting Officer)

 /s/  KENNETH A. MILLER       President and Director                9/28/00
---------------------------
        Kenneth A. Miller

 /s/  DONALD G. WOODRING      Vice President and Director           9/28/00
---------------------------
        Donald G. Woodring

 /s/  STEPHEN C. YABLONSKI    Vice President, General Manager       9/28/00
---------------------------   and Director
        Sephen C. Yablonski

 /s/  HERMAN FIALKOV          Director                              9/28/00
---------------------------
        Herman Fialkov

 /s/  BENJAMIN DUHOV          Director                              9/28/00
---------------------------
        Benjamin Duhov

 /s/  C.J. WAYLAN             Director                              9/28/00
---------------------------
        C.J. Waylan

 /s/  A. ROBERT TOWBIN        Director                              9/28/00
---------------------------
         A. Robert Towbin

 /s/  RICHARD E. CARUSO       Director                              9/28/00
---------------------------
         Richard E. Caruso

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Globecomm Systems Inc.

         We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. as of June 30, 1999 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /S/ ERNST & YOUNG LLP

Melville, New York
August 4, 2000

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    JUNE 30,          JUNE 30,
                                                                                      1999              2000
                                                                                      ----              ----

ASSETS

Current assets:
  Cash and cash equivalents......................................................   $  11,944       $    65,289
  Restricted cash................................................................       3,486               421
  Accounts receivable, net.......................................................      18,147            22,722
  Inventories, net...............................................................       6,419             9,748
  Prepaid expenses and other current assets......................................       1,207             1,571
  Deferred income taxes..........................................................           -             1,942
                                                                                    ----------      -----------
Total current assets.............................................................      41,203           101,693

Fixed assets, net................................................................      12,684           112,784
Investments......................................................................       2,961             2,961
Other assets, net of accumulated amortization of $55 in 1999 and $215 in 2000....       1,162             1,729
                                                                                    ----------      -----------
Total assets.....................................................................   $  58,010       $   219,167
                                                                                    ==========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................................   $  18,749       $    16,494
   Deferred revenue..............................................................         299             2,700
   Accrued payroll and related fringe benefits...................................         859               680
   Accrued interest..............................................................           -             1,566
   Other accrued expenses........................................................       1,846             3,812
   Deferred liability............................................................           -               194
   Capital lease obligations.....................................................           -             1,716
                                                                                    ----------      -----------
Total current liabilities........................................................      21,753            27,162
Deferred liability, less current portion.........................................           -             1,853
Capital lease obligations, less current portion..................................           -            94,502
Minority interests in consolidated subsidiary....................................           -               126
Series A Participating Preferred stock of consolidated
   subsidiary, at redemption value...............................................           -             5,000

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 3,000,000 shares authorized:
    Class A Convertible, shares authorized, issued and outstanding: none in 1999
      and 2000...................................................................            -                -
    Class B Convertible, shares authorized, issued and outstanding: none in 1999
      and 2000...................................................................            -                -
    Series A Junior Participating, shares authorized, issued and outstanding:
      none in 1999 and 2000......................................................            -                -
   Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
      9,365,489 in 1999 and 12,024,256 in 2000...................................            9               12
   Additional paid-in capital....................................................       52,061          110,105
   Accumulated deficit...........................................................      (14,717)         (18,298)
   Accumulated other comprehensive income........................................            -               17
   Deferred compensation.........................................................         (293)            (218)
   Treasury stock, at cost, 139,638 shares in 1999 and 147,745 in 2000 ..........         (803)          (1,094)
                                                                                    ----------      -----------
 Total stockholders' equity......................................................       36,257           90,524
                                                                                    ----------      -----------
 Total liabilities and stockholders' equity......................................   $   58,010      $   219,167
                                                                                    ==========      ===========

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           YEARS ENDED
                                                               ---------------------------------------------------------------
                                                                   JUNE 30, 1998        JUNE 30, 1999       JUNE 30, 2000
                                                                   -------------        -------------       -------------

Revenues.....................................................        $  58,105            $  49,058          $ 78,571
Costs of revenues............................................           49,532               43,516            67,245
                                                                   -------------        -------------       -------------
Gross profit.................................................            8,573                5,542            11,326
                                                                   -------------        -------------       -------------
Operating expenses:
  Network operations.........................................                -                  514             1,926
  Selling and marketing......................................            4,187                5,183             6,139
  Research and development...................................            1,188                1,325               784
  General and administrative.................................            5,010                6,040            10,361
  Terminated acquisition costs...............................                -                  972                 -
  Write-down of investments..................................                -                  679                 -
                                                                   -------------        -------------       -------------
Total operating expenses.....................................           10,385               14,713            19,210
                                                                   -------------        -------------       -------------
Loss from operations.........................................           (1,812)              (9,171)           (7,884)

Other income (expense):
  Interest income............................................            1,271                  980             1,727
  Interest expense...........................................               (5)                  (1)           (2,522)
  Gain on sale of consolidated
   subsidiary's common stock.................................                -                    -             2,353
                                                                   -------------        -------------       -------------
Loss before minority interests
   in operations of consolidated subsidiary..................             (546)              (8,192)           (6,326)
Minority interests in operations of
   consolidated subsidiary...................................                -                    -             2,745
                                                                   -------------        -------------       -------------
Net loss.....................................................        $    (546)           $  (8,192)         $ (3,581)
                                                                   =============        =============       =============

Basic and diluted net loss per common share..................        $   (0.06)           $   (0.90)         $  (0.36)
                                                                   =============        =============       =============
Weighted-average shares used in the calculation
    of basic and diluted net loss per common share...........            8,553                9,109            10,016
                                                                   =============        =============       =============


                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                              CONVERTIBLE PREFERRED STOCK
                                      ------------------------------------------
                                             CLASS A               CLASS B            COMMON STOCK
                                      ---------------------  -------------------  -------------------
                                        SHARES     AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT
                                      ---------  ----------  --------  ---------  ---------  --------
Balance at June 30, 1997...........       172    $   -         515     $   1        3,906    $    4
Conversion of convertible
    preferred stock into common
    stock..........................      (172)       -        (515)       (1)       1,958         2
Proceeds from initial public
    offering net of issuance costs
    of $3,721......................                                                 3,163         3
Proceeds from exercise of stock
    options........................                                                   132         -
Proceeds from exercise of warrants.                                                     7         -
Options granted to employees and
    directors......................
Net Loss...........................
                                      ---------  ----------  --------  ---------  ---------  --------
Balance at June 30, 1998...........       -           -          -         -        9,166         9
Issuance of common stock in
    exchange for minority shares in
    subsidiary.....................                                                    43         -
Issuance of common stock in
    connection with acquisition....                                                    50         -
Proceeds from exercise of stock
    options........................                                                    39         -
Exercise of stock options in
    exchange for shares of common
    stock..........................                                                    49         -
Issuance of common stock in
    connection with employee stock
    purchase plan..................                                                    18         -
Purchases of treasury stock........
Options granted to employees and
    directors......................
Grant of consolidated subsidiary's
    employee stock options.........
Amortization of deferred
    compensation...................
Net loss...........................
                                      ---------  ----------  --------  ---------  ---------  --------
Balance at June 30, 1999...........         -          -          -         -       9,365         9
Proceeds from secondary offering,
    net of issuance cost of
    $3,903.........................                                                 2,000         2
Proceeds from issuance of
    consolidated subsidiary's
    common stock and stock options,
    net of issuing costs of $1,002.
Minority interests resulting from
    issuance of consolidated
    subsidiary's common stock
    and stock options..............
Proceeds from exercise of stock
    options........................                                                  577          1
Tax benefit from exercise of non-
    qualified stock options........
Proceeds from exercise of warrants.                                                    2          -
Exercise of stock options in
    exchange for shares of common
    stock..........................                                                   54          -
Issuance of common stock in
    connection with employee stock
    purchase plan..................                                                   26          -
Options granted to employees and
    directors......................
Options of consolidated
    subsidiary's common stock
    granted to consultants.........
Amortization of deferred
    compensation...................
Comprehensive loss:
   Net loss........................
   Gain from foreign currency
    translation....................
Total comprehensive loss...........
                                      ---------  ----------  --------  ---------  ---------  ---------
Balance at June 30, 2000...........         -    $     -          -    $    -      12,024    $      12
                                      =========  ==========  ========  =========  =========  =========

                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                      ACCUMULATED
 ADDITIONAL                              OTHER                                 TREASURY STOCK              TOTAL
  PAID-IN        ACCUMULATED         COMPREHENSIVE          DEFERRED       ------------------------     STOCKHOLDERS'
  CAPITAL          DEFICIT              INCOME            COMPENSATION      SHARES         AMOUNT          EQUITY
------------   ---------------     -----------------    ---------------    ---------    -----------     -------------
 $21,970           $(5,979)            $     -               $     -             -          $   -       $ 15,996


      (1)                                                                                                      -


  27,901                                                                                                  27,904

     534                                                                                                     534
      55                                                                                                      55

      71                                                                                                      71
                      (546)                                                                                 (546)
------------   ---------------     -----------------    ---------------    ---------    -----------   ---------------
  50,530            (6,525)                  -                     -             -              -         44,014


     250                                                                                                     250

     406                                                                                                     406

     148                                                                                                     148


     258                                                                        26           (258)             -


      94                                                                                                      94
                                                                               114           (545)          (545)

      75                                                                                                      75

     300                                                        (300)                                          -
                                                                   7                                           7
                    (8,192)                                                                               (8,192)
------------   ---------------     -----------------    ---------------    ---------    -----------   ---------------
  52,061           (14,717)                  -                  (293)          140           (803)        36,257


  50,095                                                                                                  50,097


   4,012                                                                                                   4,012



  (2,197)                                                                                                 (2,197)

   3,569                                                                                                   3,570

   1,942                                                                                                   1,942
      12                                                                                                      12


     291                                                                         8           (291)             -


     252                                                                                                     252

      24                                                                                                      24


      44                                                                                                      44

                                                                  75                                          75

                    (3,581)                                                                               (3,581)


                                            17                                                                17
                                                                                                      ---------------
                                                                                                          (3,564)
------------   ---------------     -----------------    ---------------    ---------    -----------   ---------------
$110,105          $(18,298)            $    17               $  (218)          148       $ (1,094)      $ 90,524
============   ===============     =================    ===============    =========    ===========   ===============

                             See accompanying notes.

                                        GLOBECOMM SYSTEMS INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (IN THOUSANDS)


                                                                                          YEARS ENDED JUNE 30,
                                                                                ------------------------------------------
                                                                                1998               1999               2000
                                                                                ----               ----               ----
OPERATING ACTIVITIES:
Net loss...............................................................    $    (546)        $   (8,192)         $  (3,581)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................          716              1,267              3,347
    Stock compensation expense.........................................           71                 82                143
    Provision for doubtful accounts....................................           40                100                360
    Loss on disposal of fixed assets...................................            -                129                  -
    Write-down of investments..........................................            -                679                  -
    Minority interests in operations of consolidated subsidiary........            -                  -             (2,745)
    Interest on capital lease obligations..............................            -                  -                186
    Gain on sale of consolidated subsidiary's common stock.............            -                  -             (2,353)
    Deferred income taxes .............................................            -                  -             (1,942)
    Changes in operating assets and liabilities:
       Accounts receivable.............................................       (3,707)              (230)            (4,935)
       Inventories.....................................................          664             (4,763)            (3,678)
       Prepaid expenses and other current assets.......................         (328)              (572)              (364)
       Other assets....................................................           68                (74)              (727)
       Accounts payable................................................       (3,047)             5,707             (2,255)
       Deferred revenue................................................           76                196              2,401
       Accrued payroll and related fringe benefits.....................          194                227               (179)
       Accrued interest and other accrued expenses.....................          121              1,036              5,350
       Deferred liability..............................................            -                  -              2,047
                                                                           -------------     -------------       -------------

Net cash used in operating activities..................................       (5,678)            (4,408)            (8,925)
                                                                           -------------     -------------       -------------
INVESTING ACTIVITIES:
Purchases of investments...............................................         (785)            (1,547)                 -
Purchases of fixed assets, net of non-cash capital lease expenditures..       (3,678)            (3,818)            (6,926)
Restricted cash........................................................       (2,879)               930              3,065
Proceeds from sale of consolidated subsidiary's common stock...........            -                  -              3,500
                                                                           -------------     -------------       -------------
Net cash used in investing activities..................................       (7,342)            (4,435)              (361)
                                                                           -------------     -------------       -------------

FINANCING ACTIVITIES:
Proceeds from sale of common stock, net................................       28,665                  -             50,097
Proceeds from sale of consolidated subsidiary's common stock, net .....            -                  -              3,398
Proceeds from sale of consolidated subsidiary's preferred stock........            -                  -              5,000
Proceeds from exercise of stock options................................          534                148              3,570
Proceeds from exercise of consolidated subsidiary's stock options......            -                  -                614
Proceeds from exercise of warrants.....................................           55                  -                 12
Proceeds from sale of common stock in connection with employee stock
    purchase plan .....................................................            -                 94                252
Purchases of treasury stock............................................            -               (545)                 -
Payment of deferred offering costs.....................................            -               (234)                 -
Payments under capital leases..........................................          (56)               (18)              (329)
                                                                           -------------     -------------       -------------
Net cash provided by (used in) financing activities....................       29,198               (555)            62,614
                                                                           -------------     -------------       -------------
Gain from foreign currency translation ................................            -                  -                 17
Net increase (decrease) in cash and cash equivalents...................       16,178             (9,398)            53,345
Cash and cash equivalents at beginning of year.........................        5,164             21,342             11,944
                                                                           -------------     -------------       -------------
Cash and cash equivalents at end of year...............................    $  21,342         $   11,944          $  65,289
                                                                           =============     =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.................................................    $       5         $        1          $     769
                                                                           =============     =============       =============


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

         On July 18, 1997, the Board of Directors authorized and, on August 5, 1997, the stockholders approved a 2.85-for-one stock split of the outstanding shares of common stock, and amended and restated the Company's certificate of incorporation increasing the number of authorized shares of common stock to 22,000,000 and preferred stock to 3,000,000, and changed the par value of its common and preferred stock to $.001. All common stock, stock options and warrant data has been restated to reflect the stock split for all years provided.

         The Company has incurred operating losses since its inception and had an accumulated deficit at June 30, 2000 of approximately $18,298,000. Such losses have resulted principally from general and administrative and selling and marketing expenses associated with the Company's operations. The Company expects that its cash and working capital requirements will continue to increase as the Company expands its operations. Management believes that its existing capital resources will be sufficient to meet its working capital needs through June 30, 2001.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and, its wholly-owned subsidiary, Globecomm Systems Europe Limited, and its majority-owned subsidiary, NetSat Express, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         The Company uses the percentage-of-completion method of accounting for contract revenues, upon the achievement of certain milestones. Accordingly, revenues from long-term, fixed-price contracts, are generally recorded based on the relationship of total costs incurred to date to total projected final costs.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contracted losses are recognized as they become known.

         NetSat Express revenues are derived primarily from Internet access service fees and sales of hardware and equipment. Service revenues from Internet access are recognized ratably over the period services are provided. Sales of hardware and equipment are recognized upon shipment. Payments received in advance of providing Internet access services are deferred until the period such services are provided and are presented as deferred revenue in the accompanying consolidated balance sheets.

Cost of Revenues

         In addition to contract costs, cost of revenues relating to Internet access service fees consist primarily of satellite space segment charges and Internet connectivity fees. Cost of revenues associated with hardware and equipment sales consist primarily of the purchase of the related products.

Network Operations

         Network operations expenses consist primarily of costs associated with the operation of the Network Operation Center (the "NOC"), including teleport services and maintaining a twenty-four hour a day, seven-day a week staff to monitor the operations of the NOC.

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

Fixed Assets

         Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to twenty-five years. Amortization of assets held under capital leases is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of satellite space segment transponders held under capital leases is calculated based on the greater of the straight-line method over the estimated useful lives of the satellite transponders or the ratio of total megahertz used during the period to the total megahertz available under such leases. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful lives of the improvement.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short term nature of these items. The fair value of the Company's obligations under capital leases are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method the Company's fair value of obligations under capital leases was not significantly different then the carrying value at June 30, 2000.

Stock Based Compensation

         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based-Compensation" ("Statement 123").

Goodwill

         Goodwill represents excess of the purchase price over the fair value of the net assets acquired. Amortization expense relating to goodwill is amortized on a straight-line basis over periods ranging from five to ten years. Such amounts are included in other assets in the accompanying consolidated balance sheets.

Long-Lived Assets

         When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows analyses expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

         The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Disclosures

         Effective June 30, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in two business segments, its Ground Segment Systems, Networks and Enterprise Solution Segment, through Globecomm Systems Inc., and its Data Communications Services Segment, through Net Sat Express, Inc. (see Note 14).

Reclassifications

         Certain balances in the prior years have been reclassified to conform to the current year presentation.

Comprehensive Income (Loss)

         Effective June 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this statement had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires unrealized gains and losses from foreign currency translations to be included in comprehensive income (loss). For the years ended June 30, 1998 and 1999, comprehensive loss equals the Company's net loss. For the year ended June 30, 2000, comprehensive loss of approximately $3,564,000 includes a foreign currency translation gain of was approximately $17,000.

Recently Issued Accounting Standard

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including timing for recognizing revenues derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy is to recognize revenues based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Accordingly, revenue from fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs. Management is currently evaluating the effect of SAB No. 101, if any, on its financial consolidated position, results of operations, liquidity and cash flows.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the consolidated financial position of the Company.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


3. INVENTORIES

         Inventories consist of the following:


                                                             JUNE 30,        JUNE 30,
                                                               1999           2000
                                                             --------      ---------
                                                                 (IN THOUSANDS)
         Raw materials and component parts.................  $    138       $    450
         Work-in-progress..................................     9,924         12,885
                                                             --------      ---------
                                                               10,062         13,335
         Less progress payments............................     3,643          3,587
                                                             --------      ---------
                                                             $  6,419       $  9,748
                                                             ========      =========


4. FIXED ASSETS

         Fixed assets consist of the following:

                                                             JUNE 30,       JUNE 30,
                                                               1999           2000
                                                             --------      ---------
                                                                 (IN THOUSANDS)
         Land..............................................  $  1,750      $   1,750
         Building and improvements.........................     5,309          5,510
         Computer equipment................................     1,410          1,900
         Machinery and equipment...........................     1,479          1,761
         Network Operations Center.........................       749          3,320
         Satellite earth station equipment.................     2,043          6,362
         Furniture and fixtures............................       723            760
         Leasehold improvements............................        29             29
         Satellite transponders............................         -         96,361
         Construction-in-progress..........................     1,481            507
                                                             --------      ---------
                                                               14,973        118,260
         Less accumulated depreciation and amortization....     2,289          5,476
                                                             --------      ---------
                                                             $ 12,684      $ 112,784
                                                             ========      =========

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)



5.   INVESTMENTS

         Investments consist of the following:


                                                                JUNE 30,     JUNE 30,
                                                                  1999         2000
                                                               ----------   ----------
                                                                     (IN THOUSANDS)
         Shiron Satellite Communications (1996), Ltd.
           ("Shiron") (a)..................................... $   285      $    285
         Newpoint Technologies, Inc.
           ("Newpoint Technologies")(b).......................     950           950
         Armer Communications Engineering Services, Inc.
           ("Armer")(c).......................................     200           200
         McKibben Communications, LLC
           ("McKibben")(d)....................................   1,522         1,522
         Other................................................       4             4
                                                               ---------    ---------
                                                               $ 2,961      $  2,961
                                                               =========    =========



(a) On February 12, 1996, the Company purchased 10% of the common stock of Shiron, an Israeli company, for $150,000 and, during October 1996, exercised an option to purchase an additional 9% for $135,000. As of June 30, 2000, the Company's interest in Shiron has been diluted to 6.9%.

(b) On August 30, 1996, the Company purchased 5% of the common stock of Newpoint Technologies, a New Hampshire corporation, for approximately $400,000. In May 1997, the Company purchased an additional 1.6% for $150,000. In August and September 1997, the Company purchased additional common stock of Newpoint Technologies for $400,000. As of June 30, 2000, the Company's interest in Newpoint Technologies has been diluted to 10.3%.

(c) On November 18, 1996, the Company purchased 15% of the common stock of Armer, an Arizona corporation, for $150,000 and, in March 1997, purchased an additional 2% for $50,000.

(d) On August 20, 1998, the Company purchased 18.75% of the future profits, losses and equity (subject to certain liquidation and income preferences) of McKibben, a California limited liability corporation, for $1.5 million. The Company's two-year option to purchase up to an additional 11.25% for $1.5 million expires on August 20, 2000. The Company has an "Absolute Option", whereby it has the right to buy up to 20% of the equity of McKibben at any time prior to the sale of substantially all of the assets or an Initial Public offering of McKibben. As of June 30, 2000, the Company's interest in McKibben has been diluted to 17.99%.

         The above investments have been accounted for at cost since the Company does not have the ability to exercise significant influence over operating and financial policies of such investees.

         During August 1996, the Company purchased 19% of the common stock of Euro Broadcasting Corporation ("Euro"), a Delaware corporation, for $240,000 with a one-year option to purchase an additional 10%. During August 1997, the Company exercised its option to purchase an additional 10% for

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)



5.   INVESTMENTS  (CONTINUED)

$200,000. During December 1998, the Company purchased an additional 100,000 shares of Euro's common stock for $25,000. During June 1999, the Company's management evaluated this investment and believed it would be appropriate to write-down this investment to zero and recorded a charge to operations of approximately $465,000 for the year ended June 30, 1999.

         On January 13, 1998, the Company purchased 6.7% of the common stock of Joint Communications Technology Corp. ("JCTC"), a New Jersey corporation, for approximately $214,000. The Company has a two-year option to purchase an additional 6.7% for $200,000. In addition, the Company has an additional option to purchase up to a total of 20% interest in JCTC provided the Company has purchased the first option. During June 1999, the Company's management evaluated this investment and believed it would be appropriate to write-down this investment to zero and recorded a charge to operations of approximately $214,000 for the year ended June 30, 1999.

6. TERMINATED ACQUISITION COSTS

         During the year ended June 30, 1999, the Company incurred certain costs in connection with an attempt to acquire another company. During the first quarter of fiscal 1999, the Company terminated this proposed acquisition and as a result incurred costs of approximately $972,000 representing legal, accounting and other acquisition related costs which have been charged to operations for the year ended June 30, 1999.

7. COMMON STOCK

Issuance of Common Stock in Connection with Acquisition

         On May 25, 1999, the Company acquired the business of Global-Net, Inc. ("Global-Net"), a wireless local loop telephone network solutions business, located in New York, in exchange for 50,000 shares of the Company's common stock with a fair market value of $8.125 per share on the date of acquisition. Had this acquisition been consummated as of July 1, 1997, the unaudited pro-forma consolidated revenues and results of operations would not have been considered material for the years ended June 30,1998 and 1999. The purchase price of approximately $406,000 has been allocated to goodwill and is being amortized over five years.

Sales of Common Stock

         During August 1997, the Company completed an initial public offering of 3,162,500 shares of common stock for an aggregate offering price of $31,625,000. The Company incurred total expenses in the offering of approximately $3,721,000 of which approximately $2,214,000 represented underwriting discounts and commissions and approximately $1,507,000 represented other related expenses. The net offering proceeds to the Company after deducting the total expenses were approximately $27,904,000.

         During March 1999, a minority shareholder in NetSat Express agreed to exchange its 1,680,000 shares of convertible preferred stock (representing approximately 14%) of NetSat Express for 42,533 shares in the Company. The shares in the Company were valued at $5.875 per share at the date of the agreement. Accordingly, the Company recorded goodwill of approximately $250,000 in connection with this transaction, which is being amortized over five-years. During May 1999, the Company exercised its right to convert its 1,680,000 shares of convertible preferred stock into 1,680,000 shares of common stock of NetSat Express.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)

7. COMMON STOCK (CONTINUED)

         On April 4, 2000, the Company completed a secondary public offering of 2,000,000 shares of common stock for an aggregate offering price of $54,000,000. The Company incurred total expenses in the offering of approximately $3,903,000 of which approximately $3,240,000 represented underwriting discounts and commissions and approximately $663,000 represented other expenses. The net proceed to the Company after deducting the total expenses were approximately $50,097,000.

Stock Issued to Consultants

         During November 1996, the Company issued a ten-year warrant to five consultants for services to purchase an aggregate of approximately 64,000 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. During the year ended June 30, 1998, warrants to purchase 6,800 shares of common stock were exercised. No warrants were exercised during the year ended June 30, 1999. During the year ended June 30, 2000, warrants to purchase 1,500 shares of common stock were exercised.

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

         During June 1999, an employee of the Company surrendered 25,438 shares of the Company's common stock, with a fair market value at time of surrender of $10.125 per share, in exchange for the exercise of 49,875 stock options with exercise prices ranging from $4.68 to $8.07. Accordingly, the Company recorded 25,438 shares in treasury stock, which amounted to approximately $258,000, and issued 24,437 shares of the Company's common stock to the employee.

         During March 2000, an employee of the Company surrendered 8,107 shares of the Company's common stock, with a fair market value at time of surrender of $35.875 per share, in exchange for the exercise of 54,338 stock options with exercise prices ranging from $4.68 to $8.07. Accordingly, the Company recorded 8,107 shares in treasury stock, which amounted to approximately $291,000, and issued 46,231 shares of the Company's common stock to the employee.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


8. CONVERTIBLE PREFERRED STOCK

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

         During December 1996, the Company issued approximately 485,000 shares (including approximately 53,000 shares issued as commission) of its Class B convertible preferred stock ("Class B Convertible") at $28.00 per share to investors. Proceeds from the sales of these shares totaled $10,965,000, net of related cash expenses of $1,135,000. During March 1997, and in connection with certain anti-dilution provisions related to a sale of common stock to an investor during the year ended June 30, 1996, the Company issued approximately 29,000 shares of Class B Convertible at $28.00 per share.

         The Class A Convertible and Class B Convertible outstanding at the time of the Company's initial public offering in August 1997 was converted into approximately 1,958,000 shares of common stock.

9. CONSOLIDATED SUBSIDIARY'S EQUITY TRANSACTIONS

         On August 11, 1999, the Company contributed $3,500,000 of the amount it was owed at June 30, 1999 from NetSat Express as additional paid-in capital and entered into a promissory note agreement with NetSat Express for the repayment of the balance of $3,582,000. The promissory note is due and payable in seven years and accrues interest (payable monthly) at a variable rate equal to the Company's cost of funds, which is currently at the prime rate plus 1% (9.5% at June 30, 2000). Amounts owed by NetSat Express to the Company pursuant to the Master Operating Agreement and for any advances made subsequent to June 30, 1999 are payable currently.

         On August 11, 1999, NetSat Express issued and sold 2,000,000 shares of its Series A Participating Preferred Stock ("Preferred Stock") for $2.50 per share and 2,000,000 shares of its common stock for $2.50 per share in a private offering yielding net proceeds of approximately $6,963,000, net of offering costs of approximately $937,000. In connection with the common stock offering NetSat Express entered into a Technology Agreement to purchase $5,000,000 of services from a company participating in the private common stock offering. As a result, the Company allocated $2.1 million from the proceeds of the common stock offering to the value of the Technology Agreement based on an independent valuation and classified such between a current and non-current deferred liability. The Company's common stock ownership percentage in NetSat Express was reduced from approximately 95% to approximately 81% following the issuance and sale of the common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $1,700,000 reflecting the increase in its share of the net equity of NetSat Express as a result of the common stock offering and the $3,500,000 of additional capital contributed by the Company.

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)

9. CONSOLIDATED SUBSIDIARY'S EQUITY TRANSACTIONS (CONTINUED)

         Prior to an IPO the holders of Preferred Stock shall be entitled to receive an annual dividend on the anniversary date of issuance equal to 0.166667 shares of common stock for each share of Preferred Stock until the third anniversary date of the Preferred Stock issuance provided that if the fair market value of the common stock issued as a dividend is less than $2,500,000, the holders of the Preferred Stock will be entitled to receive a special dividend equal to the shortfall. Additionally, the holder of the Preferred Stock may purchase up to $5,000,000 in services from NetSat Express at cost, as defined in the agreement, and payment for such services, at the option of the holder, may be either in dollars or shares of the NetSat Express' common stock valued at fair market value. In connection with the sale of preferred stock and common stock, NetSat Express paid an investment advisor a fee of $500,000 and issued a warrant to purchase 200,000 shares of NetSat Express'common stock at $3.00 per share which expires in five years.

         During October 1999, the Company and NetSat Express entered into a common stock purchase agreement with an investor to purchase 2,000,000 shares of NetSat Express common stock for $2.50 per share, of which 1,400,000 shares were purchased directly from the Company and 600,000 shares were issued and sold directly by NetSat Express, yielding net proceeds of approximately $4,935,000, net of offering costs of $65,000. As a result, the Company recorded a gain of approximately $2,353,000 from the sale of its 1,400,000 shares of NetSat Express common stock during the second quarter of fiscal 2000. The Company's common stock ownership percentage in NetSat Express was reduced from approximately 81% to approximately 68.5% following the issuance and sale of the NetSat Express common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $830,000 reflecting the increase in its share of the net equity of NetSat Express as a result of the common stock offering.

         On November 11, 1999, the Board of Directors of NetSat Express approved, effective on November 11, 1999, a two-for-one common stock split in the form of a common stock dividend of NetSat Express' common stock. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the common stock dividend for all years presented.

         In order to comply with NetSat Express' Amended and Restated Certificate of Incorporation to allow for the effectuation of a preferred stock dividend, NetSat Express amended the Amended and Restated Certificate of Incorporation, effective on February 17, 2000, to provide for a two-for-one stock split of its preferred stock in the form of a dividend of one share of preferred stock for each share of preferred stock outstanding. Accordingly, the accompanying consolidated financial statements have been restated to reflect the preferred stock dividend for all years presented.

         On August 11, 2000, NetSat Express declared and issued an annual dividend of 333,334 shares of its common stock to the holders of the Preferred Stock in accordance with the terms of the Preferred Stock agreement described above.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)



10. STOCK OPTION AND STOCK PURCHASE PLANS

         During February 1995, the Company adopted a stock option plan (the "Employee Stock Option Plan"), which provided that the Company may grant employees options to acquire up to an aggregate of 285,000 shares of the Company's common stock. During December 1996, the Company increased the number of shares it may grant to 1,710,000. The options generally vest in equal installments over a four year period and expire on the tenth anniversary of the date of grant.

         During June 1995, the Company adopted a stock option plan (the "Director Stock Option Plan"), which provides that the Company may grant outside directors options to acquire up to an aggregate of 285,000 shares of the Company's common stock. The options vest annually in equal installments over a three year period commencing on the date of grant. The options expire the earlier of five years from the date of grant or three years from concluding service as director of the Company.

         On February 26, 1997, the Company's Board of Directors authorized, and the stockholders subsequently approved, the 1997 Stock Incentive Plan ("1997 Plan"), which serves as a successor plan to the Employee Stock Option Plan and Director Stock Option Plan. The 1997 Plan provides for an increase of 285,000 shares to the previously existing stock option plans, an automatic increase to the number of options authorized for grant by an amount equal to 1% of the shares of common stock outstanding on the last trading day of each calendar year, and change in the expiration period of the director options to the earlier of ten years from the date of grant or one year from concluding service as a director, among other matters.

         During 1999 and 2000, the Company increased the number of options authorized for grant under the 1997 Plan pursuant to the automatic 1% provision by 181,335 and 95,623, respectively. At June 30, 2000, the remaining shares available for grant under the 1997 Plan was 126,740.

         On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan ("1999 Plan"). Pursuant to the 1999 Plan, 400,000 shares of the Company's common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire a propriety interest in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. During the years ended June 30, 1999 and 2000, the Company issued 18,529 and 25,733 shares of its common stock to participating employees in connection with the 1999 Plan.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)

10. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

Employee Plan

         The following table summarizes activity in the Company's employee and director stock options (in thousands, except per share amounts):

                                                                           YEARS ENDED JUNE 30,
                                              -------------------------------------------------------------------------------
                                                        1998                       1999                        2000
                                              -----------------------     ----------------------     ------------------------
                                                            WEIGHTED-                  WEIGHTED-                    WEIGHTED-
                                                SHARES      AVERAGE        SHARES      AVERAGE         SHARES       AVERAGE
                                                UNDER       EXERCISE       UNDER       EXERCISE        UNDER        EXERCISE
                                                OPTION        PRICE        OPTION        PRICE         OPTION         PRICE
                                                ------        -----        ------        -----         ------         -----
           Balance, beginning of year.           1,709      $  6.02         1,795       $  7.16         2,007       $  7.32
           Grants.....................             221        14.10           306          7.54           353         18.54
           Exercised..................            (133)        4.03           (88)         4.59          (631)         6.11
           Canceled...................              (2)        6.71            (6)        10.64          (151)         9.58
                                              ----------                  ---------                  ---------
           Balance, end of year.......           1,795         7.16         2,007          7.32         1,578         10.10
                                              ==========    ========      =========     ========     =========      ========
           Exercisable, end of year...             654      $  5.41         1,017       $  6.29           863       $  7.19
                                              ==========    ========      =========     ========     =========      ========
           Weighted-average fair
             value of options
             granted during the
             year.....................                      $  7.96                     $  3.94                     $ 12.38
                                                            ========                    ========                    ========

         As a result of stock options granted during the years ended June 30, 1995, 1996 and 1997, the Company recorded compensation expense of approximately $71,000, $75,000 and $24,000 during the years ended June 30, 1998, 1999 and
2000, respectively, based on the difference between the fair market value of the shares and the option exercise prices at the dates of grant. As of June 30, 2000, there was no additional expense to be recorded relating to these grants.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


10. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

         The following table summarizes, information about employee and director stock options outstanding at June 30, 2000 (option amounts in thousands):


                                                      WEIGHTED-
                                                       AVERAGE        WEIGHTED-
      RANGE OF                                        REMAINING       AVERAGE
      EXERCISE          OPTIONS        OPTIONS       CONTRACTUAL      EXERCISE
       PRICES         OUTSTANDING    EXERCISABLE     LIFE (YEARS)      PRICE
       ------         -----------    -----------     ------------      -----
   $3.51 -  $5.06         491            419             5.8         $   4.55
   $5.50 -  $8.07         402            269             6.7             7.96
   $9.00 - $13.25         315            104             8.3            10.38
  $13.75 - $18.88         141             71             7.7            15.13
  $21.00 - $28.00         229              -             9.4                -
                      -----------    -----------
   $3.51 - $28.00       1,578            863             7.2             7.19
                      ===========    ===========     =========       ==========

         The Company has reserved approximately 1,634,000 shares of its common stock for issuance upon exercise of all outstanding options and warrants at June 30, 2000.

NetSat Express' Stock Option Plan

         In May 1999, the NetSat Express' Board of Directors authorized, and the stockholders subsequently approved, the 1999 Stock Incentive Plan ("1999 Incentive Plan"), which provides for the granting of 3,960,000 options to purchase shares of NetSat Express'common stock. Options granted under the 1999 Incentive Plan may be issued to either employees or non-employee directors of NetSat Express. Options granted to employees generally vest annually in equal installments over a four year period commencing on the date of grant and expire ten years from the date of grant. Options granted to directors generally vest annually in equal installments over a three year period commencing on the date of grant and expire the earlier of ten years from the date of grant or one year from concluding service as a director of NetSat Express.

         The 1999 Incentive Plan provides for an automatic increase to the number of options authorized for grants by an amount equal to 1% of the shares of common stock on the last day of each calendar year. During 2000, NetSat increased the number of shares authorized for grant under the 1999 Incentive Plan by 146,000 pursuant to the automatic 1% provision. At June 30, 2000, the remaining shares available for grant under the 1999 Incentive Plan was approximately 441,000.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)



10. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

         The following table summarizes activity in the NetSat Express employee, director and consultant stock options (in thousands, except per share amounts):

                                             YEAR ENDED               YEAR ENDED
                                           JUNE 30, 1999            JUNE 30, 2000
                                       ----------------------   -----------------------
                                                   WEIGHTED-                 WEIGHTED-
                                         SHARES     AVERAGE       SHARES     AVERAGE
                                         UNDER     EXERCISE        UNDER     EXERCISE
                                         OPTION     PRICE         OPTION      PRICE
                                         ------     -------      ---------   -------
Balance, beginning of year.............       -   $      -        1,755     $  2.33
Grants.................................   1,755       2.33        1,945        2.50
Exercised..............................       -          -         (246)       2.50
Canceled...............................       -          -          (35)       2.50
                                          ------                 -------
Balance, end of year...................   1,755       2.33        3,419        2.41
                                          ======  ========       =======    ========

Exercisable, end of year                    728   $   2.50        1,063     $  2.43
                                          ======  ========       =======    ========
Weighted-average fair value of options
 granted during the year...............           $   0.64                  $  0.58
                                                  ========                  ========

         In connection with options to purchase 300,000 shares of common stock granted during May 1999, NetSat Express recorded deferred compensation of approximately $300,000 based on the difference between the fair market value of the common stock and the exercise prices of the options at the date of grant. Deferred compensation is being amortized over the vesting period of the options. The amount recognized as expense during the years ended June 30, 1999 and 2000 was approximately $7,000 and $75,000, respectively. During the year ended June 30, 2000, NetSat Express issued 12,500 options to consultants. This issuance resulted in approximately $44,000 of general and administration expenses based on the fair market value of the options at the date of issuance. As of June 30, 2000, the range of exercise prices was $1.50 to $2.50 with a weighted average exercise price of $2.41.


Fair Value Disclosures

         Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to July 1, 1995 under the fair value method of that Statement. The fair value of these options granted under the Company's 1997 Plan was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 1998, 1999 and 2000: risk-free interest rate of 6.5%, volatility factor of the expected market price of the Company's common stock of .51 (1998), .91 (1999), and .92 (2000), a weighted-average expected life of the option of six-years and no dividend yields. The fair value of the options granted under the NetSat Express 1999 Incentive Plan was estimated at date of grant using the minimum value option pricing model with the following assumptions for the years ended June 30, 1999 and 2000: risk-free interest rate

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)



of 6.0% (1999) and a range of 5.8% to 6.7% (2000), no dividend yield and weighted-average expected life of the options of 4.25 years.

10. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                    YEARS ENDED JUNE 30,
                                                          --------------------------------------
                                                             1998          1999          2000
                                                             ----          ----          ----
Pro forma net loss (in thousands).......................  $ (1,868)     $ (9,851)     $ (5,445)
                                                          =========     =========     ==========
Basic and diluted pro forma net loss per common share...  $  (0.22)     $  (1.08)     $  (0.54)
                                                          =========     =========     ==========

11. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the years ended June 30, 1998, 1999, and 2000, excludes the effect of approximately 891,000, 321,000 and 951,000 stock options, respectively, and approximately 23,000 warrants in 1998 and 1999 and 32,000 in 2000, as their effect would have been anti-dilutive.

12. PENSION PLAN

         The Company maintains a 401(k) plan which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 20% of their pre-tax compensation. Participant contributions up to 4% of pre-tax compensation were fully matched by the Company during the years ended June 30, 1998, 1999, and 2000. The plan also provides for discretionary contributions by the Company. The Company contributed approximately $242,000, $317,000 and $259,000 to the 401(k) plan during the years ended June 30, 1998, 1999, and 2000, respectively. There were no discretionary contributions made by the Company during the years ended June 30, 1998, 1999, and 2000.

                            GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


13. INCOME TAXES

         The income tax provision (benefit) for the years ended June 30, 1998, 1999 and 2000 calculated under the provisions of SFAS No.109 are as follows:

                                                    YEARS ENDED JUNE 30,
                                         ------------------------------------
                                             1998        1999        2000
                                             ----        ----        ----
Current:
   Federal.............................  $    -      $    -       $   1,635
   State and local.....................       -           -             307
                                         ----------  -----------  -----------
                                              -           -           1,942
Deferred, net of valuation allowance...       -           -          (1,942)
                                         ----------  -----------  -----------
                                         $    -      $    -       $       -
                                         ==========  ===========  ===========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets (liability) are as follows:

                                               JUNE 30, 1999     JUNE 30, 2000
                                               -------------     --------------
                                                        (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards............  $  5,660           $  9,801
  Projects in progress........................       270                286
  Accruals and reserves.......................       333                582
  Write-down of investments...................       272                272
  Deferred revenue............................         -                819
  Non-cash compensation charge................        33                 63
                                               -------------     --------------
                                                   6,568             11,823
Valuation allowance for deferred tax assets...    (6,376)            (9,658)
                                               -------------     --------------
                                                     192              2,165
Deferred tax liability:
  Depreciation and amortization...............      (192)              (223)
                                               -------------     --------------
Net deferred tax assets....................... $       -           $  1,942
                                               =============     ==============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. The Company has provided a full valuation allowance for the net deferred tax assets at June 30, 1999. For the year ended June 30, 2000, management reversed approximately $1,942,000 of the deferred tax asset valuation allowance representing an amount that will be realized based on projected fiscal 2001 taxable income.

                            GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


13. INCOME TAXES (CONTINUED)

         Approximately $1,975,000 of the remaining valuation allowance, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises. For the years ended June 30, 1998, 1999 and 2000, the valuation allowance increased $691,000, $3,276,000 and $3,282,000, respectively.

         The Company has available net operating loss carry forwards of approximately $24.5 million ($12.1 million and $12.4 million for the Company and NetSat Express, respectively) which are due to expire through 2020.

         The reconciliation of tax provision (benefit) computed at the U.S. federal statutory tax rates to the income tax expense (benefit) are as follows:



                                                             YEARS ENDED JUNE 30,
                                                       --------------------------------
                                                         1998      1999      2000
                                                         ----      ----      ----
Tax at U.S. Federal statutory rate......................  (34)%    (34)%      (34)%
Expenses not deductible for income tax  purposes .......    -        -          6
Loss for which no tax benefit was received..............   (6)      (6)         -
Change in deferred tax asset valuation reserve..........   40       40         28
                                                         -------- ---------  --------
                                                            - %      - %        - %
                                                         ======== =========  ========

14.    SEGMENT INFORMATION

         The Company operates through two business segments. Its Ground Segment Systems, Networks and Enterprise Solutions Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions for the complex and changing communications requirements of its customers. Its Data Communications Services Segment, through the NetSat Express subsidiary, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

                            GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


14. SEGMENT INFORMATION (CONTINUED)

         The following is business segment information as of June 30, 1999 and 2000, and for the years ended June 30, 1998, 1999 and 2000:

                                                                                     YEARS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                               1998         1999             2000
                                                                               ----         ----             ----
                                                                                        (In thousands)
         Revenues:
           Ground Segment Systems, Networks and Enterprise Solutions....     $ 57,419      $ 46,397        $ 74,102
           Data Communications Services ................................          686         2,661          11,197
           Intercompany eliminations ...................................           --            --          (6,728)
                                                                             --------      --------        --------
         Total revenues ................................................     $ 58,105      $ 49,058        $ 78,571
                                                                             ========      ========        ========
         Loss from operations:
           Ground Segment Systems, Networks and Enterprise Solutions....     $   (157)     $ (7,070)       $   (137)
           Data Communications Services ................................       (1,655)       (2,101)         (7,193)
         Interest income .............................................          1,271           980           1,727
         Interest expense ..............................................           (5)           (1)         (2,522)
         Gain on sale of consolidated subsidiary's common stock ........           --            --           2,353
         Minority interests in operations of consolidated
           subsidiary...................................................           --            --           2,745
         Intercompany eliminations .....................................           --            --            (554)
                                                                             --------      --------        --------
         Net loss ......................................................     $   (546)     $ (8,192)       $ (3,581)
                                                                             ========      ========        ========
         Depreciation and amortization:
           Ground Segment Systems, Networks and Enterprise Solutions....     $    628      $  1,007        $  1,370
           Data Communications Services ................................           88           260           1,977
                                                                             --------      --------        --------
         Total depreciation and amortization ...........................     $    716      $  1,267        $  3,347
                                                                             ========      ========        ========
         Expenditures for long-lived assets:
           Ground Segment Systems, Networks and Enterprise Solutions....        2,879      $  2,907        $  2,482
           Data Communications Services ................................          799           911         101,249
           Intercompany eliminations ...................................           --            --            (444)
                                                                             --------      --------        --------
         Total expenditures for long-lived assets ......................     $  3,678      $  3,818        $103,287
                                                                             ========      ========        ========

                            GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


14. SEGMENT INFORMATION (CONTINUED)


                                                         JUNE 30,         JUNE 30,          JUNE 30,
                                                          1998             1999              2000
                                                          ----             ----              ----
 Assets:                                                              (In thousands)
  Ground Segment Systems, Networks and Enterprise
    Solutions.....................................      $ 60,894          $ 62,664         $121,519
  Data Communications Services....................         1,279             3,200          109,624
  Intercompany eliminations.......................        (3,554)           (7,854)         (11,976)
                                                        --------          --------         --------

Total assets......................................      $ 58,619          $ 58,010         $219,167
                                                        ========          ========         ========


15. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         The Company designs, assembles and installs satellite ground segment systems, networks and enterprise solutions for customers in diversified geographic locations. Concentration of credit risk with respect to accounts receivables is limited due to the limited number of customers and that a substantial portion of accounts receivables are related to balances owed by major satellite communication companies. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. Allowances related to account receivable at June 30, 1998, 1999 and 2000, are approximately $40,000, $107,000 and $467,000 respectively. Credit losses have been within management expectations.

         Sales to one major customer accounted for approximately 29% of the Company's revenues for the year ended June 30, 1998. No one customer accounted for more than 10% of revenues for the year ended June 30, 1999. Two major customers accounted for approximately 27% (16% and 11%) of the Company's revenues for the year ended June 30, 2000.

         Revenues from foreign sales as a percentage of total consolidated revenues:

                                     YEARS ENDED JUNE 30,
                                1998          1999          2000
                                ----          ----          ----
   Africa................        33%           14%            5%
   South America.........         1%           11%            2%
   Asia..................        17%           10%           12%
   Europe................         9%            7%           24%
   Middle East...........         9%            2%           10%
   Australia.............         -%            -%            2%
                                ----          ----          ----
                                 69%           44%           55%
                                ====          ====          ====

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in two financial institutions at June 30, 1998 and 1999 and three financial institutions at June 30, 2000. Cash equivalents are comprised of short-term debt instruments, certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate cost. At times, cash may be in excess of FDIC insurance limits.

                            GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)

16. COMMITMENTS AND CONTINGENCIES

Line of Credit

         The Company has a $9.0 million credit facility consisting of (1) a $5.0 million secured domestic line of credit and (2) a $4.0 million secured export-import guaranteed line of credit at June 30, 2000. This line of credit expired in December 1999 at which time the Company entered into a new credit facility with substantially the same terms, which expires in December 2000. Each line of credit bears interest at the prime rate (9.50% at June 30, 2000) plus a variable margin rate ranging from 0.75% to 1.75% per annum (1% at June 30, 2000) based on the Company's tangible net worth calculation, as defined in the credit facility, and is collateralized by a first security interest on all the Company's assets. The credit facilities contains certain financial covenants, which the Company is in compliance with at June 30, 2000. As of June 30, 1999 and 2000, no amounts were outstanding under such credit facilities.

Letters of Credit

         The Company utilizes standby letters of credit to secure certain bid proposals and performance guarantees, while NetSat Express utilizes standby letters of credit to secure certain service agreements with third party vendors in the normal course of business. As of June 30, 1999 and 2000, NetSat Express had standby letters of credit outstanding of approximately $185,000, and $1,031,000, respectively, which is secured by the Company's domestic credit facility. The Company provides cash collateral for certain letters of credit. As of June 30, 1999 and 2000, cash collateral related to bid proposals amounted to approximately $0 and $150,000, respectively, and cash collateral related to performance guarantees amounted to approximately $3,486,000, and $271,000, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

Lease Commitments

         The Company currently leases satellite space segment services, office space, teleport services and other equipment under various capital and operating leases which expire in various years through 2014. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options.

         During the year ended June 30, 2000, NetSat Express signed a 15-year capital lease for a satellite space segment transponder and signed a 14-year capital lease for satellite space segment transponders. At June 30, 2000, future minimum lease payments under these non-cancelable capital lease agreements are as follows:

2001..................................  $   10,560
2002..................................      13,577
2003..................................      13,577
2004..................................      13,577
2005..................................      13,577
Thereafter............................     116,652
                                        ----------
Total minimum lease payments            $  181,520
Less amount representing interest.....     (85,302)
                                        ----------
Present value of minimum lease
  payments, net.......................  $   96,218
                                        ==========

                            GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (CONTINUED)


16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The satellite space segment transponders under these capital leases are included in fixed assets with a capitalized cost of approximately $96,361,000 and accumulated amortization of approximately $1,195,000, at June 30, 2000.

         Future minimum lease payments under non-cancelable operating leases for satellite space segment services, Technology Agreement services (see Note 9), Internet access services, teleport services, office space and other equipment with terms of one year or more consist of the following at June 30, 2000 (in thousands):

   2001........................................  $   7,528
   2002........................................      5,087
   2003........................................      5,037
   2004........................................      3,207
   2005........................................      1,196
                                                 -----------
                                                 $  22,055
                                                 ===========

         Rent expense for satellite space segment services, Technology Agreement services (see Note 9), Internet access services, teleport services, office space and other equipment was approximately $279,000, $1,042,000 and $5,990,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

         Pursuant to several of NetSat Express Internet access service agreements, NetSat Express is the lessor of satellite earth station equipment which leases are classified as operating leases and expire at various dates through 2004. Equipment under these operating leases are included in fixed assets in the accompanying consolidated balance sheets and have a net book value of approximately $524,000 and $610,000 at June 30, 1999 and 2000. At June 30, 2000, future minimum lease payments to be received from equipment under operating leases are approximately as follows (in thousands):

     2001......................................    $   462
     2002......................................        169
     2003......................................         79
     2004......................................         79
                                                  -----------
                                                   $   789
                                                  ===========

Employment Agreements

        During January 1997, the Company entered into three-year employment agreements with two of its officers for an aggregate amount of $325,000 per year. Effective November 1998, such employment agreements increased to an aggregate amount of $400,000 per year. The Company will have certain obligations to the two officers if they are terminated for disability, cause or following a change in control. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement.

                             GLOBECOMM SYSTEMS INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                           ------------------------------
                                               BALANCE AT    CHARGED TO    CHARGED TO
                                              BEGINNING OF    COST AND   OTHER ACCOUNTS-   DEDUCTIONS-     BALANCE AT
DESCRIPTION                                       YEAR        EXPENSES     DESCRIBE         DESCRIBE      END OF YEAR
-----------                                   ------------  ----------   ----------------  -----------    -----------
Year ended June 30, 2000:
  Reserves and allowances deducted from
    asset accounts:
  Reserve for estimated doubtful accounts
    receivable............................    $     107,000   $360,000    $         -      $      -       $   467,000
  Valuation allowance on deferred tax
    assets................................        6,376,000          -      3,282,000(b)          -         9,658,000
                                              -------------   --------    -----------      ---------      -----------
                                              $   6,483,000   $360,000    $ 3,282,000      $      -       $10,125,000
                                              =============   ========    ===========      =========      ===========
Year ended June 30, 1999:
  Reserves and allowances deducted from
    asset accounts:
  Reserve for estimated doubtful accounts
    receivable............................    $      40,000   $100,000    $         -      $(33,000)(a)   $   107,000
  Valuation allowance on deferred tax
    assets................................        3,100,000          -      3,276,000(b)          -         6,376,000
                                              -------------   --------    -----------      ---------      -----------
                                              $   3,140,000   $100,000    $ 3,276,000      $(33,000)      $ 6,483,000
                                              =============   ========    ===========      =========      ===========
Year ended June 30, 1998:
  Reserves and allowances deducted from
    assets accounts:
  Reserve for estimated doubtful accounts
    receivable.............................   $           -   $ 40,000    $         -      $      -       $    40,000
  Valuation allowance on deferred tax
    assets.................................       2,409,000          -        691,000(b)          -         3,100,000
                                              -------------   --------    -----------      ---------      -----------
                                              $   2,409,000   $ 40,000    $   691,000      $      -       $ 3,140,000
                                              =============   ========    ===========      =========      ===========



(a) Reduction in allowance due to write-off of accounts receivable balances.

(b) Increase in valuation allowance for net deferred tax assets.

INDEX TO EXHIBITS:

Exhibit No.

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

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

10.12    1997 Stock  Incentive  Plan  (incorporated  by reference to exhibit
         10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

10.14    1999 Employee  Stock  Purchase Plan  (incorporated  by reference to
         Exhibit 99.8 of the S-8 of the S-8 Registration Statement)

10.15 Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Company's Current Report on Form 8-K dated December 3, 1998)

10.16 Common Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation (incorporated by reference to
         Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.17 Series A Preferred Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and George Soros (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.18 Common Stock Purchase Agreement dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems, Inc. and Reuters Holdings Switzerland SA (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30,
         1999).

21       Subsidiaries of the Registrant (filed herewith)

23       Consent of Ernst & Young LLP (filed herewith)

27       Financial Data Schedule (filed herewith)

* Confidential treatment granted for portions of this agreement.