Form 10-Q
period 2000-09-30
GLOBECOMM SYSTEMS INC
filed 2000-11-14
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 2000, there were 11,882,111 shares outstanding of the registrant's Common Stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                    Index to the September 30, 2000 Form 10-Q


                                                                                                          Page

                         Part I -- Financial Information
Item 1.  Consolidated Financial Statements .................................................................3

         Consolidated Balance Sheets -- As of September 30, 2000 (unaudited) and June 30, 2000..............3

         Consolidated Statements of Operations (unaudited) -- For the three months ended
            September 30, 2000 and 1999 ....................................................................5

         Consolidated Statement of Changes in Stockholders' Equity -- For the three months ended September 30, 2000 (unaudited)............................................................6

         Consolidated Statements of Cash Flows (unaudited) -- For the three months ended September 30, 2000 and 1999 .......................................................................................7

         Notes to Consolidated Financial Statements (unaudited).............................................8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................23

                          Part II -- Other Information

Item 1.  Legal Proceedings.................................................................................24

Item 2.  Changes in Securities and Use of Proceeds.........................................................24

Item 3.  Defaults Upon Senior Securities...................................................................24

Item 4.  Submission of Matters to a Vote of Security Holders...............................................24

Item 5.  Other Information.................................................................................24

Item 6.  Exhibits and Reports on Form 8-K..................................................................24

         Signatures........................................................................................26

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,               JUNE 30,
                                                                -------------               --------
                                                                   2000                       2000
                                                                   ----                       ----
                                                                (UNAUDITED)                    (1)

ASSETS
Current assets:
  Cash and cash equivalents.............................. $           56,876     $            65,289
  Restricted cash........................................                498                     421
  Accounts receivable, net...............................             27,496                  22,722
  Inventories, net.......................................             12,600                   9,748
  Prepaid expenses and other current assets..............              1,307                   1,571
  Deferred income taxes..................................              1,527                   1,942
                                                          ----------------------------------------------
Total current assets.....................................            100,304                 101,693

Fixed assets, net........................................            112,375                 112,784
Investments..............................................              2,961                   2,961
Other assets, net........................................              1,656                   1,729
                                                          ----------------------------------------------

Total assets............................................. $          217,296     $           219,167
                                                          ==============================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               SEPTEMBER 30,          JUNE 30,
                                                                                               -------------          --------
                                                                                                   2000                 2000
                                                                                                   ----                 ----
                                                                                                 (UNAUDITED)             (1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $       17,936        $       16,494
  Deferred revenue........................................................................           3,112                 2,700
  Accrued payroll and related fringe benefits.............................................           1,130                   680
  Accrued interest........................................................................             505                 1,566
  Other accrued expenses..................................................................           4,371                 3,812
  Deferred liability......................................................................             237                   194
  Capital lease obligations...............................................................           2,780                 1,716
                                                                                           ---------------------------------------
Total current liabilities.................................................................          30,071                27,162

Deferred liability, less current portion..................................................           1,761                 1,853
Capital lease obligations, less current portion...........................................          93,615                94,502
Minority interests in consolidated subsidiary.............................................             219                   126
Series A Participating Preferred stock of consolidated
  subsidiary, at redemption value.........................................................           5,000                 5,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares authorized:
   Class A Convertible, shares authorized, issued and outstanding: none at
        September 30, 2000 and June 30, 2000..............................................               -                     -
   Class B Convertible, shares authorized, issued and outstanding: none at
       September 30, 2000 and June 30, 2000...............................................               -                     -
   Series A Junior Participating, shares authorized, issued and outstanding:  none at
        September 30, 2000 and June 30, 2000..............................................               -                     -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
        12,029,856 at September 30, 2000 and 12,024,256 at June 30, 2000..................              12                    12
  Additional paid-in capital..............................................................         110,001               110,105
  Accumulated deficit.....................................................................         (22,091)              (18,298)
  Accumulated other comprehensive income..................................................               1                    17
  Deferred compensation...................................................................            (199)                 (218)
  Treasury stock, at cost, 147,745 shares at September 30, 2000 and
        June 30, 2000.....................................................................          (1,094)               (1,094)
                                                                                           ---------------------------------------

Total stockholders' equity................................................................          86,630                90,524
                                                                                           ---------------------------------------

Total liabilities and stockholders' equity................................................  $      217,296       $       219,167
                                                                                           =======================================

                             See accompanying notes.

(1) The consolidated balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                       -----------------------------------------
                                                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                                                               2000                 1999
                                                                                       -----------------------------------------
Revenues...........................................................................    $        26,444       $       19,425
Costs of revenues..................................................................             21,330               16,917
                                                                                       -----------------------------------------
Gross profit.......................................................................              5,114                2,508
                                                                                       -----------------------------------------
Operating expenses:

      Network operations...........................................................                756                  276
      Selling and marketing........................................................              2,096                1,045
      Research and development.....................................................                210                  130
      General and administrative...................................................              4,494                1,984
                                                                                       -----------------------------------------
Total operating expenses...........................................................              7,556                3,435
                                                                                       -----------------------------------------
Loss from operations...............................................................             (2,442)                (927)
Other income (expense):
      Interest income..............................................................                978                  170
      Interest expense.............................................................             (1,951)                 (58)
                                                                                       -----------------------------------------
Loss before income taxes and minority interests....................................             (3,415)                (815)
Provision for income taxes.........................................................               (415)                   -
                                                                                       -----------------------------------------
Loss before minority interests.....................................................             (3,830)                (815)
Minority interests in operations of consolidated subsidiary                                         37                   76
                                                                                       -----------------------------------------
Net loss...........................................................................    $        (3,793)      $         (739)
                                                                                       =========================================

Basic and diluted net loss per common share........................................    $         (0.32)      $        (0.08)
                                                                                       =========================================
Weighted-average shares used in the calculation of basic and diluted net loss per
   common share....................................................................             11,879                9,229
                                                                                       =========================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   ACCUMULATED
                                      COMMON STOCK        ADDITIONAL                  OTHER
                                   -------------------     PAID-IN   ACCUMULATED  COMPREHENSIVE
                                    SHARES     AMOUNT      CAPITAL     DEFICIT        INCOME
-------------------------------------------------------------------------------------------------
Balance at June 30, 2000 ......     12,024    $     12   $ 110,105    $(18,298)     $     17
Minority interests resulting
  from issuance of consolidated
  subsidiary's common stock ...                               (131)
Proceeds from exercise of
  stock options ...............          6        --            27
Amortization of deferred
  compensation ................
Comprehensive loss:
  Net loss ....................                                        ( 3,793)
  Loss from foreign currency
   translation ................                                                          (16)

Total comprehensive loss ......
------------------------------------------------------------------------------------------------
Balance at September 30, 2000 .     12,030    $     12   $ 110,001   $(22,091)      $      1
================================================================================================


                                                       TREASURY STOCK         TOTAL
                                      DEFERRED        ----------------    STOCKHOLDERS'
                                    COMPENSATION      SHARES    AMOUNT       EQUITY
---------------------------------------------------------------------------------------------
Balance at June 30, 2000 ......        $   (218)        148   $ (1,094)   $ 90,524
Minority interests resulting
  from issuance of consolidated
  subsidiary's common stock ...                                               (131)
Proceeds from exercise of
  stock options ...............                                                 27
Amortization of deferred
  compensation ................              19                                 19
Comprehensive loss:
  Net loss ....................                                             (3,793)
  Loss from foreign currency
   translation ................                                                (16)
                                                                          --------
Total comprehensive loss ......                                             (3,809)
---------------------------------------------------------------------------------------------
Balance at September 30, 2000 .        $   (199)        148   $ (1,094)   $ 86,630
=============================================================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                         -------------------------------------------
                                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 2000                  1999
                                                                         -------------------------------------------
OPERATING ACTIVITIES:
Net loss...............................................................  $         (3,793)    $         (739)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................             2,366                554
    Stock compensation expense.........................................                19                 37
    Provision for doubtful accounts....................................               218                 52
    Minority interests in operations of consolidated subsidiary........               (37)               (76)
    Deferred income taxes..............................................               415                  -
    Interest on capital lease obligations..............................                17                  -
    Internet access services...........................................               (49)                 -
    Changes in operating assets and liabilities:
       Accounts receivable.............................................            (4,992)            (6,451)
       Inventories.....................................................            (2,852)             1,182
       Prepaid expenses and other current assets.......................               264               (227)
       Other assets....................................................                34                (92)
       Accounts payable................................................             1,442             (3,708)
       Deferred revenue................................................               412                 83
       Accrued payroll and related fringe benefits.....................               450               (134)
       Accrued interest and other accrued expenses.....................              (519)               456
                                                                         -------------------------------------------

Net cash used in operating activities..................................            (6,605)            (9,063)
                                                                         -------------------------------------------

INVESTING ACTIVITIES:
Purchases of fixed assets, net of non-cash capital lease expenditures..            (1,261)              (311)
Restricted cash........................................................               (77)             3,149
                                                                         -------------------------------------------

Net cash (used in) provided by investing activities....................            (1,338)             2,838
                                                                         -------------------------------------------

FINANCING ACTIVITIES:
Proceeds from sale of consolidated subsidiary's common stock, net .....                 -              3,978
Proceeds from sale of consolidated subsidiary's preferred stock........                 -              5,000
Proceeds from exercise of stock options................................                27                391
Payments under capital leases..........................................              (481)                 -
                                                                         -------------------------------------------

Net cash (used in) provided by financing activities....................              (454)             9,369
                                                                         -------------------------------------------

Loss from foreign currency translation ................................               (16)                 -
Net (decrease) increase in cash and cash equivalents...................            (8,413)             3,144
Cash and cash equivalents at beginning of period.......................            65,289             11,944
                                                                         -------------------------------------------

Cash and cash equivalents at end of period.............................  $         56,876      $      15,088
                                                                         ===========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.................................................  $          2,908      $          58
                                                                         ===========================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2001, or for any future period. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2000 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2000.

Comprehensive Loss

     For the three months ended September 30, 2000, comprehensive loss of approximately $3,809,000 includes a foreign currency translation loss of approximately $16,000. The Company's comprehensive loss for the three months ended September 30, 1999, was equal to the Company's net loss for such period.

Income Taxes

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the year ended June 30, 2000, management reversed approximately $1,942,000 of the deferred tax asset valuation allowance representing an amount that will be realized based on projected fiscal 2001 taxable income. For the three months ended September 30, 2000, the Company realized approximately $415,000 of the deferred tax assets based on the amount of taxable income recorded for the three months ended September 30, 2000.

2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the three months ended September 30, 2000 and 1999, excludes the effect of approximately 583,000 and 324,000 stock options and approximately 20,000 and 10,000 warrants, respectively, since the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

3. INVENTORIES

     Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value, less customer progress payments.

Inventories consist of the following:

                                                                                        SEPTEMBER 30,       JUNE 30,
                                                                                            2000              2000
                                                                                      -----------------------------------
                                                                                         (UNAUDITED)       (AUDITED)
                                                                                              (IN THOUSANDS)

  Raw materials and component parts.................................................    $        580      $       450
  Work-in-progress..................................................................          15,358           12,885
                                                                                      -----------------------------------
                                                                                              15,938           13,335
  Less progress payments.............................................................          3,338            3,587
                                                                                      -----------------------------------
                                                                                        $     12,600      $     9,748
                                                                                      ===================================

4. RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including timing for recognizing revenues derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy is to recognize revenues based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Accordingly, revenue from fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs. Management is currently evaluating the effect of SAB No. 101, if any, on its consolidated financial position, results of operations, liquidity and cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the adoption of this new Statement did not have a significant effect on earnings or the consolidated financial position of the Company.

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

     The following is business segment information for the three months ended September 30, 2000 and 1999 and as of September 30, 2000 and June 30, 2000 (in thousands):

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                ----------------------------------------------------
                                                                           2000                         1999
                                                                           ----                         ----
                                                                                      (UNAUDITED)
Revenues:
   Ground Segment Systems, Networks and
     Enterprise Solutions..................................     $               20,657       $               18,518
   Data Communications Services.............................                     6,801                        1,789
   Intercompany eliminations................................                    (1,014)                        (882)
                                                                -----------------------      -----------------------
Total revenues..............................................    $               26,444       $               19,425
                                                                =======================      =======================
Loss from operations:
   Ground Segment Systems, Networks and
     Enterprise Solutions...................................    $                 (129)      $                  (92)
   Data Communications Services.............................                    (2,348)                        (741)
Interest income.............................................                       978                          170
Interest expense............................................                    (1,951)                         (58)
Provision for income taxes..................................                      (415)                           -
Minority interests in operations of consolidated
     subsidiary.............................................                        37                           76
Intercompany eliminations...................................                        35                          (94)
                                                                -----------------------      -----------------------
Net loss....................................................    $               (3,793)      $                 (739)
                                                                ==== ==================      === ===================

Depreciation and amortization:
   Ground Segment Systems, Networks and
     Enterprise Solutions...................................    $                  426       $                  378
   Data Communications Services.............................                     1,940                          177
   Intercompany eliminations................................                         -                           (1)
                                                                -----------------------      -----------------------
Total depreciation and amortization.........................    $                2,366       $                  554
                                                                =======================      =======================

Expenditures for long-lived assets:
   Ground Segment Systems, Networks and
     Enterprise Solutions...................................    $                  509       $                  117
   Data Communications Services.............................                     1,409                          231
   Intercompany eliminations................................                         -                          (37)
                                                                -----------------------      -----------------------
Total expenditures for long-lived assets....................    $                1,918       $                  311
                                                                =======================      =======================
                                                                       SEPTEMBER 30,                  JUNE 30,
                                                                           2000                         2000
                                                                -----------------------      -----------------------
                                                                        (UNAUDITED)                  (AUDITED)

Assets:

   Ground Segment Systems, Networks and
     Enterprise Solutions...................................    $              124,823       $              121,519
   Data Communications Services.............................                   107,308                      109,624
   Intercompany eliminations................................                   (14,835)                     (11,976)
                                                                -----------------------      -----------------------
Total assets................................................    $              217,296       $              219,167
                                                                =======================      =======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

OVERVIEW

     Since our inception, a majority of our revenues have been generated by our ground segment systems, networks and enterprise solutions business. Contracts for these ground segment systems, networks and enterprise solutions have been fixed-price contracts in virtually all cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business may at times be concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations. The period from contract award through installation of ground segment systems and networks and communications services supplied by us generally requires from three to 12 months. We use the percentage of completion method of accounting for contract revenues upon the achievement of various milestones. Accordingly, most of the revenues from sales of products is typically recognized when the product is shipped, with the balance recognized at the time of acceptance by the customer. Revenues from providing satellite-based communications services are recognized at the time the services are performed. Costs of revenues are generally recorded based on the relationship of the amount of projected final costs to the percentage of revenue recorded for the specific contract.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

     Revenues. Revenues increased by approximately $7.0 million, or 36.1%, to approximately $26.4 million for the three months ended September 30, 2000 compared to approximately $19.4 million for the three months ended September 30, 1999. The increase reflects an increase in revenues generated by NetSat Express from additional service and hardware revenues derived from new and existing Internet access service customers and increased shipments in the domestic satellite infrastructure business.

     Gross Profit. Gross profit increased by approximately $2.6 million, or 103.9%, to approximately $5.1 million for the three months ended September 30, 2000 from approximately $2.5 million for the three months ended September 30, 1999. The increase reflects an increase in revenues generated by NetSat Express and increased shipments in the domestic satellite infrastructure business. Gross profit as a percentage of revenues for the three months ended September 30, 2000, increased to 19.3% compared to 12.9% for the same period in the preceding year. This increase is attributable to an increase in the gross profit for NetSat Express as a result of an increase in utilization of network capacity.

     Network Operations. Network operations expenses increased by approximately $0.5 million, or 173.9%, to approximately $0.8 million for the three months ended September 30, 2000 compared to approximately $0.3 million for the three months ended September 30, 1999. The increase is due to the continuing expansion of NetSat Express' network operations center and related expenses to support the increasing service base.

     Selling and Marketing. Selling and marketing expenses increased by approximately $1.1 million, or 100.6%, to approximately $2.1 million for the three months ended September 30, 2000 compared to approximately $1.0 million for the three months ended September 30, 1999. This increase is attributable to an increase in NetSat Express sales and marketing efforts to penetrate into new regions.

     Research and Development. Research and development expenses increased by approximately $0.1 million, or 61.5%, to approximately $0.2 million for the three months ended September 30, 2000 compared to approximately $0.1 million for the three months ended September 30, 1999. This increase is due to NetSat Express' research and development efforts for potential new products.

     General and Administrative. General and administrative expenses increased by approximately $2.5 million, or 126.5%, to approximately $4.5 million for the three months ended September 30, 2000 compared to approximately $2.0 million for the three months ended September 30, 1999. General and administrative expenses as a percentage of revenues increased to 17.0% from 10.2% for the three months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses is mainly due to an increase in NetSat Express depreciation expense related to capital leases entered into during fiscal year 2000 for satellite space segment transponders and an increase in personnel, including expenses related to developing its management team.

     Interest Income. Interest income increased by approximately $0.8 million, or 475.3%, to approximately $1.0 million for the three months ended September 30, 2000 compared to approximately $0.2 million for the three months ended September 30, 1999. The increase was primarily due to the increase of cash and cash equivalents during the first quarter ended September 30, 2000 compared to the same period in the prior year due to the investment of the net proceeds from our secondary common stock offering completed in April 2000.

     Interest Expense. Interest expense was approximately $2.0 million for the three months ended September 30, 2000 compared to approximately $0.1 million for the three months ended September 30, 1999. The increase relates to the NetSat Express capital leases entered into during fiscal year 2000 for satellite space segment transponders.

     Provision for Income Taxes. For the three months ended September 30, 2000, the Company recorded a provision for income taxes of approximately $0.4 million and also realized $0.4 million of the deferred tax assets based on the amount of taxable income recorded for the period.

     NetSat Express. Our majority-owned consolidated subsidiary, NetSat Express, experienced an increase in revenues of approximately $4.2 million, or 250.1%, to approximately $5.9 million for the three months ended September 30, 2000 compared to approximately $1.7 million for the three months ended September 30, 1999. The increase resulted from additional service and hardware revenues derived from new and existing Internet access service customers. The loss from operations associated with NetSat Express increased by approximately $1.6 million, or 216.9%, to approximately $2.3 million for the three months ended September 30, 2000 compared to approximately $0.7 million for the three months ended September 30, 1999. The increase was primarily associated with an increase in general and administrative expenses due to an increase in depreciation expense related to capital leases entered into during fiscal 2000 for satellite space segment transponders and an increase in personnel, including expenses related to developing its management team, an increase in selling and marketing efforts to penetrate into new regions and an increase in network operation expenses due to continuing expansion of NetSat Express' network operations center and related expenses to support the increasing service base.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had working capital of approximately $70.2 million, including cash and cash equivalents of approximately $56.9 million, restricted cash of approximately $0.5 million, net accounts receivable of approximately $27.5 million, net inventories of approximately $12.6 million, prepaid and other current assets of approximately $1.3 million and deferred income taxes of approximately $1.5 million, offset by approximately $17.9 million in accounts payable and approximately $12.2 million in accrued expenses and other current liabilities.

     Several factors had an effect on our liquidity during the three months ended September 30, 2000. First, we used approximately $6.6 million for operating activities, which primarily relates to an increase in net accounts receivable of approximately $5.0 million due to the timing of collections on a few large contract billings, an increase in net inventories of approximately $2.9 million reflecting the timing of purchases to support future shipments and completion of ground segment systems and networks, offset by a increase in accounts payable of approximately $1.4 million related to the timing of vendor payments.

     The second factor affecting liquidity during the three months ended September 30, 2000, was our investing activities. During the three months ended September 30, 2000, we purchased approximately $1.3 million in fixed assets primarily related to the NetSat Express Network Operations Center.

     We have a $9.0 million credit facility consisting of (1) a $5.0 million secured domestic line of credit and (2) a $4.0 million secured export-import guaranteed line of credit at September 30, 2000. This credit facility expired in December 1999 at which time the Company entered into a new credit facility with substantially the same terms, which expires in December 2000. Each line of credit bears interest at the prime rate (9.50% at September 30, 2000) plus a variable margin rate ranging from 0.75% to 1.75% per annum (1% at September 30, 2000) based on the Company's tangible net worth calculation, as defined in the credit facility, and is collateralized by a first security interest on all the Company's assets. The credit facilities contains certain financial covenants, which the Company is in compliance with at September 30, 2000. As of September 30, 2000, no amounts were outstanding under such credit facility.

     We also lease satellite space segment services and other equipment under various capital and operating lease agreements which expire in various years through 2014. The present value of future minimum lease payments due on these leases through September 30, 2001 is approximately $6,680,000.

     We expect that our cash and working capital requirements for our operating activities will continue to increase as we expand our operations. Management anticipates that NetSat Express will experience negative cash flows due to the capital investment required for continued development of its operations and continued losses from its operating activities for an extended period of time.

     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and enterprise solutions, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet our capital requirements through September 2001. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are not available, we will be required to delay, scale back or eliminate some of our operating activities, including without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities and operating activities of NetSat Express. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including timing for recognizing revenues derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy is to recognize revenues based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Accordingly, revenue from fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs. Management is currently evaluating the effect of SAB No. 101, if any, on its consolidated financial position, results of operations, liquidity and cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the adoption of this new Statement did not have a significant effect on earnings or the consolidated financial position of the Company.

CERTAIN BUSINESS CONSIDERATIONS

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $0.5 million during the fiscal year ended June 30, 1998, $8.2 million during the fiscal year ended June 30, 1999 and $3.6 million during the fiscal year ended June 30, 2000. Our net losses include net losses of $1.7 million during the fiscal year ended June 30, 1998, $2.1 million during the fiscal year ended June 30, 1999 and $7.1 million during the fiscal year ended June 30, 2000 for NetSat Express. As of September 30, 2000, our accumulated deficit was $22.1 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

     We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in Russia and other international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these and other foreign regions has adversely effected our results of operations for the fiscal year ended June 30, 2000 and the three months ended September 30, 2000. We expect that these negative trends will continue to adversely impact our results of operations.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

     We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through September 2001. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and services offerings as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a more complete description of our historical financial condition, results of operations and liquidity.

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

THROUGH THEIR OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

     As of November 10, 2000, our officers and directors, and their affiliates beneficially own approximately 1.7 million shares, constituting approximately 14.1% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

     Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of September 30, 2000, we had no such foreign currency forward contracts.

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities, and secondly, certain of its fixed long term capital lease agreements. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

                                            GLOBECOMM SYSTEMS INC.
                                            ----------------------
                                                 (Registrant)


Date: November 14, 2000                     /s/ David E. Hershberg
                                            ----------------------

                                            David E. Hershberg
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors


Date: November 14, 2000                     /s/ Andrew C. Melfi
                                            -------------------

                                            Andrew C. Melfi
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)