Form 10-Q
period 2000-12-31
GLOBECOMM SYSTEMS INC
filed 2001-02-14
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 000-22839

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 12, 2001, there were 11,955,423 shares outstanding of the registrant's common stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                    Index to the December 31, 2000 Form 10-Q

                                                                                                             Page
                                                                                                             ----
                         Part I -- Financial Information

Item 1.  Consolidated Financial Statements ...................................................................3

         Consolidated Balance Sheets -- As of December 31, 2000 (unaudited) and June 30, 2000.................3

         Consolidated Statements of Operations (unaudited) -- For the three and six months ended
           December 31, 2000 and 1999.........................................................................5

         Consolidated Statement of Changes in Stockholders' Equity (unaudited) -- For the six months ended December 31, 2000............................................................................6

         Consolidated Statements of Cash Flows (unaudited) -- For the six months ended December 31, 2000 and 1999...........................................................................................7

         Notes to Consolidated Financial Statements (unaudited)...............................................8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................23

                          Part II -- Other Information

Item 1.  Legal Proceedings...................................................................................25

Item 2.  Changes in Securities and Use of Proceeds...........................................................25

Item 3.  Defaults Upon Senior Securities.....................................................................25

Item 4.  Submission of Matters to a Vote of Security Holders.................................................25

Item 5.  Other Information...................................................................................25

Item 6.  Exhibits and Reports on Form 8-K....................................................................25

         Signatures..........................................................................................27

                         PART I -- FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS .


                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31                JUNE 30,
                                                                                      -----------                --------
                                                                                         2000                     2000
                                                                                         ----                     ----
                                                                                      (UNAUDITED)                 (1)

ASSETS
Current assets:
  Cash and cash equivalents....................................................  $          52,955      $           65,289
  Restricted cash..............................................................                757                     421
  Available for sale equity securities.........................................                271                       -
  Accounts receivable, net.....................................................             29,001                  22,722
  Inventories, net.............................................................              7,681                   9,748
  Prepaid expenses and other current assets....................................              2,383                   1,571
  Deferred income taxes........................................................                947                   1,942
                                                                                ----------------------------------------------
Total current assets...........................................................             93,995                 101,693

Fixed assets, net..............................................................            113,399                 112,784
Investments....................................................................              2,761                   2,961
Other assets, net..............................................................              1,146                   1,729
                                                                                ----------------------------------------------

Total assets................................................................... $          211,301      $          219,167
                                                                                ==============================================



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,             JUNE 30,
                                                                                               ------------             --------
                                                                                                   2000                   2000
                                                                                                   ----                   ----
                                                                                                (UNAUDITED)                (1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................ $       14,374        $        16,494
  Deferred revenue........................................................................          2,687                  2,700
  Accrued payroll and related fringe benefits.............................................            773                    680
  Accrued interest........................................................................            486                  1,566
  Other accrued expenses..................................................................          6,508                  3,812
  Deferred liability......................................................................            189                    194
  Capital lease obligations...............................................................          3,353                  1,716
                                                                                           ---------------------------------------
Total current liabilities.................................................................         28,370                 27,162

Deferred liability, less current portion..................................................          1,761                  1,853
Capital lease obligations, less current portion...........................................         92,324                 94,502
Minority interests in consolidated subsidiary.............................................            774                    126
Series A Participating Preferred stock of consolidated
  subsidiary, at redemption value.........................................................          5,000                  5,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares authorized:
   Class A Convertible, shares authorized, issued and outstanding: none at
        December 31, 2000 and June 30, 2000...............................................              -                      -
   Class B Convertible, shares authorized, issued and outstanding: none at
       December 31, 2000 and June 30, 2000................................................              -                      -
   Series A Junior Participating, shares authorized, issued and outstanding:  none at
        December 31, 2000 and June 30, 2000...............................................              -                      -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
        12,098,205 at December 31, 2000 and 12,024,256 at June 30, 2000...................             12                     12
  Additional paid-in capital..............................................................        110,364                110,105
  Accumulated deficit.....................................................................        (25,990)               (18,298)
  Accumulated other comprehensive (loss) income...........................................            (39)                    17
  Deferred compensation...................................................................           (181)                  (218)
  Treasury stock, at cost, 147,745 shares at December 31 and
        June 30, 2000.....................................................................         (1,094)                (1,094)
                                                                                           ---------------------------------------
Total stockholders' equity................................................................         83,072                 90,524
                                                                                           ---------------------------------------

Total liabilities and stockholders' equity................................................ $      211,301        $       219,167
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

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           -----------------------------------------------------------------
                                                            DECEMBER 31,     DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                                2000            1999             2000             1999
                                                           -----------------------------------------------------------------
Revenues ...............................................   $      26,824    $      17,373    $      53,268    $      36,798
Costs of revenues ......................................          20,664           14,968           41,994           31,885
                                                           -----------------------------------------------------------------
Gross profit ...........................................           6,160            2,405           11,274            4,913
                                                           -----------------------------------------------------------------
Operating expenses:
      Network operations ...............................           1,381              442            2,137              718
      Selling and marketing ............................           1,944            1,381            4,040            2,426
      Research and development .........................             157              225              367              355
      General and administrative .......................           4,537            2,130            9,031            4,114
                                                           -----------------------------------------------------------------
Total operating expenses ...............................           8,019            4,178           15,575            7,613
                                                           -----------------------------------------------------------------
Loss from operations ...................................          (1,859)          (1,773)          (4,301)          (2,700)
Other income (expense):
      Interest income ..................................             868              277            1,846              448
      Interest expense .................................          (2,077)            (258)          (4,028)            (317)
      Gain on sale of investment .......................             304             --                304             --
      Gain on sale of consolidated subsidiary's common
         stock .........................................            --              2,353             --              2,353
                                                           -----------------------------------------------------------------
(Loss) income before income taxes and  minority
   interests ...........................................          (2,764)             599           (6,179)            (216)
Provision for income taxes .............................            (580)            --               (995)            --
                                                           -----------------------------------------------------------------
(Loss)  income before minority interests ...............          (3,344)             599           (7,174)            (216)
Minority interests in operations of consolidated
   subsidiary ..........................................            (555)             538             (518)             614
                                                           -----------------------------------------------------------------
Net (loss) income ......................................   $      (3,899)   $       1,137    $      (7,692)   $         398
                                                           =================================================================
Basic net (loss) income per common share ...............   $        (.33)   $        0.12    $        (.65)   $         .04
                                                           =================================================================
Diluted net (loss) income per common share .............   $        (.33)   $        0.11    $        (.65)   $         .04
                                                           =================================================================
Weighted-average shares used in the calculation of
net (loss) income per common share:
      Basic ............................................          11,890            9,266           11,885            9,268
                                                           =================================================================
      Diluted ..........................................          11,890           10,298           11,885           10,157
                                                           =================================================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              ACCUMULATED
                                     COMMON STOCK   ADDITIONAL                  OTHER
                                    ---------------  PAID-IN   ACCUMULATED  COMPREHENSIVE
                                    SHARES   AMOUNT  CAPITAL     DEFICIT    INCOME (LOSS)
                                    -------------------------------------------------------
Balance at June 30, 2000.......     12,024   $  12  $ 110,105  $ (18,298)    $       17
Minority interests resulting
  from issuance of consolidated
  subsidiary's common stock as
  a preferred stock dividend...                          (131)
Proceeds from exercise of
  stock options ...............         47                196
Issuance of common stock in
  connection with employee
  stock purchase plan..........         27                194
Amortization of deferred
  compensation  ...............
Comprehensive loss:
  Net loss.....................                                   (7,692)
  Loss from foreign currency
   translation ................                                                     (27)
  Unrealized loss on available
   for sale equity securities..                                                     (29)

Total comprehensive loss.......
                                    -------------------------------------------------------

Balance at December 31, 2000...     12,098   $  12  $ 110,364  $ (25,990)    $      (39)
                                    =======================================================


                                                     TREASURY STOCK        TOTAL
                                      DEFERRED      ----------------    STOCKHOLDERS'
                                     COMPENSATION   SHARES    AMOUNT       EQUITY
                                   -------------------------------------------------
Balance at June 30, 2000.......      $     (218)      148    $(1,094)     $ 90,524
Minority interests resulting
  from issuance of consolidated
  subsidiary's common stock as
  a preferred stock dividend...                                               (131)
Proceeds from exercise of
  stock options ...............                                                196
Issuance of common stock in
  connection with employee
  stock purchase plan..........                                                194
Amortization of deferred
  compensation  ...............              37                                 37
Comprehensive loss:
  Net loss.....................                                             (7,692)
  Loss from foreign currency
   translation ................                                                (27)
  Unrealized loss on available
   for sale equity securities..                                                (29)
                                                                       -------------
Total comprehensive loss.......                                             (7,748)
                                   -------------------------------------------------

Balance at December 31, 2000...      $     (181)      148    $(1,094)     $ 83,072
                                   =================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                ------------------------------
                                                                                 DECEMBER 31,     DECEMBER 31,
                                                                                    2000             1999
                                                                                -------------    -------------
OPERATING ACTIVITIES
Net (loss) income ...........................................................   $      (7,692)   $         398
Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization ...........................................           4,840            1,108
    Stock compensation expense ..............................................              37               75
    Provision for doubtful accounts .........................................             341              153
    Minority interests in operations of consolidated subsidiary .............             518             (614)
    Gain on sale of investment ..............................................            (304)            --
    Gain on sale of consolidated subsidiary's common stock ..................            --             (2,353)
    Deferred income taxes ...................................................             995             --
    Interest on capital lease obligations ...................................             486             --
    Internet access services ................................................             (97)           2,100
    Changes in operating assets and liabilities:
       Accounts receivable ..................................................          (6,620)           2,575
       Inventories ..........................................................           2,067            1,238
       Prepaid expenses and other current assets ............................            (812)            (478)
       Other assets .........................................................             505             (760)
       Accounts payable .....................................................          (2,120)          (7,077)
       Deferred revenue .....................................................             (13)             292
       Accrued payroll and related fringe benefits ..........................              93             (183)
       Accrued interest and other accrued expenses ..........................             123              393
                                                                                -------------------------------
Net cash used in operating activities .......................................          (7,653)          (3,133)
                                                                                -------------------------------

INVESTING ACTIVITIES
Purchases of fixed assets ...................................................          (4,720)          (2,393)
Restricted cash .............................................................            (336)           2,654
Proceeds from sale of investment ............................................             204             --
Proceeds from sale of consolidated subsidiary's common stock ................            --              3,500
                                                                                -------------------------------

Net cash (used in) provided by investing activities .........................          (4,852)           3,761
                                                                                -------------------------------

FINANCING ACTIVITIES
Proceeds from sale of consolidated subsidiary's common stock, net ...........            --              3,398
Proceeds from sale of consolidated subsidiary's preferred stock .............            --              5,000
Proceeds from exercise of stock options .....................................             196            2,070
Proceeds from sale of common stock in connection with employee stock purchase
  plan ......................................................................             194              119
Payments under capital leases ...............................................            (192)             (88)
                                                                                -------------------------------

Net cash provided by (used in) financing activities .........................             198           10,499
                                                                                -------------------------------

Loss from foreign currency translation ......................................             (27)            --
Net (decrease) increase in cash and cash equivalents ........................         (12,334)          11,127
Cash and cash equivalents at beginning of period ............................          65,289           11,944
                                                                                -------------------------------

 Cash and cash equivalents at end of period .................................   $      52,955    $      23,071
                                                                                ==============================



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2001, or for any future period. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2000 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2000.

Comprehensive (loss) income

     Comprehensive loss for the three and six months ended December 31, 2000 of approximately $3,939,000 and $7,748,000 includes a foreign currency translation loss of approximately $11,000 and $27,000 and an unrealized loss on available for sale equity securities of approximately $29,000 and $0 for the three and six months ended December 31, 2000, respectively. The Company's comprehensive income for the three and six months ended December 31, 1999, was equal to the Company's net income for such periods.

Income Taxes

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the year ended June 30, 2000, management reversed approximately $1,942,000 of the deferred tax asset valuation allowance representing an amount that will be realized based on projected fiscal 2001 taxable income. For the three and six months ended December 31, 2000, the Company utilized approximately $580,000 and $995,000, respectively, of the deferred tax assets based on the amount of taxable income recorded for the three and six months ended December 31, 2000.

2. BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

     The Company computes net (loss) income per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic and diluted net (loss) income per common share is computed by dividing the net (loss) income for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the three and six months ended December 31, 2000, excludes the effect of approximately 286,000 and 433,000 stock options and approximately 3,000 and 13,000 warrants, respectively, since the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

Diluted net income per share for the three and six months ended December 31, 1999, includes the effect of approximately 1,002,000 and 866,000 stock options and approximately 30,000 and 23,000 warrants, respectively.

3. INVENTORIES

     Inventories consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value, less customer progress payments.

Inventories consist of the following:

                                                                        DECEMBER 31,        JUNE 30,
                                                                           2000              2000
                                                                       --------------------------------
                                                                        (UNAUDITED)         (AUDITED)
                                                                                (IN THOUSANDS)
  Raw materials and component parts................................... $         559              450
  Work-in-progress....................................................        12,391           12,885
                                                                       --------------------------------
                                                                              12,950           13,335
  Less progress payments..............................................         5,269            3,587
                                                                       --------------------------------
                                                                       $       7,681     $      9,748
                                                                       ================================

4. RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including timing for recognizing revenues derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, is to recognize revenues based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Accordingly, revenue from fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs. Management is currently evaluating the effect of SAB No. 101 on its consolidated financial position, results of operations, liquidity and cash flows. The effect, if any, will become effective in the fourth quarter of fiscal 2001.

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

     The following is the Company's business segment information for the three and six months ended December 31, 2000 and 1999 and as of December 31, 2000 and June 30, 2000 (in thousands):

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  DECEMBER 31,       DECEMBER 31,        DECEMBER 31,    DECEMBER 31,
                                                      2000               1999                 2000           1999
                                                 --------------------------------        -----------------------------
                                                            (UNAUDITED)                          (UNAUDITED)
Revenues:
   Ground Segment Systems, Networks and
     Enterprise Solutions ....................   $     22,878        $     17,845        $     43,535    $     36,363
   Data Communications Services ..............          7,056               2,300              13,857           4,089
   Intercompany eliminations .................         (3,110)             (2,772)             (4,124)         (3,654)
                                                 ------------        ------------        ------------    ------------
Total revenues ...............................   $     26,824        $     17,373              53,268          36,798
                                                 ============        ============        ============    ============

Loss from operations:
   Ground Segment Systems, Networks and
     Enterprise Solutions ....................   $        (62)       $         13                (191)            (79)
   Data Communications Services ..............         (1,743)             (1,637)             (4,091)         (2,378)
Interest income ..............................            868                 277               1,846             448
Interest expense .............................         (2,077)               (258)             (4,028)           (317)
Gain on sale of investment ...................            304                --                   304            --
Gain on sale of consolidated subsidiary's
  common stock ...............................           --                 2,353                --             2,353
Provision for income taxes ...................           (580)               --                  (995)           --
Minority interests in operations of
  consolidated subsidiary.....................           (555)                538                (518)            614
Intercompany eliminations ....................            (54)               (149)                (19)           (243)
                                                 ------------        ------------        ------------    ------------
Net (loss) income ............................   $     (3,899)       $      1,137              (7,692)            398
                                                 ============        ============        ============    ============

Depreciation and amortization:
   Ground Segment Systems, Networks and
     Enterprise Solutions ....................   $        426        $        374                 852             752
   Data Communications Services ..............          2,051                 179               3,991             356
   Intercompany eliminations .................             (3)                  1                  (3)           --
                                                 ------------        ------------        ------------    ------------
Total depreciation and amortization ..........   $      2,474        $        554               4,840           1,108
                                                 ============        ============        ============    ============
Expenditures for long-lived assets:
   Ground Segment Systems, Networks and
     Enterprise Solutions ....................   $        916        $        572               1,425             689
   Data Communications Services ..............          2,670               1,506               4,079          12,936
   Intercompany eliminations .................           (126)                  4                (126)            (33)
                                                 ------------        ------------        ------------    ------------
Total expenditures for long-lived assets .....   $      3,460        $      2,082               5,378          13,592
                                                 ============        ============        ============    ============


                                                                                   DECEMBER 31,                 JUNE 30,
                                                                                       2000                       2000
                                                                                    (UNAUDITED)                (AUDITED)
                                                                            ---------------------------------------------
Assets:
   Ground Segment Systems, Networks and
     Enterprise Solutions...............................................    $         121,618           $       121,519
   Data Communications Services.........................................              107,120                   109,624
   Intercompany eliminations............................................              (17,437)                  (11,976)
                                                                            ---------------------------------------------
Total assets............................................................    $         211,301                   219,167
                                                                            =============================================

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

OVERVIEW

     Since our inception, a majority of our revenues have been generated by our ground segment systems, networks and enterprise solutions business. Contracts for these ground segment systems, networks and enterprise solutions have been fixed-price contracts in virtually all cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business may at times be concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations. The period from contract award through installation of ground segment systems and networks and communications services supplied by us generally requires from three to twelve months. We use the percentage of completion method of accounting for contract revenues upon the achievement of various milestones. Accordingly, most of the revenues from sales of products is typically recognized when the product is shipped, with the balance recognized at the time of acceptance by the customer. Revenues from providing satellite-based communications services are recognized at the time the services are performed. Costs of revenues are generally recorded based on the relationship of the amount of projected final costs to the percentage of revenue recorded for the specific contract.

     Costs of revenues consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. In addition, cost of revenues relating to Internet access service fees consists primarily of satellite space segment charges and Internet connectivity fees. Network operations expenses consist primarily of costs associated with the operation of NetSat Express' network operations center on a twenty-four hour a day, seven day a week basis including personnel and related costs. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with amortization on long-term satellite transponder capital leases, management, accounting, contract and administrative functions. We anticipate that general and administrative expenses, network operations, selling and marketing, and research and development, will continue to increase during the next several years due to expected increases in personnel and related expenses to support our increasing service base.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2000 and 1999

     Revenues. Revenues increased by $9.5 million, or 54.4% to $26.8 million for the three months ended December 31, 2000 and increased by $16.5 million, or 44.8% to $53.3 million for the six months ended December 31, 2000 compared to $17.4 million and $36.8 million for the comparable three and six months ended December 31, 1999. The increase reflects an increase in shipments in the domestic satellite infrastructure business and increased revenues generated by NetSat Express from additional service and hardware revenues derived from new and existing Internet access service customers.

     Gross Profit. Gross profit increased by approximately $3.8 million, or 156.1% to $6.2 million for the three months ended December 31, 2000, and increased by $6.4 million, or 129.5% to $11.3 million, for the six months ended December 31, 2000 from $2.4 million and $4.9 million for the comparable three and six months ended December 31, 1999, respectively. The increase reflects an increase in shipments in the domestic satellite infrastructure business and increased revenues generated by NetSat Express from additional service and hardware revenues derived from new and existing Internet access service . Gross profit as a percentage of revenues for the three months ended December 31, 2000 increased to 23.0% compared to 13.8% for the three months ended December 31, 1999 and for the six months ended December 31, 2000 increased to 21.2% compared to 13.4% for the six months ended December 31, 1999. This increase is attributable to an increase in the gross profit for NetSat Express as a result of an increase in utilization of network capacity.

     Network Operations. Network operations expenses increased by $0.9 million, or 212.4%, to $1.4 million for the three months ended December 31, 2000 and increased by $1.4 million, or 197.6% to $2.1 million, for the six months ended December 31, 2000 compared to $0.4 million and $0.7 million for the comparable three and six months ended December 31,1999. The increase is due to the expansion of NetSat Express' network operations center and related expenses to support the increase in service base.

     Selling and Marketing. Selling and marketing expenses increased by $0.6 million, or 40.8%, to $1.9 million for the three months ended December 31, 2000 and increased by $1.6 million, or 66.5% to $4.0 million, for the six months ended December 31, 2000 compared to $1.4 million and $2.4 million for the comparable three and six months ended December 31, 1999. This increase is attributable to an increase in NetSat Express sales and marketing efforts to penetrate into new regions.

     Research and Development. Research and development expenses remained consistent at approximately $0.2 for the three months ended December 31, 2000 and 1999 and $0.4 million for the six months ended December 31, 2000 and 1999.

     General and Administrative. General and administrative expenses increased by $2.4 million, or 113.0% to $4.5 million for the three months ended December 31, 2000 and increased by $4.9 million or 119.5%, to $9.0 million, for the six months ended December 31, 2000 compared to $2.1 million and $4.1 million for the comparable three and six months ended December 31, 1999. General and administrative expenses as a percentage of revenues for the three months ended December 31, 2000 increased to 16.9% compared to 12.3% for the three months ended December 31, 1999 and for the six months ended December 31, 2000 increased to 17.0% compared to 11.2% for the six months ended December 31, 1999. The increase in general and administrative expenses is mainly due to an increase in NetSat Express amortization expense related to capital leases entered into during fiscal year 2000 for satellite space segment transponders and an increase in personnel, including expenses related to developing its management team.

     Interest Income. Interest income increased by $0.6 million, or 213.4% to $0.9 million for the three months ended December 31, 2000 compared to $0.3 million for the three months ended December 31, 1999, and increased by $1.4 million, or 312.1% to $1.8 million for the six months ended December 31, 2000 compared to $0.4 million for the six months ended December 31, 1999. The increase was primarily due to the increase of cash and cash equivalents during the six months ended December 31, 2000 compared to the same period in the prior year due to the investment of the net proceeds from our secondary common stock offering completed in April 2000.

     Interest Expense. Interest expense was $2.1 million for the three months ended December 31, 2000 compared to $0.3 million for the three months ended December 31, 1999, and $4.0 million for the six months ended December 31, 2000 compared to $0.3 million for the six months ended December 31, 1999. The increase relates to the NetSat Express capital leases entered into during fiscal year 2000 for satellite space segment transponders.

     Gain on Sale of Investment. The gain on sale of investment of $0.3 million relates to the sale of our 17% interest in Armer Communications Engineering Services, Inc. during the second quarter ended December 31, 2000.

     Gain on Sale of Consolidated Subsidiary's Common Stock. The gain on sale of consolidated subsidiary's common stock of $2.4 million relates to our sale of 1,400,000 shares of common stock of NetSat Express at $2.50 per share during the second quarter ended December 31, 1999.

     Provision for Income Taxes. For the three and six months ended December 31, 2000, the Company recorded a provision for income taxes of $0.6 million and $1.0 million. The Company utilized deferred tax assets in connection with its provision based on the amount of projected taxable income for such periods.

     NetSat Express. Our majority-owned consolidated subsidiary, NetSat Express, experienced an increase in revenues of $4.2 million, or 217.5% to $6.1 million for the three months ended December 31, 2000, and revenues increased by $8.4 million, or 232.7% to $12.0 million, for the six months ended December 31, 2000 compared to $1.9 million and $3.6 million for the comparable three and six months ended December 31, 1999. The increase resulted from additional service and hardware revenues derived from new and existing Internet access service customers. The loss from operations associated with NetSat Express increased by $0.1 million, or 3.9%, to $1.7 million for the three months ended December 31, 2000 and increased by $1.7 million, or 69.4% to $4.0 million, for the six months ended December 31, 2000 compared to $1.6 million and $2.4 million for the comparable three and six months ended December 31, 1999. The increase was primarily due to an increase in general and administrative expenses associated with an increase in amortization expense related to capital leases entered into during fiscal 2000 for satellite space segment transponders and an increase in personnel, including expenses related to developing its management team, an increase in selling and marketing efforts to penetrate into new regions and an increase in network operation expenses due to expansion of NetSat Express' network operations center and related expenses to support the increase in service base.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had working capital of $65.6 million, including cash and cash equivalents of $53.0 million, restricted cash of $0.8 million, net accounts receivable of $29.0 million, net inventories of $7.7 million, prepaid and other current assets of $2.4 million and deferred income taxes of $0.9 million, offset by $14.4 million in accounts payable and $14.0 million in accrued expenses and other current liabilities.

     Net cash used in operating activities during the six months ended December 31, 2000 was $7.7 million, which primarily relates to the net loss of $7.7 million, an increase in net accounts receivable of $6.6 million due to the timing of collections on certain contract billings, a decrease in accounts payable of $2.1 million relating to the timing of vendor payments, offset by depreciation and amortization expense of $4.9 million primarily related to capital leases for satellite space segment transponders and a decrease in net inventories of $2.1 million due to the timing of project billings.

     Net cash used in investing activities during the six months ended December 31, 2000 was $4.9 million. During the six months ended December 31, 2000, we used cash of $4.7 million to purchase fixed assets primarily related to the NetSat Express Network Operations Center and to purchase satellite earth station equipment.

     We have a $5.0 million credit facility consisting of (1) a $2.0 million secured domestic line of credit and (2) a $3.0 million secured export-import guaranteed line of credit at December 31, 2000. This credit facility expired in December 2000 at which time the Company entered into a new credit facility with substantially the same terms, which expires in December 2001. Each line of credit bears interest at the prime rate (9.50% at December 31, 2000) plus 0.50% and is collateralized by a first security interest on all the Company's assets. The credit facility contains certain financial covenants, which the Company is in compliance with at December 31, 2000. As of December 31, 2000, no amounts were outstanding under such credit facility.

     We also lease satellite space segment services and other equipment under various capital and operating lease agreements which expire in various years through 2014. The future minimum lease payments due on these leases through December 31, 2001 is approximately $21,282,000.

     We expect that our cash and working capital requirements for our operating activities will continue to increase as we expand our operations. Management anticipates that NetSat Express will experience negative cash flows due to the capital investment required for continued development of its operations and continued losses from its operating activities for an extended period of time.

     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and enterprise solutions, the extent additional funding of NetSat Express is required and is not obtained from third parties, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet our capital requirements through December 2001. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are not available, we will be required to delay, scale back or eliminate some of our operating activities, including without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities and operating activities of NetSat Express. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including timing for recognizing revenues derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, is to recognize revenues based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Accordingly, revenue from fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs. Management is currently evaluating the effect of SAB No. 101 on its consolidated financial position, results of operations, liquidity and cash flows. The effect, if any, will become effective in the fourth quarter of fiscal 2001.


CERTAIN BUSINESS CONSIDERATIONS

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS AND EXPECT OUR LOSSES TO CONTINUE.

     We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $0.5 million during the fiscal year ended June 30, 1998, $8.2 million during the fiscal year ended June 30, 1999 and $3.6 million during the fiscal year ended June 30, 2000. Our net losses include net losses of $1.7 million during the fiscal year ended June 30, 1998, $2.1 million during the fiscal year ended June 30, 1999 and $7.1 million during the fiscal year ended June 30, 2000 for NetSat Express. As of December 31, 2000, our accumulated deficit was $26.0 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

     We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in Russia and other international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these and other foreign regions.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

     Our future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

o the ability of NetSat Express to obtain additional funding from third parties

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

     We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through December 31, 2001. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, the extent additional funding of NetSat Express is required and not obtained from third parties, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel, our research and development activities and operating activities of NetSat Express. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a more complete description of our historical financial condition, results of operations and liquidity.

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

WE ANTICIPATE SIGNIFICANT REVENUES FROM FIVE CONTRACTS AND A MODIFICATION OR TERMINATION OF ALL OR ANY OF THESE CONTRACTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND FINANCIAL CONDITION.

     We have agreements with five customers to provide equipment and services, which we expect to generate substantial revenues from. If any of these customers are unable to implement their business plans, the market for their services declines, or all or any of the customers modifies or terminates its agreement with us, our financial condition and results of operations would be harmed.

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

THROUGH THEIR OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

     As of February 12, 2001, our officers and directors, and their affiliates beneficially own approximately 1.7 million shares, constituting approximately 14.0% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

     NetSat Express has previously announced its intention to make an initial public offering of shares of its common stock. However, based on market conditions and other factors NetSat Express is now pursuing strategic and financing alternatives. Because we own a large percentage of NetSat Express, the nature of the financing alternative, or any failure to obtain any financing by NetSat Express, may adversely affect the market price of our common stock. We currently report in our consolidated financial statements the operations of NetSat Express. Depending on the nature of the financing alternative, if any, NetSat Express completes, our equity ownership may decrease to a percentage that would cause us to no longer consolidate the financial position and results of operations of NetSat Express. Therefore, we may in the future report our financial statements without consolidating the financial statements of NetSat Express. If public market analysts view this change in our financial statements negatively, it could have a material adverse affect on the market price of our stock.

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

     Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of December 31, 2000, we had no such foreign currency forward contracts.

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities, and secondly, certain of its fixed rate long term capital lease agreements. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company's Annual Meeting of Stockholders was held on November 16, 2000 (the "Annual Meeting").

        (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

             (i) The following individuals were elected by the Stockholders to serve as Directors:

             Board Member                    In Favor               Against
             ------------                    --------               -------
             Richard E. Caruso              10,883,674              291,708
             Benjamin Duhov                 10,883,674              291,708
             Herman Fialkov                 10,883,674              291,708
             David E. Hershberg             10,883,674              291,708
             Kenneth A. Miller              10,883,674              291,708
             A. Robert Towbin               10,883,674              291,708
             C.J. Waylan                    10,883,674              291,708
             Donald G. Woodring             10,883,674              291,708
             Stephen C. Yablonski           10,883,674              291,708

             (ii) The amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock authorized to be issued thereunder from 2,556,958 to 3,356,958 was voted upon as follows: 4,678,104 shares in favor; 1,633,252 shares against; and 346,215 shares abstaining.

             (iii) The appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending June 30, 2001 was voted upon as follows: 11,133,012 shares in favor; 36,955 shares against; and 5,415 shares abstaining.

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

10.12 Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to exhibit 4 of the Registrant's Registration Statement on Form S-8, File No. 333-54622, filed on January 30, 2001).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

10.14    1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         99.8 of the Registrant's Registration Statement on Form S-8, File
         No. 333-70527, filed on January 13, 1999).

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

* Confidential treatment granted for portions of this agreement.

         b) Reports on Form 8-K

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



                                            GLOBECOMM SYSTEMS INC.
                                            ----------------------
                                                  (Registrant)

Date: February 14, 2001                     /s/ David E. Hershberg
                                            ----------------------
                                            David E. Hershberg
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

Date: February 14, 2001                     /s/ Andrew C. Melfi
                                            -------------------
                                            Andrew C. Melfi
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)