Form 10-Q
period 2001-03-31
GLOBECOMM SYSTEMS INC
filed 2001-05-15
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2001, there were 12,402,082 shares outstanding of the Registrant's common stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                      Index to the March 31, 2001 Form 10-Q


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

            Consolidated Balance Sheets -- As of March 31, 2001 (unaudited) and June 30, 2000....................3

            Consolidated Statements of Operations (unaudited) -- For the three and nine months ended
              March 31, 2001 and 2000............................................................................5

            Consolidated Statement of Changes in Stockholders' Equity (unaudited) -- For the nine months ended March 31, 2001...............................................................................6

            Consolidated Statements of Cash Flows (unaudited) -- For the nine months ended March 31, 2001 and 2000...........................................................................................7

            Notes to Consolidated Financial Statements (unaudited)...............................................8

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................................................12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..........................................24

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

Item 6.     Exhibits and Reports on Form 8-K....................................................................25

            Signatures..........................................................................................27

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,               JUNE 30,
                                                               ---------               --------
                                                                 2001                    2000
                                                                 ----                    ----
                                                              (UNAUDITED)                 (1)
                                                              -----------                 ---
ASSETS
Current assets:
  Cash and cash equivalents............................ $           46,462     $            65,289
  Restricted cash......................................                607                     421
  Available for sale equity securities.................                274                       -
  Accounts receivable, net.............................             32,290                  22,722
  Inventories, net.....................................              8,529                   9,748
  Prepaid expenses and other current assets............              2,074                   1,571
  Deferred income taxes................................                829                   1,942
                                                        ----------------------------------------------
Total current assets...................................             91,065                 101,693

Fixed assets, net......................................            111,990                 112,784
Investments............................................              2,761                   2,961
Other assets, net......................................              1,131                   1,729
                                                        ----------------------------------------------
Total assets........................................... $          206,947     $           219,167
                                                        ==============================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                MARCH 31,               JUNE 30,
                                                                                                ---------               --------
                                                                                                  2001                   2000
                                                                                                  ----                   ----
                                                                                               (UNAUDITED)                (1)
                                                                                               -----------                ---
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $      15,204       $        16,494
  Deferred revenue........................................................................          2,395                 2,700
  Accrued payroll and related fringe benefits.............................................          1,284                   680
  Accrued interest........................................................................              -                 1,566
  Other accrued expenses..................................................................          6,439                 3,812
  Deferred liability......................................................................            157                   194
  Capital lease obligations...............................................................          3,534                 1,716
                                                                                           -----------------------------------------
Total current liabilities.................................................................         29,013                27,162

Deferred liability, less current portion..................................................          1,761                 1,853
Capital lease obligations, less current portion...........................................         91,364                94,502
Minority interests in consolidated subsidiary.............................................              -                   126
Series A Participating Preferred stock of consolidated
  subsidiary, at redemption value.........................................................              -                 5,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares authorized:
   Class A Convertible, shares authorized, issued and outstanding: none at
        March 31, 2001 and June 30, 2000..................................................              -                     -
   Class B Convertible, shares authorized, issued and outstanding: none at
        March 31, 2001 and June 30, 2000..................................................              -                     -
   Series A Junior Participating, shares authorized, issued and outstanding: none at
        March 31, 2001 and June 30, 2000..................................................              -                     -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
        12,347,827 at March 31, 2001 and 12,024,256 at June 30, 2000......................             12                    12
  Additional paid-in capital..............................................................        115,802               110,105
  Accumulated deficit.....................................................................        (29,708)              (18,298)
  Accumulated other comprehensive (loss) income...........................................            (41)                   17
  Deferred compensation...................................................................           (162)                 (218)
  Treasury stock, at cost, 147,745 shares at March 31, 2001 and
        June 30, 2000.....................................................................         (1,094)               (1,094)
                                                                                           -----------------------------------------
Total stockholders' equity................................................................         84,809                90,524
                                                                                           -----------------------------------------
Total liabilities and stockholders' equity................................................ $      206,947       $       219,167
                                                                                           =========================================


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

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           ----------------------------------   -----------------------------------
                                                              MARCH 31,         MARCH 31,            MARCH 31,         MARCH 31,
                                                                2001              2000                  2001             2000
                                                           ----------------------------------   -----------------------------------
Revenues................................................   $      24,249    $       18,570        $      77,517     $      55,368
Costs of revenues.......................................          19,019            16,104               61,013            47,989
                                                           ----------------------------------   -----------------------------------
Gross profit............................................           5,230             2,466               16,504             7,379
                                                           ----------------------------------   -----------------------------------
Operating expenses:
      Network operations................................           1,821               550                3,958             1,268
      Selling and marketing.............................           1,680             1,587                5,720             4,013
      Research and development..........................             258               193                  625               548
      General and administrative........................           3,408             2,808               12,439             6,922
                                                           ----------------------------------   -----------------------------------
Total operating expenses................................           7,167             5,138               22,742            12,751
                                                           ----------------------------------   -----------------------------------
Loss from operations....................................          (1,937)           (2,672)              (6,238)           (5,372)
Other income (expense):
      Interest income...................................             775               282                2,621               729
      Interest expense..................................          (2,306)             (769)              (6,334)           (1,085)
      Gain on sale of investment........................               -                 -                  304                 -
      Gain on sale of consolidated subsidiary's common
         stock..........................................               -                 -                    -             2,353
                                                           ----------------------------------   -----------------------------------
Loss before income taxes and  minority interests........          (3,468)           (3,159)              (9,647)           (3,375)
Provision for income taxes..............................            (118)                -               (1,113)                -
                                                           ----------------------------------   -----------------------------------
Loss before minority interests..........................          (3,586)           (3,159)             (10,760)           (3,375)
Minority interests in operations of consolidated
   subsidiary...........................................            (132)            1,075                 (650)            1,689
                                                           ----------------------------------   -----------------------------------
Net loss................................................   $      (3,718)   $       (2,084)       $     (11,410)    $      (1,686)
                                                           ==================================   ===================================

Basic and diluted net loss per common share.............   $       (0.31)   $        (0.22)       $       (0.96)    $       (0.18)
                                                           ==================================   ===================================
Weighted-average shares used in the calculation of
   basic and diluted net loss per common share..........          11,962             9,674               11,910             9,430
                                                           ==================================   ===================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        ACCUMULATED
                               COMMON STOCK    ADDITIONAL                  OTHER                      TREASURY STOCK      TOTAL
                               -------------    PAID-IN   ACCUMULATED  COMPREHENSIVE   DEFERRED     -----------------  STOCKHOLDERS'
                               SHARES AMOUNT    CAPITAL     DEFICIT    INCOME (LOSS)  COMPENSATION   SHARES    AMOUNT     EQUITY
                               -----------------------------------------------------------------------------------------------------
Balance at June 30, 2000....   12,024  $ 12    $110,105   $(18,298)     $     17       $  (218)        148     $(1,094)  $ 90,524
Minority interests resulting
  from issuance of
  consolidated subsidiary's
  common stock as a
  preferred stock dividend..                       (131)                                                                     (131)
Proceeds from exercise of
  stock options ............       64               308                                                                       308
Issuance of common stock in
  connection with employee
  stock purchase plan.......       27               194                                                                       194
Issuance of common stock in
  connection with
  acquisition of minority
  interest in consolidated
  subsidiary................      233             2,479                                                                     2,479
Issuance of warrant in
  connection with
  acquisition of minority
  interest in consolidated
  subsidiary................                      1,940                                                                     1,940
Acquisition of minority
  interest in consolidated                                                                                                    907
  subsidiary................                        907
Amortization of deferred
  compensation .............                                                                56                                 56
Comprehensive loss:
  Net loss..................                               (11,410)                                                       (11,410)
  Loss from foreign currency
   translation .............                                                 (32)                                             (32)
  Unrealized loss on
   available for sale equity
   securities...............                                                 (26)                                             (26)
                                                                                                                         --------
Total comprehensive loss....                                                                                              (11,468)
                               -----------------------------------------------------------------------------------------------------

Balance at March 31, 2001...   12,348  $ 12    $115,802   $(29,708)     $    (41)      $  (162)        148     $(1,094)  $ 84,809
                               =====================================================================================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                               -----------------------------------------
                                                                                    MARCH 31,           MARCH 31,
                                                                                      2001                 2000
                                                                               -----------------------------------------
OPERATING ACTIVITIES
Net loss...............................................................        $     (11,410)       $     (1,686)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization......................................                6,286               1,823
    Stock compensation expense.........................................                   56                 150
    Provision for doubtful accounts....................................                  400                 260
    Minority interests in operations of consolidated subsidiary........                  650              (1,689)
    Gain on sale of investment.........................................                 (304)                  -
    Gain on sale of consolidated subsidiary's common stock.............                    -              (2,353)
    Interest on capital lease obligations..............................                    -                 569
    Deferred income taxes..............................................                1,113                   -
    Internet access services...........................................                 (129)              2,095
    Changes in operating assets and liabilities:
       Accounts receivable.............................................               (9,968)             (1,254)
       Inventories.....................................................                1,219              (2,355)
       Prepaid expenses and other current assets.......................                 (503)               (395)
       Other assets....................................................                 (481)               (744)
       Accounts payable................................................               (1,290)             (2,824)
       Deferred revenue................................................                 (305)               (265)
       Accrued payroll and related fringe benefits.....................                  604                  98
       Accrued commissions and other accrued expenses..................                1,703               1,370
                                                                               -----------------------------------------

Net cash used in operating activities..................................              (12,359)             (7,200)
                                                                               -----------------------------------------

INVESTING ACTIVITIES
Purchases of fixed assets, net of non-cash capital lease activity                     (5,925)             (3,709)
Restricted cash........................................................                 (186)              3,169
Proceeds from sale of investment.......................................                  204                   -
Proceeds from sale of consolidated subsidiary's common stock..........                     -               3,500
                                                                               -----------------------------------------

Net cash (used in) provided by investing activities....................               (5,907)              2,960
                                                                               -----------------------------------------

FINANCING ACTIVITIES
Proceeds from sale of consolidated subsidiary's common stock, net......                    -               3,398
Proceeds from sale of consolidated subsidiary's preferred stock........                    -               5,000
Proceeds from exercise of stock options................................                  308               3,542
Proceeds from exercise of consolidated subsidiary's stock options.....                     -                 239
Proceeds from exercise of warrants.....................................                    -                  12
Proceeds from sale of common stock in connection with employee stock
  purchase plan........................................................                  194                 119
Payments under capital leases..........................................               (1,031)               (237)
                                                                               -----------------------------------------

Net cash (used in) provided by financing activities....................                 (529)             12,073
                                                                               -----------------------------------------

Loss from foreign currency translation.................................                  (32)                  -
Net (decrease) increase in cash and cash equivalents...................              (18,827)              7,833
Cash and cash equivalents at beginning of period.......................               65,289              11,944
                                                                               -----------------------------------------

Cash and cash equivalents at end of period.............................        $      46,462        $     19,777
                                                                               ==========================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2001, or for any future period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2000 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2000.

Comprehensive loss

     Comprehensive loss for the three and nine months ended March 31, 2001 of approximately $3,720,000 and $11,468,000 includes a foreign currency translation loss of approximately $5,000 and $32,000 and an unrealized gain (loss) on available for sale equity securities of approximately $3,000 and ($26,000) for the three and nine months ended March 31, 2001, respectively. The Company's comprehensive loss for the three and nine months ended March 31, 2000, was equal to the Company's net loss for such periods.

Income Taxes

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the year ended June 30, 2000, management reversed approximately $1,942,000 of the deferred tax asset valuation allowance representing an amount that will be realized based on projected fiscal 2001 taxable income. The Company utilized approximately $118,000 and $1,113,000, respectively, of the net deferred tax assets based on the amount of taxable income recorded for the three and nine months ended March 31, 2001.

2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the three and nine months ended March 31, 2001, excludes the effect of approximately 497,000 and 458,000 stock options and approximately 11,000 and 13,000 warrants, respectively, since the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended. Diluted net loss per share for the three and nine months ended March 31, 2000, excludes the effect of approximately 1,135,000 and 1,045,000 stock options and approximately 41,000 and 32,000 warrants, respectively, since the effect of inclusion would have been anti-dilutive as the Company reported a net loss for the periods then ended.

3. INVENTORIES

     Inventories which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value, less customer progress payments.


Inventories consist of the following:

                                                 MARCH 31,        JUNE 30,
                                                   2001             2000
                                             -------------------------------
                                                (UNAUDITED)       (AUDITED)
                                                      (IN THOUSANDS)
  Raw materials and component parts........   $       529     $     450
  Work-in-progress.........................        14,433        12,885
                                             -------------------------------
                                                   14,962        13,335
  Less progress payments....................        6,433         3,587
                                             -------------------------------
                                              $     8,529     $   9,748
                                             ===============================

4. EQUITY TRANSACTIONS

     On March 30, 2001, the Company acquired 2,000,000 shares of NetSat Express' Series A Participating Preferred stock and 333,334 shares of NetSat Express common stock from a minority stockholder for $583,000 in cash, the issuance of 233,334 shares of the Company's common stock and the issuance of a five year warrant to purchase 262,501 shares of the Company's common stock.

     On April 11, 2001, the Company acquired 2,000,000 shares of NetSat Express' common stock from an additional minority stockholder for $500,000 in cash, the issuance of 200,000 shares of the Company's common stock and the issuance of a five year warrant to purchase 225,000 shares of the Company's common stock.

     The Company's ownership percentage in NetSat Express has increased to approximately 83% as a result of the aforementioned series of transactions.

5. COMMITMENTS AND CONTINGENCIES

     On April 1, 2001, the Company renegotiated one of NetSat Express' capitalized transponder leases resulting in a change in accounting from a capital to an operating lease. Accordingly, this change in accounting will reduce the Company's capital lease obligation by approximately $84.0 million with a corresponding reduction in net fixed assets. The effect of this change will be reflected in the Company's fiscal 2001 fourth quarter ending June 30, 2001.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in Financial Statements. The SEC staff addressed several issues in SAB No. 101, including timing for recognizing revenues derived from selling arrangements that involve contractual customer acceptance provisions and when installation and title transfer occurs after shipment. The Company's existing revenue recognition policy in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, is to recognize revenues based on the percentage of completion method of accounting for contract revenue upon the achievement of certain milestones. Management is currently evaluating the effect of SAB No. 101 on its consolidated financial position, results of operations, liquidity and cash flows. The effect, if any, will be recorded in the fourth quarter of fiscal 2001.

7. SEGMENT INFORMATION

     The Company operates through two business segments. Its Ground Segment Systems, Networks and Enterprise Solutions Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions for the complex and changing communications requirements of its customers. Its Data Communications Services Segment, through its majority-owned subsidiary

NetSat Express, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

     The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

     The following is the Company's business segment information for the three and nine months ended March 31, 2001 and 2000 and as of March 31, 2001 and June 30, 2000 (in thousands):

                                                             THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                       MARCH 31,                MARCH 31,              MARCH 31,          MARCH 31,
                                                          2001                    2000                  2001                 2000
                                                -----------------------------------------         ---------------------------------
                                                                (UNAUDITED)                                   (UNAUDITED)
Revenues:
   Ground Segment Systems, Networks and
     Enterprise Solutions.....................  $         18,999        $          17,581         $     62,534       $      53,944
   Data Communications Services...............             6,812                    2,725               20,669               6,814
   Intercompany eliminations..................            (1,562)                  (1,736)              (5,686)             (5,390)
                                                ----------------        -----------------         ------------       -------------
Total revenues................................  $         24,249        $          18,570         $     77,517       $      55,368
                                                ================        =================         ============       =============

Loss from operations:
   Ground Segment Systems, Networks and
     Enterprise Solutions.....................  $           (590)       $              31         $       (781)      $         (48)
   Data Communications Services...............            (1,350)                  (2,573)              (5,441)             (4,951)
Interest income...............................               775                      282                2,621                 729
Interest expense..............................            (2,306)                    (769)              (6,334)             (1,085)
Gain on sale of investment....................                 -                        -                  304                   -
Gain on sale of consolidated subsidiary's
  common stock................................                 -                        -                    -               2,353
Provision for income taxes....................              (118)                       -               (1,113)                  -
Minority interests in operations of
  consolidated subsidiary.....................              (132)                   1,075                 (650)              1,689
Intercompany eliminations.....................                 3                     (130)                 (16)               (373)
                                                ----------------        -----------------         ------------       -------------
Net loss......................................  $         (3,718)       $          (2,084)        $    (11,410)      $      (1,686)
                                                ================        =================         ============       =============

Depreciation and amortization:
   Ground Segment Systems, Networks and
     Enterprise Solutions.....................  $            427        $             296         $      1,279       $       1,048
   Data Communications Services...............             1,022                      419                5,013                 775
   Intercompany eliminations..................                (3)                       -                   (6)                  -
                                                ----------------        -----------------         ------------       -------------
Total depreciation and amortization...........  $          1,446        $             715         $      6,286       $       1,823
                                                ================        =================         ============       =============

Expenditures for long-lived assets:

   Ground Segment Systems, Networks and
     Enterprise Solutions.....................  $            331        $              78         $      1,756       $         768
   Data Communications Services...............              (328)                   1,434                3,751               3,170
   Intercompany eliminations..................                (6)                    (196)                (132)               (229)
                                                ----------------        -----------------         ------------       -------------
Total expenditures for long-lived assets......  $             (3)       $           1,316         $      5,375       $       3,709
                                                ================        =================         ============       =============

                                                                                     MARCH 31,                  JUNE 30,
                                                                                       2001                       2000
                                                                                    (UNAUDITED)                (AUDITED)
                                                                            -------------------------------------------------
Assets:
   Ground Segment Systems, Networks and
     Enterprise Solutions...............................................    $         127,326           $       121,519
   Data Communications Services.........................................              104,436                   109,624
   Intercompany eliminations............................................              (24,815)                  (11,976)
                                                                            -------------------------------------------------
Total assets............................................................    $         206,947           $       219,167
                                                                            =================================================

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

     Costs of revenues consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. In addition, cost of revenues relating to Internet access service fees consists primarily of satellite space segment charges and Internet connectivity fees. Network operations expenses consist primarily of costs associated with the operation of NetSat Express' network operations center on a twenty-four hour a day, seven day a week basis including personnel and related costs. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with amortization on long-term satellite transponder capital leases, management, accounting, contract and administrative functions. We anticipate that network operations and research and development will continue to increase during the next several years due to expected increases in personnel and related expenses to support our increasing service base.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2001 and 2000

     Revenues. Revenues increased by $5.7 million, or 30.6%, to $24.2 million for the three months ended March 31, 2001 and increased by $22.1 million, or 40.0%, to $77.5 million for the nine months ended March 31, 2001 compared to $18.6 million and $55.4 million for the comparable three and nine months ended March 31, 2000. The increase reflects strong growth in revenues generated by NetSat Express from additional service revenues derived from new and existing Internet access service customers as well as an increase in revenues generated by Globecomm Systems.

     Gross Profit. Gross profit increased by $2.8 million, or 112.1%, to $5.2 million for the three months ended March 31, 2001, and by $9.1 million, or 123.7%, to $16.5 million for the nine months ended March 31, 2001 from $2.5 million and $7.4 million for the comparable three and nine months ended March 31, 2000, respectively. The increase reflects revenues generated by NetSat Express from additional service revenues derived from new and existing Internet access service and an increase in shipments in the domestic satellite infrastructure business. Gross profit as a percentage of revenues for the three months ended March 31, 2001 increased to 21.6% compared to 13.3% for the three months ended March 31, 2000 and for the nine months ended March 31, 2001 increased to 21.3% compared to 13.3% for the nine months ended March 31, 2000. This increase is attributable to an increase in the gross profit for NetSat Express as a result of an increase in utilization of network capacity. We expect our gross margins to decline in the future due to the under-utilization of NetSat Express' satellite transponder space.

     Network Operations. Network operations expenses increased by $1.3 million, or 231.1%, to $1.8 million for the three months ended March 31, 2001 and increased by $2.7 million, or 212.1%, to $4.0 million, for the nine months ended March 31, 2001 compared to $0.6 million and $1.3 million for the comparable three and nine months ended March 31, 2000. The increase is due to the expansion of NetSat Express' network operations center and related expenses to support the increase in service base.

     Selling and Marketing. Selling and marketing expenses increased by $0.1 million, or 5.9%, to $1.7 million for the three months ended March 31, 2001 and increased by $1.7 million, or 42.5%, to $5.7 million, for the nine months ended March 31, 2001 compared to $1.6 million and $4.0 million for the comparable three and nine months ended March 31, 2000. This increase is attributable to an increase in NetSat Express' sales and marketing efforts to penetrate into new regions.

     Research and Development. Research and development expenses increased by approximately $0.1 million, or 33.7%, for the three months ended March 31, 2001 and $0.1 million, or 14.1%, for the nine months ended March 31, 2001 compared to $0.2 million and $0.5 million, for the corresponding prior year periods. These increases are due to NetSat Express' research and development efforts for potential new products.

     General and Administrative. General and administrative expenses increased by $0.6 million, or 21.4%, to $3.4 million for the three months ended March 31, 2001 and increased by $5.5 million, or 79.7%, to $12.4 million, for the nine months ended March 31, 2001 compared to $2.8 million and $6.9 million for the comparable three and nine months ended March 31, 2000. General and administrative expenses as a percentage of revenues for the three months ended March 31, 2001 decreased to 14.1% compared to 15.1% for the three months ended March 31, 2000 and increased for the nine months ended March 31, 2001 to 16.0% compared to 12.5% for the nine months ended March 31, 2000. The increase in general and administrative expenses is mainly due to an increase in NetSat Express' amortization expense related to capital leases entered into during fiscal year 2000 for satellite space segment transponders and an increase in personnel, including expenses related to its management team.

     Interest Income. Interest income increased by $0.5 million, or 174.8%, to $0.8 million for the three months ended March 31, 2001 compared to $0.3 million for the three months ended March 31, 2000, and increased by $1.9 million, or 259.5%, to $2.6 million for the nine months ended March 31, 2001 compared to $0.7 million for the nine months ended March 31, 2000. The increase is primarily due to the increase of cash and cash equivalents due to the investment of the net proceeds from the Company's secondary common stock offering completed in April 2000.

     Interest Expense. Interest expense was $2.3 million for the three months ended March 31, 2001 compared to $0.8 million for the three months ended March 31, 2000, and $6.3 million for the nine months ended March 31, 2001 compared to $1.1 million for the nine months ended March 31, 2000. The increase relates to the NetSat Express capital leases entered into during fiscal year 2000 for satellite space segment transponders.

     Gain on Sale of Investment. The gain on sale of investment of $0.3 million in fiscal 2001 relates to the sale of our 17.0% interest in Armer Communications Engineering Services, Inc. during the second quarter ended December 31, 2000.

     Gain on Sale of Consolidated Subsidiary's Common Stock. The gain on sale of consolidated subsidiary's common stock of $2.4 million relates to our sale of 1,400,000 shares of common stock of NetSat Express at $2.50 per share during the second quarter ended December 31, 1999.

     Provision for Income Taxes. For the three and nine months ended March 31, 2001, the Company recorded a provision for income taxes of $0.1 million and $1.1 million as the Company utilized deferred tax assets based on the amount of projected taxable income for such periods.

     NetSat Express. Our majority-owned consolidated subsidiary, NetSat Express, experienced an increase in revenues of $4.3 million, or 230.1%, to $6.2 million for the three months ended March 31, 2001, and revenues increased by $12.7 million, or 231.8%, to $18.2 million for the nine months ended March 31, 2001 compared to $1.9 million and $5.5 million in revenues for the comparable three and nine months ended March 31, 2000. The increase resulted from additional service revenues derived from new and existing Internet access service customers. The loss from operations associated with NetSat Express decreased by $1.3 million, or 49.0%, to $1.3 million for the three months ended March 31, 2001 and increased by $0.4 million, or 7.2%, to $5.4 million, for the nine months ended March 31, 2001 compared to $2.6 million and $5.0 million for the comparable three and nine months ended March 31, 2000. The increase was primarily due to an increase in general and administrative expenses associated with an increase in amortization expense related to capital leases entered into during fiscal 2000 for satellite space segment transponders and an increase in personnel, including expenses related to developing its management team, an increase in selling and marketing efforts to penetrate into new regions and an increase in network operation expenses due to expansion of NetSat Express' network operations center and related expenses to support the increase in service base.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had working capital of $62.1 million, including cash and cash equivalents of $46.5 million, restricted cash of $0.6 million, available-for-sale equity securities of $0.3 million, net accounts receivable of $32.3 million, net inventories of $8.5 million, prepaid expenses and other current assets of $2.1 million and deferred income taxes of $0.8 million, offset by $15.2 million in accounts payable and $13.8 million in accrued expenses and other current liabilities.

     Net cash used in operating activities during the nine months ended
March 31, 2001 was $12.4 million, which primarily relates to the net loss of $11.4 million, an increase in net accounts receivable of $10.0 million due to the timing of collections on certain contract billings, a decrease in accounts payable of $1.3 million relating to the timing of vendor payments, offset by depreciation and amortization expense of $6.3 million primarily related to capital leases for satellite space segment transponders and a decrease in net inventories of $1.2 million due to the timing of project billings.

     Net cash used in investing activities during the nine months ended March 31, 2001 was $5.9 million. During the nine months ended March 31, 2001, we used cash of $5.9 million to purchase fixed assets primarily related to the NetSat Express Network Operations Center and to purchase satellite earth station equipment.

     In December 2000, we entered into a $5.0 million credit facility consisting of (1) a $2.0 million secured domestic line of credit and (2) a $3.0 million secured export-import guaranteed line of credit. This new credit facility has substantially the same terms as the previous facility, which expired in December 2000. Each line of credit bears interest at the prime rate (8.0% at March 31, 2001) plus 0.50% and is collateralized by a first security interest on all our assets. The credit facility contains certain financial covenants, which we were in compliance with at March 31, 2001. As of March 31, 2001, no amounts were outstanding under this credit facility.

     We also lease satellite space segment services and other equipment under various capital and operating lease agreements which expire in various years through 2014. The future minimum lease payments due on these leases through March 31, 2002 are approximately $22.1 million.

     We expect that our cash and working capital requirements for our operating activities will continue to increase as we expand our operations. Management anticipates that NetSat Express will experience negative cash flows due to its continued operating losses.

     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and enterprise solutions, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. In addition, we have begun to experience a slowdown in bookings and management believes the current economic slowdown may result in a further softening in demand for our products from our customers. Based on current plans, we believe that our existing capital resources will be sufficient to meet our capital requirements through March 2002. However, we cannot assure you that there will be no change that would consume available resources significantly before that time.

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

     In connection with the restructuring of NetSat Express' operations, we eliminated approximately 44% of the NetSat Express' workforce and we expect to report a one-time charge in our fiscal fourth quarter of up to $3.0 million. This charge includes severance payments to terminated employees, termination fees in connection with current negotiations to terminate certain leased transponders, the discontinuation of a NetSat Express product offering, and the cost associated with the terminated NetSat Express financing activities. In addition, we renegotiated one of NetSat Express' capitalized lease arrangements to an operating lease arrangement. As a result of this new arrangement, we will reduce our capital lease obligations by approximately $84.0 million with a corresponding reduction in net fixed assets.


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

CERTAIN BUSINESS CONSIDERATIONS

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $11.4 million during the nine months ended March 31, 2001, $3.6 million during the fiscal year ended June 30, 2000, $8.2 million during the fiscal year ended June 30, 1999 and $0.5 million during the fiscal year ended June 30, 1998. Our net losses include net losses of $12.8 million during the nine months ended March 31, 2001, $7.1 million during the fiscal year ended June 30, 2000, $2.1 million during the fiscal year ended June 30, 1999 and $1.7 million during the fiscal year ended June 30, 1998 for NetSat Express. As of March 31, 2001, our accumulated deficit was approximately $29.7 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SINCE SALES OF SATELLITE COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, OUR REVENUE AND PROFITABILITY ARE LIKELY TO DECLINE.

We derive, and expect to continue to derive, a significant amount of revenue from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not occur as we expect, the demand for our of satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business and our revenue and profitability may decline from current levels. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, general economic conditions have recently deteriorated and affected the overall rate of capital spending by our customers. Also, many companies are finding it increasingly difficult to raise capital to finish building their communications networks and therefore are placing fewer orders with our customers and us. We believe that the current economic slowdown may result in a softening of demand from our customers. We believe that this weakness is generally the result of slower than forecasted growth in a number of key segments, including communications infrastructure equipment, resulting from a reduction in the capital spending of service providers. We cannot predict the extent to which this softening of demand will continue. Further, increased competition among of satellite ground segment systems and networks manufacturers may lead to overcapacity and falling prices.

RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT OUR ABILITY TO EXPAND GLOBALLY AND HARM OUR BUSINESS AND PROSPECTS.

We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future. We presently conduct our international sales in the following countries: Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are some risks inherent in conducting our business internationally, including:

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

     o   potentially adverse taxes;

     o   complex foreign laws and treaties; and

     o   difficulties in collecting accounts receivable.

These and other risks could impede our ability to manage our international operations effectively, limit the future growth of our business, increase our costs and require significant management attention.

IF WE ARE NOT SUCCESSFUL IN SELLING OUR COMMUNICATIONS SERVICES TO OUR CUSTOMERS FOR WHOM WE HAVE HISTORICALLY PROVIDED SATELLITE GROUND SEGMENT SYSTEMS AND NETWORKS, OUR RESULTS OF OPERATIONS WILL BE HARMED.

We have historically provided our customers with satellite ground segment systems and networks as a product on a project basis. We intend on marketing to our customers our communications services. These services not only provide the implementation of the satellite ground segment systems and networks but also provides the ongoing operation and maintenance of these systems and networks. If we are not successful in selling these communications services to our existing customers it will harm our results of operations.

IF NETSAT EXPRESS DOES NOT EXECUTE ITS BUSINESS STRATEGY OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN IT EXPECTS, OUR STOCK PRICE MAY BE ADVERSELY AFFECTED.

NetSat Express' future revenues and results of operations are dependent on its execution of its business strategy and the development of the market for its current and future services. In particular, if NetSat does not substantially utilize its transponder space our results of operations will be harmed. We cannot assure you that all of the transponder space will be substantially utilized. If NetSat Express does not execute its business strategy or execute it to the expectation level of public market analysts, these public market analysts may reduce the value they assign to NetSat Express. If the market for its current or future services fails to develop, or develops more slowly than it expects, then public market analysts may reduce the value they assign to NetSat Express. In the event these analysts, in either case, reduce the value they assign NetSat Express it would have a material adverse affect on the market price of our stock.

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.
We denominate our foreign sales in U.S.dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in Russia and other international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these and other foreign regions has adversely effected our results of operations for the fiscal year ended June 30, 2000 and the nine months ended March 31, 2001. We expect that these negative trends will continue to adversely impact our results of operations.

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

     o   delays and/or a decrease in the booking of new contracts;

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

     o   the competition in our markets; and

     o general economic conditions in the United States and abroad, including the difficult global economic conditions and the currency devaluations in Russia and other international markets which have, and may continue to, adversely impact our quarterly results.

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

In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc. and PanAmSat Corporation, as well as other Internet services providers. In addition, we may compete with other communications service providers like Teleglobe, Inc. and MCI WorldCom. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two to three years. These competitors have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in the Pacific Rim region, Russia and other markets, and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through March 30, 2002. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and services offerings as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

WE RELY ON OUR RELATIONSHIPS WITH RESELLERS IN DEVELOPING COUNTRIES WITH EMERGING MARKETS FOR SALES OF OUR PRODUCTS AND SERVICES AND THE LOSS OR FAILURE OF ANY OF THESE RELATIONSHIPS MAY HARM OUR ABILITY TO MARKET AND SELL OUR AND SERVICES.

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

A LIMITED NUMBER OF CUSTOMERS ACCOUNTS FOR A HIGH PERCENTAGE OF OUR REVENUE, AND THE LOSS OF A KEY CUSTOMER WOULD ADVERSELY AFFECT OUR REVENUES, BUSINESS AND FINANCIAL CONDITION.

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

We have agreements with five customers to provide equipment and services, which we expect to generate substantial revenues. If any of these customers are unable to implement their business plans, the market for their services declines, or all or any of the customers modifies or terminates its agreement with us, our financial condition and results of operations would be harmed.

WE ARE PAID A FIXED PRICE IN MOST OF OUR CUSTOMER CONTRACTS, AND ANY VARIATION BETWEEN THE FIXED PRICE AND THE ACTUAL COST OF PERFORMANCE MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A majority of our customer contracts are on a fixed-price basis. The profitability of these contracts is subject to inherent uncertainties in the cost of performance, including costs related to unforeseen obstacles and unexpected problems encountered in engineering, design and testing of our products and services. Because a significant portion of our revenues is dependent upon a small number of customers, if the fixed price is significantly less than the actual cost of performance on any one contract, our financial condition and results of operations could be adversely affected.

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

     o the effectiveness of our local value-added resellers and sales representatives in marketing and selling our products and services; and

     o   the acceptance of our products and services by customers.

If our products and services are not accepted, or the market potential we anticipate does not develop, our revenues will be impaired.

WE DEPEND UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL, WHICH WOULD HARM OUR BUSINESS.

Our future performance depends on the continued service of our key technical, managerial and marketing personnel. In particular, David Hershberg, Kenneth Miller, Steven Yablonski and Don Woodring. The employment of any of our key personnel could cease at any time.

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

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BUSINESS.

We regard our trademarks, trade secrets and other intellectual property as beneficial to our success. Unauthorized use of our intellectual property by third parties may damage our business. We rely on trademark, trade secret and patent protection and contracts including confidentiality and license agreements with our employees, customers, strategic collaborators, consultants and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization.

We currently have been granted two patents in the United States, for remote access to the Internet using satellites, and for satellite communication with automatic frequency control, and have two patents pending in the United States. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or any future patents or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

We have trademark registrations of Globecomm Systems Inc. in the European Community and Russia, and an allowed trademark application in the United States. We have received trademark registrations for NetSat Express in the United States, the European Community, Russia, and Brazil. We have various other trademarks registered or pending for registration in the United States and in other countries and may intend to seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND IF WE ARE NOT SUCCESSFUL, COULD CAUSE SUBSTANTIAL EXPENSES AND DISRUPT OUR BUSINESS.

We cannot be sure that our products, services, technologies, and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Prosecuting infringes and defending against intellectual property infringement claims could be time consuming and expensive, and regardless of whether we are or not successful, could cause substantial expenses and disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and/or may materially disrupt the conduct of, or necessitate the cessation of, our business.

THROUGH THEIR OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

As of May 11, 2002, our officers and directors, and their affiliates beneficially own approximately 1.7 million shares, constituting approximately 13.2% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL CHANGES, WHICH WOULD MAKE OUR PRODUCTS AND SERVICES BECOME NON-COMPETITIVE AND OBSOLETE.

The telecommunications industry, including satellite-based communications services, is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products and services or enhancements to existing products and services in a timely manner or in response to changing market conditions or customer requirements, our products and services would become non-competitive and obsolete, which would harm our business, results of operations and financial condition.

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

WE MAY BE UNABLE TO LEASE TRANSPONDER SPACE ON SATELLITES WHICH COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES TO OUR CUSTOMERS.

We and NetSat Express lease transponder space on satellites in order to provide communications and Internet services to our customers and the customers of NetSat Express. The supply of transponder space serving a geographic region on earth is limited by the number of satellites that are in orbit above that geographic region. If companies that own and deploy satellites in orbit underestimate the demand for transponder space in a given geographic area or they are simply unable to build and launch enough satellites to keep up with increasing demand, the price for leasing transponder space could rise, increasing our cost of operations or we simply may not be able to lease enough transponder space where needed to meet the demands of our customers. We currently anticipate that the rapid growth in the demand for satellite-based communications worldwide could lead to a short-term shortage of transponder space.

WE RELY ON NETSAT EXPRESS, OUR MAJORITY-OWNED SUBSIDIARY, FOR OUR MAIN SUPPLY OF SPACE SEGMENT ON SATELLITES. IF THEIR BUSINESS FAILS OR WE ARE OTHERWISE UNABLE TO CONTINUE TO RELY ON THEM FOR THIS SUPPLY, OUR BUSINESS MAY BE HARMED.

We currently depend on NetSat Express for a majority of our transponder space on satellites. We do not have a long-term agreement in place with NetSat Express, as most of our needs are filled on a purchase order basis. If NetSat Express is unable to develop its business or if we are unable to continue to rely on their supply for space segment, then we will have to find alternative suppliers. If we are unable to find another supplier of transponder space or if we are unable to find one on terms favorable to us, then our business may be harmed.

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

FOREIGN OWNERSHIP
We may, in the future, be required to seek FCC approval for foreign ownership if we operate as a common carrier and ownership of our stock exceeds the criteria specified above. Failure to comply with these policies may result in an order to divest the offending foreign ownership, fines, denial of license renewal, and/or license revocation proceedings against the licensee by the FCC.

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

REGULATION OF THE INTERNET
Due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, for example, privacy regulations in 35 Europe and content restrictions in countries like the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

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

EXPORT OF TELECOMMUNICATIONS EQUIPMENT
The sale of our ground segment systems, networks, and communications services outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into other countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

     Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of March 31, 2001, we had no such foreign currency forward contracts.

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

                          PART II -- OTHER INFORMATION

Item 1.         Legal Proceedings

                None

Item 2.         Changes in Securities and Use of Proceeds

                On March 30, 2001, Globecomm Systems issued 233,334 shares of its common stock and a five year warrant to purchase 262,501 shares of its common stock with an exercise price of $11.375 per share to George A. Soros in connection with Globecomm Systems' purchase of NetSat Express capital stock owned by Mr. Soros. The issuance of securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to exemption set forth in Section 4(2).

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

3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

4.2 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Company defining rights of holders of Common Stock of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement")).

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

10.4 Letter Agreement for purchase and sale of 199,500 shares of Common Stock dated November 9, 1995 between the Company and Thomson-CSF (incorporated by reference to exhibit 10.4 of the Registration Statement).

10.5 Investment Agreement dated February 12, 1996 by and between Shiron Satellite Communications (1996) Ltd. and the Company (incorporated by reference to exhibit 10.5 of the Registration Statement).

10.6* Stock Purchase Agreement dated as of August 30, 1996 by and between C-Grams Unlimited Inc. and the Company (incorporated by reference to exhibit 10.6 of the Registration Statement).

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

10.9 Employment Agreement dated as of January 27, 1997 between the Company and David E. Hershberg (incorporated by reference to exhibit 10.9 of the Registration Statement).

10.10 Employment Agreement dated as of January 27, 1997 between the Company and Kenneth A. Miller (incorporated by reference to exhibit 10.10 of the Registration Statement).

10.11 Purchase and Sale Agreement, 45 Oser Avenue, Hauppauge, New York, dated December 12, 1996 by and between Eaton Corporation and the Company (incorporated by reference to exhibit 10.13 of the Registration Statement).

10.12 Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to exhibit 4 of the Company's Registration Statement on Form S-8, File No. 333-54622, filed on January 30, 2001).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Company (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

10.14    1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         99.8 of the Company's Registration Statement on Form S-8, File No. 333-70527, filed on January 13, 1999).

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

                                           GLOBECOMM SYSTEMS INC.
                                           ----------------------
                                                (Registrant)

Date: May 15, 2001                         /s/ David E. Hershberg
                                           ----------------------

                                           David E. Hershberg
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


Date: May 15, 2001                         /s/ Andrew C. Melfi
                                           -------------------

                                           Andrew C. Melfi
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)