Form 10-K
period 2001-06-30
GLOBECOMM SYSTEMS INC
filed 2001-09-28
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding common stock on September 25, 2001, based upon the average bid and asked prices of such common stock on the Nasdaq National Market on September 25, 2001 held by non-affiliates was approximately $64.8 million. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by officers, directors and certain significant stockholders. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

     As of September 25, 2001, there were outstanding 12,717,846 shares of the registrant's common stock, par value $.001.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement of Globecomm Systems Inc. relative to the 2001 Annual Meeting of Stockholders to be held on November 15, 2001, is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We offer end-to-end, value-added satellite-based communications infrastructure and services. We do this by leveraging our core satellite ground segment systems and networks capabilities, and the satellite services capabilities that are generally provided by our wholly-owned subsidiary, NetSat Express, Inc. The services we offer include wide area network connectivity, broadband connectivity to end users, Internet connectivity, intranet extension, media distribution and other network services on a global basis. To provide these services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain these communications services on an ongoing basis. Our customers generally have operations in areas of the world where high-speed terrestrial links are unreliable, too costly, or not readily available and include communications service providers, multinational corporations, Internet Service Providers, or ISPs, content providers and government entities. Our service business is built on the foundation of our core business as a supplier of ground segment systems and networks for satellite-based communications. We provide these ground segment systems and networks on a contract basis. These implementations include the necessary hardware and software to support a wide range of satellite communications applications using fixed satellite, direct broadcast and mobile satellite systems.

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

INDUSTRY TRENDS

     Continuing worldwide deregulation of telecommunications services market

     Many countries are deregulating their telecommunications services markets in response to growing consumer and business demands, international competition, and technological developments. The Global Agreement on Trade in Services administered by the World Trade Organization provides for the deregulation of telecommunications markets in the 75 countries, which have signed the agreement. These countries include developed countries in North America, Western Europe, and Asia and developing countries in Africa, Asia, and Central and South America. Deregulation is creating opportunities for new companies to compete with the incumbent national telecommunications companies. These new companies will need to build communications infrastructure and/or buy communications services. We believe this trend toward deregulation is favorable to the growth of satellite services, as new service providers can establish their own infrastructure faster and generally at a lower cost with satellite communications services than with terrestrial alternatives.

     Economic development worldwide and the increasing globalization of business

     We believe that as multinational corporations globalize and expand into new markets, the demand for diverse and customized communications services will continue to grow. For many large national or multinational companies operating in geographically dispersed locations, satellite networks provide the only opportunity for broadband connectivity as the capacity, quality or availability of terrestrial infrastructure is often limited or nonexistent in many of these locations. We believe that these corporations, including those operating in sectors including energy and transportation, which have continually changing global network needs, will expand their use of satellite-based communications.

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

SERVICES AND PRODUCTS

OUR COMMUNICATIONS SERVICES

     We offer end-to-end, value-added satellite-based communications infrastructure and services. We engineer and provide all the necessary satellite and terrestrial facilities, as well as provide the integration services required to implement those facilities. We also operate and maintain these communications services on an ongoing basis. We tailor these services to meet our customers' needs by offering standardized services and custom-engineered solutions. Our standardized services may be sold separately or may be used as building blocks as a part of a custom-engineered solution. We use our expertise in satellite communications, Internet Protocol, communications networks and information technology in designing our custom-engineered solutions.

     The following describes some of our standardized services:

     WIDE AREA NETWORK ANYWHERE(TM). This service offering provides high speed networking between major communications points of presence, or POPs. We are currently providing this service for Telefonica Data of Spain, connecting POPs in Sao Paulo, Lima, Bogota and Santiago in South America to Hauppauge, New York. This is an example of using this standardized service as a building block in a custom-engineered solution.

     INTRANET ANYWHERE(TM). This service offering provides secure high-speed data transmission directly to local area networks using standards-based satellite receiver technology. We intend to offer this service to customers requiring secure high-speed data transmission between corporate headquarters and one or more remote offices.

     ISDN ANYWHERE(TM). This service offering provides full-time connections at rates of 64 kilobits per second, or Kbps, and 128 Kbps to geographically dispersed locations. We can provide these services to organizations needing full-time digital connections for voice, data and videoconferencing in locations around the world where the terrestrial infrastructure is inadequate or unavailable.

     BANDWIDTH ON DEMAND ANYWHERE(TM). This service offering provides high-speed data connections for intermittent use through a bandwidth subscription service. This service provides data rates from 64 Kbps up to 384 Kbps to geographically dispersed locations. Customers who have high bandwidth requirements would use this service to reduce their costs when they only need intermittent services, like emergency communications services.

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

NETSAT EXPRESS SERVICES

     NetSat Express is an ISP that offers Internet access and related services to ISPs and other enterprises around the world. NetSat Express combines satellite and terrestrial communications networks to provide customers around the world high-speed access services to the United States Internet backbone. NetSat Express currently has customers in Africa, the Pacific Rim region, Australia, Central and South America, Eastern and Central Europe and the Middle East.

     Internet Access Services

     NetSat Express' Internet access service, marketed under the Access Plus(TM) brand name, provides high-speed access to the United States Internet backbone. NetSat Express provides the necessary satellite transmission services and terrestrial transit and routing services. In addition, it currently provides earth stations and the necessary installation services together with Globecomm. NetSat Express' services are highly configurable, providing guaranteed levels of service for its customers. Its services can be implemented through its worldwide network, and global deployment capabilities through suppliers like Globecomm. NetSat Express provides a wide variety of circuit sizes, which allows it to serve large and small ISPs, communications services providers and corporations. A circuit is comprised of satellite and terrestrial components that provide the bandwidth needed by the customer. NetSat Express' customers lease circuits as small as 64 Kbps and as large as 45 Mbps, where a megabit is 1000 times larger than a kilobit. NetSat Express offers two-way circuits, providing bandwidth to and from the Internet, as well as one-way circuits, where the customer has its own return circuit through a local terrestrial connection to the Internet.

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

     We have sales and marketing staff located at our headquarters in Hauppauge, New York, as well as in Hong Kong and the United Kingdom. Our office in the United Kingdom is part of our wholly-owned subsidiary, Globecomm Systems Europe Limited. These offices provide both sales and technical support in the regions for which they have responsibility. As of June 30, 2001, we employed 46 persons with sales and marketing responsibility, of which 17 are full-time sales executives and 29 have dual engineering and sales and marketing responsibilities.

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

     NetSat Express' marketing strategy is carried out primarily through Globecomm's sales channels including Globecomm's regional business teams, as well as direct sales and marketing through the World Wide Web.

CUSTOMERS

     We have established a diversified base of customers in a variety of industries. Our customers include communications services providers, multinational corporations, ISPs, content providers and government entities. We typically rely upon a small number of customers for a large portion of our revenues. For example, approximately 11% of our revenues in fiscal 2001 were derived from sales to one customer. We expect that in the near term a significant portion of our revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base.

BACKLOG

     At June 30, 2001, our backlog was approximately $101.0 million compared to approximately $100.1 million at June 30, 2000. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog has been comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2001, $44.2 million, or approximately 43.8%, of our backlog represented contracts with five customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See "Risk Factors" beginning on page 28.

COMMUNICATIONS INFRASTRUCTURE

     We built and own the teleport facility located at our headquarters in Hauppauge, New York. We are a member of the World Teleport Association (WTA) and were awarded the Teleport Operator of the Year award from the WTA for the year 2000. Our teleport is designed to meet the most stringent requirements for high-speed data communications requirements. This teleport is used to transmit and receive signals from satellites positioned to serve customers in Latin America, the United States, Canada, Europe, the Middle East and Africa. Our teleport uses redundant critical systems and uninterruptible power supplies with back-up power generation.

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

     NetSat Express has built and staffs a network operations center, or NOC, to manage its customer circuits. The NOC operates 24 hours per day, seven days per week to monitor customer circuits, respond to customer inquiries and initiate new services. Customers can purchase or lease from us or, from NetSat Express, as a part of its service the equipment needed at the customers' locations to transmit and receive the satellite signals. Globecomm Systems offers installation and maintenance services for this equipment.

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

RESEARCH AND DEVELOPMENT

     We have outsourced much of our research and development by making strategic investments in some of our suppliers who perform research and development for us. Thus, the costs of developing new technologies are funded partially by the investments made in these strategic suppliers. This provides us with a cost-effective means to develop new technology, while minimizing our direct expenditures. Furthermore, we believe that outsourcing research and development allows us to retain our flexibility in developing solutions for our customers, while at the same time providing the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products not available from other suppliers to the industry. Current efforts are focused on developing customizable systems. For the years ended June 30, 1999, 2000 and 2001, we have incurred approximately $1.3 million, $0.8 million, and $0.9 million, respectively, in internal research and development expenses.

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

     Our primary competitors in the satellite ground segment systems and networks market generally fall into three groups: (1) vertically integrated satellite systems providers like Nippon Electric Corporation (2) system integrators like IDB Systems, a division of MCI WorldCom Inc. and (3) equipment manufacturers who also provide integrated systems like Andrew Corporation and Vertex-RSI.

     In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc., PanAmSat Corporation and Verestar, as well as other Internet services providers. In addition, we may compete with other communications services providers like Teleglobe, Inc. and MCI WorldCom Inc. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two or three years.

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

     We currently have two patents in the United States, for remote access to the Internet using satellites and for satellite communication with automatic frequency control and have two patent applications pending in the United States. We also intend to seek further patents on our technology, if appropriate. We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm, and GSI in the United States and various other countries. NetSat Express has received trademark registration for NetSat Express in the United States, the European Community, Russia, and Brazil. We have also received trademark registrations in the United States for MBB2001(TM), CTF2001(TM), CES2001(TM) and AXXSYS(TM), which relate to our customizable modular earth stations. We intend to seek registration of other trademarks and service marks in the future.

GOVERNMENT REGULATIONS

     OPERATIONS AND USE OF SATELLITES

     We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the "Act"), and the rules and regulations of the FCC. Pursuant to the Act and rules and regulations, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor can we assure you that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

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

     We may, in the future, be required to seek FCC approval for foreign ownership if we operate as a common carrier and ownership of our stock exceeds the thresholds mentioned above. Failure to comply with these policies may result in an order to divest the offending foreign ownership, fines, denial of license renewal, and/or license revocation proceedings against the licensee by the FCC. We have no knowledge of any present foreign ownership, which would result in a violation of the FCC rules and regulations.

     FOREIGN REGULATIONS

     Regulatory schemes in countries in which we may seek to provide our satellite-delivered data communications services may impose impediments on our operations. Some countries in which we operate and intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner, which may have a material adverse impact on our business. Either we or our local sales representatives typically must obtain authorization for each country in which we provide our satellite-delivered data communications services. Although we believe that we or our local sales representatives will be able to obtain the requisite licenses and approvals from the countries in which we intend to provide products and services, the regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. Although we believe these regulatory schemes will not prevent us from pursuing our business plan, we cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities. In addition, we cannot assure you that necessary licenses and approvals will be granted on a timely basis, or at all, in all jurisdictions in which we wish to offer our products and services or that restrictions applicable thereto will not be unduly burdensome.

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

     We anticipate that a substantial portion of our or NetSat Express' Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into their country than that which is generally applicable in the United States. Examples of this include privacy regulations in Europe and content restrictions in countries including the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or otherwise negatively affect our business. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. These changes could reduce demand for our products and services or could increase our cost of doing business as a result of costs of litigation or increased product development costs.

     TELECOMMUNICATIONS TAXATION, SUPPORT REQUIREMENTS, AND ACCESS CHARGES

     All telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services. Some telecommunications services are subject to special taxation and to contribution requirements to support services to special groups, like persons with disabilities. At present, Globecomm is subject to the requirements for support of such special groups; NetSat Express' operations are presently deemed not subject to such requirements. Our services may be subject to new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.

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

EMPLOYEES

     As of June 30, 2001, we had 224 full-time employees, including 107 in engineering and program management, 63 in the manufacturing, operations support, and network operations, 17 in sales and marketing, and 37 in management and administration. Our employees are not covered by any collective-bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     We own approximately 122,000 square feet of space in a facility on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices and production facilities as well as offices and the network operations center of NetSat Express. We are in the second year of a five-year lease at a base monthly rent of approximately $3,600 for office and operations facilities for our wholly-owned subsidiary, Globecomm Systems Europe Limited, in the United Kingdom. In addition, we have a lease for office space in Hong Kong at a monthly rental fee of approximately $3,900.

ITEM 3. LEGAL PROCEEDINGS

     On July 26, 2000, we filed a lawsuit against Gilat Satellite Networks Ltd. and StarBand Communications Inc. in the United States District Court for the Eastern District of New York, charging them with infringement of our United States Patent No. 5,912,883. The defendants have denied infringement, and have challenged the validity of the patent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq National Market under the symbol "GCOM." The fiscal 2000 and 2001 high and low sales prices are as follows:

                                                  High               Low
                                                  ----               ---
First Quarter Fiscal 2001..............         $ 16.06           $ 9.25
Second Quarter Fiscal 2001.............           14.25             4.31
Third Quarter Fiscal 2001..............           13.69             7.38
Fourth Quarter Fiscal 2001.............           10.75             6.06

First Quarter Fiscal 2000..............           10.91             8.00
Second Quarter Fiscal 2000.............           26.00             9.75
Third Quarter Fiscal 2000..............           41.13            19.50
Fourth Quarter Fiscal 2000.............           26.75            10.50

     At September 25, 2001, there were approximately 3,500 stockholders of record of our common stock, as shown in the records of our transfer agent.

     At the close of the Nasdaq National Market on September 25, 2001, our market price per share was $5.74.

     As of June 30, 2001, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

     The effective date for the registration statement (Registration No. 333-30808) filed on Form S-3 (the "S-3 Registration Statement") under the Securities Act of 1933, as amended, for our secondary offering was March 30, 2000. The class of securities sold was common stock. The offering commenced on April 4, 2000 and all securities were sold in the offering. The managing underwriters for the offering were ING Barings LLC and C.E. Unterberg, Towbin.

     Pursuant to the S-3 Registration Statement, we registered and sold 2,000,000 shares of our common stock for an aggregate offering price of $54,000,000. We incurred total expenses in the offering of approximately $3,903,000, of which approximately $3,240,000 represented underwriting discounts and commissions and approximately $663,000 represented other expenses. All such payments were direct or indirect payments to third parties. The net offering proceeds to us after deducting the total expenses was approximately $50,097,000.

     From the effective date of the S-3 Registration Statement to June 30, 2001, the net offering proceeds were used to fund a revolving credit facility for up to $15.0 million to NetSat Express, for our working capital and general corporate purposes.

     On March 30, 2001, we issued 233,334 shares of our common stock, a warrant to purchase an additional 262,501 shares of common stock and approximately $581,000 in cash in exchange for 2,000,000 shares of Series A participating preferred stock and 333,334 shares of common stock of NetSat Express from a minority stockholder. We issued the shares of common stock and the warrant above pursuant to Rule 501 of Regulation D ("Rule 501") of the Securities Act of 1933, as amended.

     During April and May 2001, we issued 484,570 shares of our common stock, warrants to purchase an additional 545,142 shares of our common stock and approximately $1,212,000 in cash in exchange for 4,845,704 shares of common stock of NetSat Express from certain minority stockholders. We issued the shares of common stock and the warrant above pursuant to Rule 501 of the Securities Act of 1933, as amended.

     The effective date for the registration statement (Registration No. 333-61904) filed on Form S-3 under the Securities Act of 1933, as amended, was May 30, 2001. The class of securities registered was common stock. Pursuant to this S-3 registration statement, we registered 1,525,547 shares, which are held by some of our current stockholders. This amount includes 807,643 shares of common stock issuable upon exercise of warrants to purchase common stock held by some of our current stockholders. The Company incurred total expenses in the offering of approximately $237,000, which represented legal, accounting and other professional expenses.

ITEM 6. SELECTED FINANCIAL DATA

     The Company's selected consolidated financial data as of and for each of the five years in the period ended June 30, 2001 have been derived from our audited consolidated financial statements. In the following table, pro forma basic and diluted net loss per share for the year ended June 30, 1997, is based on the weighted-average number of shares of common stock outstanding including the conversion of the Class A and Class B Convertible Preferred Stock into common stock, which occurred upon the consummation of the Company's initial public offering. However, in accordance with Staff Accounting Bulletin 98 of the Securities and Exchange Commission, options to purchase common stock for nominal consideration have been reflected in diluted loss per share for all periods presented in a manner similar to a stock split, even if anti-dilutive. Historical losses per share have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure, which occurred in connection with the initial public offering. EBITDA represents loss before minority interests in operations of our consolidated subsidiary, interest income, interest expense, provision for income taxes, depreciation and amortization expense, a gain on the sale of consolidated subsidiary's common stock and a gain on sale of investment. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. EBITDA is a financial measure commonly used in our industry and should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. The Company records an order in backlog when it receives a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. The Company's backlog at any given time is not necessarily indicative of future period revenues.

                                                    SELECTED FINANCIAL DATA
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEARS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------------
                                                       1997              1998            1999              2000           2001
                                                       ----              ----            ----              ----           ----
STATEMENTS OF OPERATIONS DATA:
Revenues......................................   $   36,220         $  58,105       $  49,058        $   78,571     $   102,914
Costs of revenues.............................       32,060            49,532          43,516            67,245          83,640
                                                ----------------   --------------   ---------------  ------------  -----------------
Gross profit..................................        4,160             8,573           5,542            11,326          19,274
                                                ----------------   --------------   ---------------  ------------  -----------------
Operating expenses:
  Network operations..........................            -                 -             514             1,926           5,182
  Selling and marketing.......................        3,282             4,187           5,183             6,139           7,235
  Research and development....................          649             1,188           1,325               784             850
  General and administrative..................        3,449             5,010           6,040            10,361          14,568
  Terminated acquisition costs................            -                 -             972                 -               -
  Asset impairment charge.....................            -                 -             679                 -           2,857
  Restructuring charge........................            -                 -               -                 -           1,950
                                                ----------------   --------------   ---------------  ------------  -----------------
Total operating expenses......................        7,380            10,385          14,713            19,210          32,642
                                                ----------------   --------------   ---------------  ------------  -----------------
Loss from operations..........................       (3,220)           (1,812)         (9,171)           (7,884)        (13,368)
Other income (expense):
   Interest income............................          298             1,271             980             1,727           3,194
   Interest expense...........................          (22)               (5)             (1)           (2,522)         (6,579)
   Gain on sale of consolidated subsidiary's
       common stock...........................            -                 -               -             2,353               -
   Gain on sale of investment.................            -                 -               -                 -             304
                                                ----------------   --------------   ---------------  ------------  -----------------
Loss before income taxes and minority
    interests in operations of consolidated
    subsidiary................................       (2,944)             (546)         (8,192)           (6,326)        (16,449)
Provision for income taxes....................            -                 -               -                 -          (1,600)
                                                ----------------  --------------    ---------------  ------------  -----------------
Loss before minority interests in operations
    of consolidated subsidiary................       (2,944)             (546)         (8,192)           (6,326)        (18,049)
Minority interests in operations of
    consolidated subsidiary...................          275                 -               -             2,745            (650)
                                                ----------------  --------------    ---------------  ------------  -----------------
Net loss......................................   $   (2,669)       $     (546)      $  (8,192)        $  (3,581)   $    (18,699)
                                                ================  ==============    ===============  ============  =================
Basic and diluted net loss per common share...                     $    (0.06)      $   (0.90)        $   (0.36)   $      (1.55)
                                                                  ==============    ===============  ============  =================
Weighted-average shares used in the
    calculation of basic and diluted net loss
    per common share.........................                           8,553           9,109            10,016          12,060
                                                                  ==============    ===============  ============  =================
Pro forma basic and diluted net loss per
    common share (unaudited)..................   $    (0.44)
                                                ================
Shares used in the calculation of  pro forma
    basic and diluted  net loss per common
    share (unaudited).........................        6,086
                                                ================

                                                                                 YEARS ENDED JUNE 30,
                                                ------------------------------------------------------------------------------------
                                                       1997              1998            1999              2000            2001
                                                       ----              ----            ----              ----            ----
OTHER OPERATING DATA:
EBITDA........................................   $   (2,858)       $   (1,096)      $  (7,904)       $   (4,537)    $    (6,139)
Cash flows used in operating activities.......       (1,958)           (5,678)         (4,408)           (8,925)        (12,063)
Cash flows used in investing activities.......       (8,221)           (7,342)         (4,435)             (361)         (7,206)
Cash flows provided by (used in) financing
    activities................................       11,908            29,198            (555)           62,614            (982)
Capital expenditures, net of non-cash capital
 lease expenditures...........................        6,765             3,678           3,818             6,926           5,350
Backlog at end of year........................       40,807            43,572          63,746           100,139         101,013

                                                                                       JUNE 30,
                                                 -----------------------------------------------------------------------------------
                                                        1997            1998             1999            2000              2001
                                                        ----            ----             ----            ----              ----
 BALANCE SHEET DATA:
 Cash and cash equivalents......................    $    5,164       $  31,342        $  11,944      $    65,289       $    45,038
 Working capital...............................          6,379          31,461           19,450           74,531            60,639
 Total assets..................................         38,921          60,617           61,653          222,754           124,999
 Long-term liabilities.........................             18               -                -           96,355            13,446
 Minority interests in consolidated subsidiary.              -               -                -              126                 -
 Series A Participating Preferred stock of
  consolidated subsidiary......................              -               -                -            5,000                 -
 Total stockholders' equity....................         15,996          44,014           36,257           90,524            85,141

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

OVERVIEW

         Since our inception, a majority of our revenues have been generated by ground segment systems, networks and enterprise solutions business. Contracts for these ground segment systems and networks and communications services have been fixed-price contracts in virtually all cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business may at times be concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations. The period from contract award through installation of ground segment systems and networks and communications services supplied by us generally is from three to twelve months.

         We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, for our short-term (less than twelve months in term) production-type contracts that are sold separately as stand-alone ground segment systems. Such contracts typically require less engineering, drafting and design efforts than other longer-term production-type projects and usually require customer acceptance upon completion of installation of the equipment at the customers' site. Accordingly, we typically recognize 80-90% of the contract value upon shipment with the balance recognized upon receipt of the customers' final acceptance. Installation is not deemed to be essential to the functionality of the equipment since installation is mechanical in nature and does not require significant change to the features or capability of the equipment, or require complex software integration and interfacing. In addition, the customer or other vendors can install the equipment; and generally the cost of installation is approximately 10-20% of the sales value of the related equipment. Payments received in advance by customers are deferred until shipment and are presented as deferred revenue.

         We use the percentage-of-completion method of accounting to recognize revenue for our long-term (in excess of twelve months in term), more complex production-type contracts that are generally integrated into complete ground segment networks, upon the achievement of certain contractual milestones, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

         NetSat Express' revenues are derived primarily from Internet access service fees and sales of hardware and equipment. Service revenues from Internet access are recognized ratably over the period in which services are provided. Sales of hardware and equipment are recognized upon shipment. Payments received in advance of providing Internet access services are deferred until the period such services are provided and are presented as deferred revenue.

         Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contracted losses are recognized as they become known. Costs of revenues consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. In addition, cost of revenues relating to Internet access service fees consists primarily of satellite space segment charges and Internet connectivity fees. Network operations expenses consist primarily of costs associated with the operation of NetSat Express' network operations center on a twenty-four hour a day, seven day a week basis including personnel and related costs. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions. We anticipate that network operations expenses and research and development expenses will continue to increase during the next several years due to expected increases in personnel and related expenses to support our increasing service base.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for the years indicated:

                                                                            YEARS ENDED JUNE 30,
                                                          ---------------------------------------------------------
                                                                 1999               2000               2001
                                                                 ----               ----               ----
PERCENTAGE OF TOTAL REVENUES:
Revenues..............................................           100.0  %          100.0  %            100.0  %
Costs of revenues.....................................            88.7              85.6                81.3
                                                          ---------------    --------------     --------------
Gross profit..........................................            11.3              14.4                18.7
Operating expenses:
  Network operations..................................             1.0               2.4                 5.0
  Selling and marketing...............................            10.6               7.8                 7.0
  Research and development............................             2.7               1.0                 0.8
  General and administrative..........................            12.3              13.2                14.2
  Terminated acquisition costs........................             2.0                 -                   -
  Asset impairment charge.............................             1.4                 -                 2.8
  Restructuring charge................................               -                 -                 1.9
                                                          ---------------    --------------     --------------
Total operating expenses..............................            30.0              24.4                31.7
                                                          ---------------    --------------     --------------
Loss from operations..................................           (18.7)            (10.0)              (13.0)

Other income (expense):
  Interest income....................................              2.0               2.1                 3.1
  Interest expense...................................                -              (3.2)               (6.4)
  Gain on sale of consolidated subsidiary's common stock             -               3.0                   -
  Gain on sale of investment.........................                -                 -                 0.3
                                                          ---------------    --------------     --------------
Loss before income taxes and minority interests in
 operations of consolidated subsidiary................           (16.7)             (8.1)              (16.0)
Provision for income taxes............................               -                 -                (1.6)
                                                          ---------------    --------------     --------------
Loss before minority interests in operations of
 consolidated subsidiary..............................           (16.7)             (8.1)              (17.6)
Minority interests in operations of consolidated
 subsidiary...........................................               -               3.5                (0.6)
                                                          ---------------    --------------     --------------
Net loss..............................................           (16.7)  %          (4.6) %            (18.2) %
                                                          ===============    ==============     ==============

FISCAL YEARS ENDED JUNE 30, 2000 AND 2001

     Revenues. Revenues increased by $24.3 million, or 31.0% from $78.6 million for the fiscal year ended June 30, 2000 to $102.9 million for the fiscal year ended June 30, 2001. The increase reflects strong growth in revenues generated by NetSat Express from additional service revenues derived from new and existing Internet access service customers as well as an increase in revenues generated by Globecomm Systems' core infrastructure business.

     Gross Profit. Gross profit increased by $7.9 million, or 70.2%, from $11.3 million for the fiscal year ended June 30, 2000 to $19.3 million for the fiscal year ended June 30, 2001. The increase reflects increased revenues generated by NetSat Express from additional service revenues derived from new and existing Internet access service customers and an increase in shipments in the domestic satellite infrastructure business. Gross profit as a percentage of revenues increased from 14.4% for the fiscal year ended June 30, 2000 to 18.7% for the fiscal year ended June 30, 2001. This increase is mainly attributable to an increase in NetSat Express' gross profit as a result of higher utilization of network capacity. Included in cost of revenues for the fiscal year ended June 30, 2001 is a one-time restructuring charge of $0.5 million related to fees incurred in connection with the termination of certain NetSat Express leased transponders. We expect our gross profit margins to decline in the future due to the under-utilization of NetSat Express' satellite transponder space.

     Network Operations. Network operations expenses increased by $3.3 million, or 169.1%, from $1.9 million for the fiscal year ended June 30, 2000 to $5.2 million for the fiscal year ended June 30, 2001. The increase is due to the continuing expansion of NetSat Express' network operations center and related expenses to support the increasing service base.

     Selling and Marketing. Selling and marketing expenses increased by $1.1 million, or 17.9%, from $6.1 million for the fiscal year ended June 30, 2000 to $7.2 million for the fiscal year ended June 30, 2001. This increase is attributable to an increase in NetSat Express' sales and marketing efforts to penetrate into new regions.

     Research and Development. Research and development expenses increased by $0.1 million, or 8.4%, from $0.8 million for the fiscal year ended June 30, 2000 to $0.9 million for the fiscal year ended June 30, 2001. This increase is due to NetSat Express' research and development efforts for potential new products.

     General and Administrative. General and administrative expenses increased by $4.2 million, or 40.6%, from $10.4 million for the fiscal year ended June 30, 2000 to $14.6 million for the fiscal year ended June 30, 2001. General and administrative expenses as a percentage of revenues increased from 13.2% for the fiscal year ended June 30, 2000 to 14.2% for the fiscal year ended June 30, 2001. The increase in general and administrative expenses for the fiscal year ended June 30, 2001 primarily resulted from an increase in NetSat Express' amortization expense related to capital leases entered into during fiscal 2000 for satellite space segment transponders and an increase in NetSat Express' personnel, including expenses related to its management team.

     Asset Impairment Charge. The asset impairment charge of $2.9 million for the fiscal year ended June 30, 2001, related to three cost basis investments that were written-down in the fiscal fourth quarter ended June 30, 2001. Our management evaluated these investments and believed it would be appropriate to write-down these investments to zero based on there financial uncertainty.

     Restructuring Charge. The restructuring charge of $2.0 million for the fiscal year ended June 30, 2001 relates to management's plan to reduce costs and improve NetSat's operating efficiencies. The components of the restructuring charge include $0.9 million for severance payments to terminated NetSat employees, $0.6 million for costs associated with terminated NetSat financing activities and $0.5 million for the discontinuance of certain NetSat product lines.

     Interest Income. Interest income increased by $1.5 million, or 84.9%, from $1.7 million for the fiscal year ended June 30, 2000 to $3.2 million for the fiscal year ended June 30, 2001. This increase is primarily due to the increase of cash and cash equivalents due to the investment of the net proceeds from our secondary common stock offering completed in April 2000.

     Interest Expense. Interest expense increased by $4.1 million, or 160.9%, from $2.5 million for the fiscal year ended June 30, 2000 to $6.6 million for the fiscal year ended June 30, 2001. This increase relates to NetSat Express' capital lease obligations entered into during fiscal year 2000 for satellite space segment transponders.

     Gain on Sale of Consolidated Subsidiary's Common Stock. The gain on sale of consolidated subsidiary's common stock of $2.4 million for the fiscal year ended June 30, 2000 relates to our sale of 1,400,000 shares of common stock of NetSat Express at $2.50 per share during the fiscal second quarter ended December 31, 1999.

     Gain on Sale of Investment. The gain on sale of investment of $0.3 million in the year ended June 30, 2001, relates to the sale of our interest in one of our investments, which is accounted for as a cost method investment, during the fiscal second quarter ended December 31, 2000.

     NetSat Express. Our consolidated subsidiary, NetSat Express, experienced an increase in revenues of $15.2 million, or 170.5%, from $9.0 million for the fiscal year ended June 30, 2000 to $24.2 million for the fiscal year ended June 30, 2001. The increase resulted from additional service revenues derived from new and existing Internet access service customers. Net loss for NetSat Express increased by $9.3 million, or 130.6%, from $7.1 million for the fiscal year ended June 30, 2000 to $16.4 million for the fiscal year ended June 30, 2001. The increase is primarily due to an increase in general and administrative expenses associated with an increase in amortization expense related to capital leases entered into during fiscal 2000 for satellite space segment transponders, an increase in personnel, including expenses related to developing its management team, an increase in selling and marketing efforts to penetrate into new regions and an increase in network operation expenses due to expansion of NetSat Express' network operations center and related expenses to support the increasing service base and the restructuring charge.

FISCAL YEARS ENDED JUNE 30, 1999 AND 2000

     Revenues. Revenues increased by $29.5 million, or 60.2%, from $49.1 million for the fiscal year ended June 30, 1999 to $78.6 million for the fiscal year ended June 30, 2000. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express.

     Gross Profit. Gross profit increased by $5.8 million, or 104.4%, from $5.5 million for the fiscal year ended June 30, 1999 to $11.3 million for the fiscal year ended June 30, 2000. The increase reflects increased shipments for both international and domestic projects and an increase in revenues generated by NetSat Express. Gross profit as a percentage of revenues increased from 11.3% for the fiscal year ended June 30, 1999 to 14.4% for the fiscal year ended June 30, 2000. This increase is mainly attributable to an increase in the NetSat Express gross profit for the fiscal year ended June 30, 2000 compared to the comparable period in the prior year.

     Network Operations. Network operations expenses increased by $1.4 million, or 274.7%, from $0.5 million for the fiscal year ended June 30, 1999 to $1.9 million for the fiscal year ended June 30, 2000. The increase is due to the continuing expansion of NetSat Express' network operations center and related expenses to support the increasing service base.

     Selling and Marketing. Selling and marketing expenses increased by $1.0 million, or 18.4%, from $5.2 million for the fiscal year ended June 30, 1999 to $6.1 million for the fiscal year ended June 30, 2000. This increase is attributable to an increase in NetSat Express' sales and marketing efforts to penetrate into new regions offset by a decrease by Globecomm Systems' sales and marketing efforts.

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

     Asset Impairment Charge. The asset impairment charge of $0.7 million for the fiscal year ended June 30, 1999, related to two investments that were written-down in the fiscal fourth quarter ended June 30, 1999. Our management evaluated these investments and believed it would be appropriate to write-down these investments to zero.

     Interest Income. Interest income increased by $0.7 million, or 76.2%, from $1.0 million for the fiscal year ended June 30, 1999 to $1.7 million for the fiscal year ended June 30, 2000. This increase was primarily due to the increase of cash and cash equivalents during the fourth quarter ended June 30, 2000 as a result of the investment of the net proceeds from our secondary common stock offering plus the investment of the net proceeds of NetSat Express' private offerings in fiscal 2000.

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

QUARTERLY RESULTS

     The following tables set forth unaudited financial information for each of the eight fiscal quarters in the period ended June 30, 2001. We believe that this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                      THREE MONTHS ENDED
                                ---------------------------------------------------------------------------------------------------
                                 SEPT. 30,    DEC. 31,      MAR. 31,    JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                    1999        1999          2000        2000       2000        2000       2001       2001
                                    ----        ----          ----        ----       ----        ----       ----       ----
                                                                               (IN THOUSANDS)
 CONSOLIDATED STATEMENT OF
    OPERATIONS DATA:
 Revenues......................  $ 19,425      $ 17,373    $  18,570   $  23,203   $ 26,444   $  26,824   $ 24,249   $  25,397
 Costs of revenues.............    16,917        14,968       16,104      19,256     21,330      20,664     19,019      22,627
                                ----------    ----------  -----------  ----------  ---------   ---------  ---------  ----------
 Gross profit..................     2,508         2,405        2,466       3,947      5,114       6,160      5,230       2,770
 Operating expenses:
    Network operations.........       276           442          550         658        756       1,381      1,821       1,224
    Selling and marketing......     1,045         1,381        1,587       2,126      2,096       1,944      1,680       1,515
    Research and development...       130           225          193         236        210         157        258         225
    General and administrative.     1,984         2,130        2,808       3,439      4,494       4,537      3,408       2,129
    Asset impairment charge....         -             -            -           -          -           -          -       2,857
    Restructuring charge.......         -             -            -           -          -           -          -       1,950
                                ----------    ----------  -----------  ----------  ---------   ---------  ---------  ----------
 Total operating expenses......     3,435         4,178        5,138       6,459      7,556       8,019      7,167       9,900
                                ----------    ----------  -----------  ----------  ---------   ---------  ---------  ----------
 Loss from operations..........      (927)       (1,773)      (2,672)     (2,512)    (2,442)     (1,859)    (1,937)     (7,130)
 Other income (expense):
    Interest income............       170           277          282         998        978         868        775         573
    Interest expense...........       (58)         (258)        (769)     (1,437)    (1,951)     (2,077)    (2,306)       (245)
    Gain on sale of
      consolidated subsidiary's
      common stock..............        -         2,353            -           -          -           -          -           -
    Gain on sale of investment..        -             -            -           -          -         304          -           -
                                ----------    ----------  -----------  ----------  ---------   ---------   --------  ----------
 (Loss) income before income
   taxes and minority                (815)          599       (3,159)     (2,951)    (3,415)     (2,764)    (3,468)     (6,802)
   interests...................
 Provision for income taxes....         -             -            -           -       (415)       (580)      (118)       (487)
                                ----------    ----------  -----------  ----------  ---------   ---------   --------  -----------
 (Loss) income before
   minority interests..........      (815)          599       (3,159)     (2,951)    (3,830)     (3,344)    (3,586)     (7,289)
 Minority interests in
   operations of consolidated
   subsidiary..................        76           538        1,075       1,056         37        (555)      (132)          -
                               -----------   -----------  -----------  ----------  ---------   ---------   --------   ---------
 Net (loss) income.............      (739)    $   1,137   $   (2,084)  $  (1,895)  $ (3,793)   $ (3,899)   $(3,718)   $  (7,289)
                                ==========   ===========  ===========  ==========  =========   =========   ========   ==========
PERCENTAGE OF TOTAL REVENUES:
Revenues.......................      100.0 %      100.0 %      100.0 %     100.0 %    100.0 %     100.0 %    100.0 %      100.0 %
Costs of revenues..............       87.1         86.2         86.7        83.0       80.7        77.0       78.4         89.1
                                -----------   ----------  -----------  ---------- ----------   ---------   --------   ----------
Gross profit...................       12.9         13.8         13.3        17.0       19.3        23.0       21.6         10.9
Operating expenses:
   Network operations..........        1.4          2.5          3.0         2.8        2.8         5.1        7.5          4.8
   Selling and marketing.......        5.4          7.9          8.6         9.2        7.9         7.2        6.9          6.0
   Research and development....        0.7          1.3          1.0         1.0        0.8         0.6        1.1          0.9
   General and administrative..       10.2         12.3         15.1        14.8       17.0        17.0       14.1          8.4
   Asset impairment charge.....          -            -            -           -          -           -          -         11.2
   Restructuring charge........          -            -            -           -          -           -          -          7.7
                                -----------  -----------  -----------  ---------- ----------   ---------   --------   ----------
 Total operating expenses......       17.7         24.0         27.7        27.8       28.5        29.9       29.6         39.0
                                -----------  -----------  -----------  ---------- ----------   ---------   --------   ----------
Loss from operations...........       (4.8)       (10.2)       (14.4)      (10.8)      (9.2)       (6.9)      (8.0)       (28.1)
 Other income (expense):
  Interest income..............        0.9          1.6          1.5         4.3        3.7         3.2        3.2          2.3
  Interest expense.............       (0.3)        (1.5)        (4.1)       (6.2)      (7.4)       (7.7)      (9.5)        (1.0)
  Gain on sale of
    consolidated subsidiary's
    common stock...............          -         13.5            -           -          -           -          -            -
  Gain on sale of investment...          -            -            -           -          -         1.1          -            -
                                -----------  -----------  -----------  ---------- ----------   ---------   --------   ----------
(Loss) income before income
  taxes and minority interests.       (4.2)         3.4        (17.0)      (12.7)     (12.9)      (10.3)     (14.3)       (26.8)
Provision for income taxes.....          -            -            -           -       (1.5)       (2.2)      (0.5)        (1.9)
                                -----------  -----------  -----------  ---------- ----------   ---------   ---------  ----------
(Loss) income before
  minority interests...........       (4.2)         3.4        (17.0)      (12.7)     (14.4)      (12.5)     (14.8)       (28.7)
Minority interests in
  operations of consolidated
  subsidiary...................        0.4          3.1          5.8         4.5        0.1        (2.1)      (0.5)           -
                                -----------  -----------  -----------  ---------- ----------   ---------   ---------  ----------
 Net (loss) income.............       (3.8) %       6.5 %      (11.2)%      (8.2)%    (14.3)%     (14.6)%    (15.3)%      (28.7)%
                                ===========  ===========  ===========  ========== ==========   =========   =========  ==========

     We may continue to experience significant quarter-to-quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See "Risk Factors" beginning on page 28.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, we had working capital of $60.6 million, including cash and cash equivalents of $45.0 million, restricted cash of $0.6 million, net accounts receivable of $25.3 million, inventories of $15.3 million, prepaid expenses and other current assets of $0.8 million, offset by $15.3 million in accounts payable, $5.8 million in deferred revenue and $5.3 million in accrued expenses and other current liabilities.

     Net cash used in operating activities during the fiscal year ended June 30, 2001 was $12.1 million, which primarily relates to the net loss of $18.7 million, an increase in accounts receivable of $3.3 million due to the timing of collections on certain contract billings, an increase in inventories of $2.0 million, a decrease in accounts payable of $1.2 million relating to the timing of vendor payments, offset by depreciation and amortization expense of $7.2 million primarily related to the depreciation on capital leases for satellite space segment transponders, a one-time asset impairment charge of $2.9 million and a decrease in net deferred tax assets of $1.9 million.

     Net cash used in investing activities during the fiscal year ended June 30, 2001 was $7.2 million. During the fiscal year ended June 30, 2001, we used cash of $5.4 million to purchase satellite earth station equipment and fixed assets primarily related to the build out of the NetSat Express Network Operations Center. Additionally, $1.8 million was used to purchase the minority interest in NetSat Express.

     Net cash used in financing activities during the fiscal year ended June 30, 2001 was $1.0 million. During the fiscal year ended June 30, 2001, we made principal payments under capital leases of $1.7 million, offset by $0.7 million in cash proceeds received from the exercise of stock options and the sale of common stock in connection with the employee stock purchase plan.

     In December 2000, we entered into a new $5.0 million credit facility consisting of (1) a $2.0 million secured domestic line of credit and (2) a $3.0 million secured export-import guaranteed line of credit. This new credit facility has substantially the same terms as the previous facility, which expired in December 2000. Each line of credit bears interest at the prime rate (6.75% at June 30, 2001) plus 0.50% per annum, and is collateralized by a first security interest on all our assets. The credit facility contains certain financial covenants, which the Company is in compliance with at June 30, 2001. As of June 30, 2001, no amounts were outstanding under this credit facility.

     We also lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2014. Future minimum lease payments due on these leases through the fiscal year ending June 30, 2002 are approximately $21.2 million.

     We expect that cash and working capital requirements for our operating activities will continue to increase as we expand our operations. Management anticipates that we will experience negative cash flows due to continued operating losses by NetSat Express.

     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and communications services business, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, management believes that existing capital resources will be sufficient to meet working capital requirements through June 30, 2002. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. For example, recent terrorist attacks on the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United Sates and internationally may impact our results of operations. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities and operating activities of NetSat Express. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will early adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of approximately $860,000 ($.07 per diluted share) per year. During fiscal 2002, we will perform the first of the required impairment tests of goodwill. Management has not yet determined what the effect of these tests will have on our earnings and financial position, however management does not believe the first of the required impairment tests will result in a write-down of the recorded goodwill balances.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

     We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $18.7 million during the fiscal year ended June 30, 2001, $3.6 million during the fiscal year ended June 30, 2000 and $8.2 million during the fiscal year ended June 30, 1999. Our net losses include net losses of $16.4 million during the fiscal year ended June 30, 2001, $7.1 million during the fiscal year ended June 30, 2000 and $2.1 million during the fiscal year ended June 30, 1999 for NetSat Express. As of June 30, 2001, our accumulated deficit was approximately $37.0 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SINCE SALES OF SATELLITE COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, OUR REVENUE AND PROFITABILITY ARE LIKELY TO DECLINE.

     We derive, and expect to continue to derive, a significant amount of revenue from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not occur as we expect, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business and our revenue and profitability may decline from current levels. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, general economic conditions have recently deteriorated and affected the overall rate of capital spending by our customers. Also, many companies are finding it increasingly difficult to raise capital to finish building their communications networks and therefore are placing fewer orders with our customers. We believe that the current economic slowdown may result in a softening of demand from our customers. We believe that this slowdown is generally the result of slower than forecasted growth in a number of key segments, including communications infrastructure equipment, resulting from a reduction in the capital spending of service providers. We cannot predict the extent to which this softening of demand will continue. Further, increased competition among satellite ground segment systems and networks manufacturers may lead to overcapacity and falling prices.

RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT OUR ABILITY TO EXPAND GLOBALLY AND HARM OUR BUSINESS AND PROSPECTS.

     We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future. We presently conduct our international sales in the following countries: Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are some risks inherent in conducting our business internationally, including:

o political and economic instability in international markets, as well as a result of the terrorist attacks in the United States on September 11, 2001, could impede our ability to deliver our products and services to customers and harm our results of operations;

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

     NetSat Express' future revenues and results of operations are dependent on its execution of its business strategy and the development of the market for its current and future services. In particular, if NetSat Express does not substantially utilize its transponder space, our results of operations, and our gross profit margins in particular, will be harmed. We cannot assure you that all of the transponder space will be substantially utilized.

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

     We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in Russia and other international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these and other foreign regions has adversely effected our results of operations for the fiscal year ended June 30, 2001. We expect that these negative trends will continue to adversely impact our results of operations.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

     Our future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

o general political and economic conditions in the United States and abroad as a result of the terrorist attacks on September 11, 2001;

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

o    the competition in our markets; and

o difficult global economic conditions and the currency devaluations in Russia and other international markets which have, and may continue to, adversely impact our quarterly results.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND WE HAVE MANY ESTABLISHED COMPETITORS, AND WE MAY LOSE MARKET SHARE AS A RESULT.

     The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment and networks market include vertically integrated satellite systems providers like Nippon Electric Corporation, systems integrators like IDB Systems, a division of MCI WorldCom Inc. and equipment manufacturers who also provide integrated systems like Andrew Corporation and Vertex-RSI.

     In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc. and PanAmSat Corporation and Verestar, as well as other Internet services providers. In addition, we may compete with other communications service providers like Teleglobe, Inc. and MCI WorldCom Inc. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two to three years. These competitors have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in Russia and other international markets, and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations.

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

IF THE SATELLITE COMMUNICATIONS INDUSTRY FAILS TO CONTINUE TO DEVELOP OR NEW TECHNOLOGY MAKES IT OBSOLETE OUR BUSINESS AND FINANCIAL CONDITION WILL BE HARMED.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

     We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through June 30, 2002. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

WE RELY ON OUR RELATIONSHIPS WITH RESELLERS IN DEVELOPING COUNTRIES WITH EMERGING MARKETS FOR SALES OF OUR PRODUCTS AND SERVICES AND THE LOSS OR FAILURE OF ANY OF THESE RELATIONSHIPS MAY HARM OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND SERVICES.

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

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A HIGH PERCENTAGE OF OUR REVENUE, AND THE LOSS OF A KEY CUSTOMER WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

     We rely on a small number of customers for a large portion of our revenues and expect that a significant portion of our revenues will continue to be derived from a limited number of customers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from large contracts with a small number of customers. As a result of this concentration of our customer base, a loss of or decrease in business from one or more of these customers would materially adversely affect our results of operations and financial condition.

OUR INABILITY TO EFFECTIVELY MANAGE OUR GROWTH AND EXPANSION COULD SERIOUSLY HARM OUR ABILITY TO EFFECTIVELY RUN OUR BUSINESS.

     Since our inception, we have continued to increase the scope of our operations. This growth has placed, and our anticipated growth will continue to place, a significant strain on our personnel, management, financial and other resources. Any failure to manage our growth effectively could seriously harm our ability to respond to customers, monitor the quality of our products and services and maintain the overall efficiency of our operations. In order to continue to pursue the opportunities presented by our satellite-based communications services, we plan to continue to hire key officers and other employees and to increase our operating expenses by broadening our customer support capabilities, expanding our sales and marketing operations and improving our operating and financial systems. If we fail to manage any future growth in an efficient manner, and at a pace consistent with our business, our results of operations, financial condition and business will be harmed.

WE ANTICIPATE SIGNIFICANT REVENUES FROM FIVE CONTRACTS AND A MODIFICATION OR TERMINATION OF ALL OR ANY OF THESE CONTRACTS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We have agreements with five customers to provide equipment and services, which we expect to generate substantial revenues. If any of these customers are unable to implement their business plans, the market for their services declines, or all or any of the customers modifies or terminates its agreement with us, our results of operations and financial condition would be harmed.

WE ARE PAID A FIXED PRICE IN MOST OF OUR CUSTOMER CONTRACTS, AND ANY VARIATION BETWEEN THE FIXED PRICE AND THE ACTUAL COST OF PERFORMANCE MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A majority of our customer contracts are on a fixed-price basis. The profitability of these contracts is subject to inherent uncertainties in the cost of performance, including costs related to unforeseen obstacles and unexpected problems encountered in engineering, design and testing of our products and services. Because a significant portion of our revenues is dependent upon a small number of customers, if the fixed price is significantly less than the actual cost of performance on any one contract, our results of operations and financial condition could be adversely affected.

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

      Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg, Kenneth Miller, Steven Yablonski and Don Woodring. The employment of any of our key personnel could cease at any time.

      Our future success depends upon our ability to attract, retain and motivate highly skilled employees. Because the competition for qualified employees among companies in the satellite communications industry and the networking industry is intense, we may not be successful in recruiting or retaining qualified personnel, which would harm our business.

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

      We currently have been granted two patents in the United States, for remote access to the Internet using satellites, and for satellite communication with automatic frequency control, and have two patent applications pending in the United States. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or any future patents or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

      We have filed applications for trademark registration of Globecomm
Systems Inc., Globecomm, and GSI in the United States and various other countries, and have been granted registrations for some of these terms in Europe and Russia. We have received trademark registrations for NetSat Express in the United States, the European Community, Russia, and Brazil. We have various other trademarks registered or pending for registration in the United States and in other countries and may intend to seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND IF WE ARE NOT SUCCESSFUL, COULD CAUSE SUBSTANTIAL EXPENSES AND DISRUPT OUR BUSINESS.

      We cannot be sure that our products, services, technologies, and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Prosecuting infringers and defending against intellectual property infringement claims could be time consuming and expensive, and regardless of whether we are or are not successful, could cause substantial expenses and disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and/or may materially disrupt the conduct of, or necessitate the cessation of, our business.

THROUGH THEIR OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

      As of September 25, 2001, our officers and directors, and their affiliates beneficially own approximately 1.8 million shares, constituting approximately 13.4% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

WE MAY BE UNABLE TO LEASE TRANSPONDER SPACE ON SATELLITES, WHICH COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES TO OUR CUSTOMERS.

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

WE RELY ON NETSAT EXPRESS, OUR WHOLLY-OWNED SUBSIDIARY, FOR OUR MAIN SUPPLY OF SPACE SEGMENT ON SATELLITES. IF ITS BUSINESS FAILS OR WE ARE OTHERWISE UNABLE TO CONTINUE TO RELY ON NETSAT EXPRESS FOR THIS SUPPLY, OUR BUSINESS MAY BE HARMED.

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

OUR NETWORK MAY EXPERIENCE SECURITY BREACHES, WHICH COULD DISRUPT OUR SERVICES.

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

o    changes in financial estimates or recommendations by security analysts; or

o general market conditions, including, but not limited to, results of the terrorist attacks on September 11, 2001.

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

RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO MANY GOVERNMENT REGULATIONS, AND FAILURE TO COMPLY WITH THEM WILL HARM OUR BUSINESS.

OPERATIONS AND USE OF SATELLITES

     We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the Act), and the rules and regulations of FCC. Pursuant to the Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

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

FOREIGN REGULATIONS

     Regulatory schemes in countries in which we may seek to provide our satellite-delivered data communications services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner, which may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization for each country in which we provide our satellite-delivered data communications services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that restrictions applicable thereto will not be unduly burdensome.

REGULATION OF THE INTERNET

     Due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries, which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, for example, privacy regulations in 35 countries in Europe and content restrictions in countries including the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

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

EXPORT OF TELECOMMUNICATIONS EQUIPMENT

     The sale of our ground segment systems, networks, and communications services outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into other countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

     Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the years ended June 30, 1999, 2000 and 2001, we had no such foreign currency forward contracts.

     Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities, and secondly, our fixed long-term capital lease agreement. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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


          Report of Independent Auditors............................. F-1
          Consolidated Balance Sheets as of June 30, 2000 and 2001... F-2 Consolidated Statements of Operations for the years ended June 30, 1999, 2000 and 2001.................... F-3
          Consolidated Statements of Changes in Stockholders' Equity
               for the years ended June 30, 1999, 2000 and 2001...... F-4
          Consolidated Statements of Cash Flows for the years
               ended June 30, 1999, 2000 and 2001 ................... F-5
          Notes to Consolidated Financial Statements................. F-6

     (2)  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

          Schedule II- Valuation and Qualifying Accounts............. S-1

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

10.18 Common Stock Purchase Agreement dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems Inc. and Reuters Holdings Switzerland SA (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30,
         1999).

10.19 Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (filed herewith).

21       Subsidiaries of the Registrant (filed herewith).

23       Consent of Independent Auditors (filed herewith).

* Confidential treatment granted for portions of this agreement.

(B)      REPORTS ON FORM 8-K

         None

(C)      EXHIBITS

         The response to this portion of Item 14 is submitted as a separate section of this report.

(C)      FINANCIAL STATEMENT SCHEDULES

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

GLOBECOMM SYSTEMS INC.

By:  /s/ DAVID E. HERSHBERG                                                                  Date: 9/28/01
     ----------------------
David E. Hershberg,
Chairman of the Board and
Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                                       TITLE                              DATE
                 ---------                                       -----                              ----
 /s/             DAVID E. HERSHBERG                 Chairman of the Board and                      9/28/01
---------------------------------------------       Chief Executive Officer
                 David E. Hershberg                 (Principal Executive Officer)


 /s/              ANDREW C. MELFI                   Vice President and                             9/28/01
---------------------------------------------       Chief Financial Officer
                  Andrew C. Melfi                   (Principal Financial and Accounting
                                                    Officer)


 /s/             KENNETH A. MILLER                  President and Director                         9/28/01
---------------------------------------------
                 Kenneth A. Miller


 /s/             DONALD G. WOODRING                 Vice President and Director                    9/28/01
---------------------------------------------
                 Donald G. Woodring


 /s/            STEPHEN C. YABLONSKI                Vice President, General Manager and            9/28/01
---------------------------------------------       Director
                Stephen C. Yablonski


 /s/               BENJAMIN DUHOV                   Director                                       9/28/01
---------------------------------------------
                   Benjamin Duhov


 /s/                C.J. WAYLAN                     Director                                       9/28/01
---------------------------------------------
                    C.J. Waylan


 /s/              A. ROBERT TOWBIN                  Director                                       9/28/01
---------------------------------------------
                  A. Robert Towbin


 /s/             RICHARD E. CARUSO                  Director                                       9/28/01
---------------------------------------------
                 Richard E. Caruso

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Globecomm Systems Inc.

         We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. as of June 30, 2000 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     /S/ ERNST & YOUNG LLP

Melville, New York
August 10, 2001

                             GLOBECOMM SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              JUNE 30,            JUNE 30,
                                                                2000               2001
                                                                ----               ----
 ASSETS
Current assets:
  Cash and cash equivalents............................. $         65,289      $        45,038
  Restricted cash.......................................              421                  588
  Accounts receivable, net..............................           22,722               25,337
  Inventories...........................................           13,335               15,285
  Prepaid expenses and other current assets.............            1,571                  803
  Deferred income taxes.................................            1,942                    -
                                                         -------------------   -----------------
Total current assets....................................          105,280               87,051

Fixed assets, net.......................................          112,784               30,456
Investments.............................................            2,961                    -
Other assets, net of accumulated amortization
     of $215 in 2000 and $458 in 2001...................            1,729                7,492
                                                         -------------------   -----------------
Total assets............................................ $        222,754      $       124,999
                                                         ===================   =================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable..................................... $         16,494      $        15,317
   Deferred revenue.....................................            6,287                5,825
   Accrued payroll and related fringe benefits..........              680                  931
   Accrued interest.....................................            1,566                    -
   Other accrued expenses...............................            3,812                3,609
   Deferred liability...................................              194                  300
   Capital lease obligations............................            1,716                  430
                                                          -------------------   -----------------
 Total current liabilities..............................           30,749               26,412

 Deferred liability, less current portion...............            1,853                3,341
 Capital lease obligations, less current portion........           94,502               10,105
 Minority interests in consolidated subsidiary..........              126                    -
 Series A Participating Preferred stock of consolidated
   subsidiary, at redemption value......................            5,000                    -

 Commitments and contingencies
 Stockholders' equity:
   Series A Junior Participating, shares authorized,
     issued and outstanding: none in 2000 and 2001......                -                     -
   Common stock, $.001 par value, 22,000,000
     shares authorized, shares issued:
     12,024,256 in 2000 and 12,865,591 in 2001 .........               12                    13
   Additional paid-in capital...........................          110,105               123,276
   Accumulated deficit..................................          (18,298)              (36,997)
   Accumulated other comprehensive income (loss)........               17                   (57)
   Deferred compensation................................             (218)                    -
   Treasury stock, at cost, 147,745 shares
     in 2000 and 2001 ..................................           (1,094)               (1,094)
                                                          -------------------   -----------------
 Total stockholders' equity.............................           90,524                85,141
                                                          -------------------   -----------------
 Total liabilities and stockholders' equity.............  $       222,754       $       124,999
                                                          ===================   =================

                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEARS ENDED JUNE 30,
                                                                -----------------------------------------------------------------
                                                                       1999                 2000                  2001
                                                                       ----                 ----                  ----
Revenues.....................................................   $    49,058          $    78,571            $  102,914
Costs of revenues............................................        43,516               67,245                83,640
                                                                ----------------     ---------------        --------------
Gross profit.................................................         5,542               11,326                19,274
                                                                ----------------     ---------------        --------------

Operating expenses:
      Network operations......................................          514                1,926                 5,182
      Selling and marketing...................................        5,183                6,139                 7,235
      Research and development................................        1,325                  784                   850
      General and administrative..............................        6,040               10,361                14,568
      Terminated acquisition costs............................          972                    -                     -
      Asset impairment charge.................................          679                    -                 2,857
      Restructuring charge....................................            -                    -                 1,950
                                                                ----------------     ---------------        --------------
Total operating expenses......................................       14,713               19,210                32,642
                                                                ----------------     ---------------        --------------
Loss from operations..........................................       (9,171)              (7,884)              (13,368)

Other income (expense):
      Interest income.........................................          980                1,727                 3,194
      Interest expense........................................           (1)              (2,522)               (6,579)
      Gain on sale of consolidated
         subsidiary's common stock............................            -                2,353                     -
      Gain on sale of investment..............................            -                    -                   304
                                                                ----------------     ---------------        --------------
Loss before income taxes and minority interests
    in operations of consolidated subsidiary..................       (8,192)              (6,326)              (16,449)
Provision for income taxes....................................            -                    -                (1,600)
                                                                ----------------     ---------------        --------------
Loss before minority interests in operations of
   consolidated subsidiary....................................       (8,192)              (6,326)              (18,049)
Minority interests in operations of
   consolidated subsidiary....................................            -                2,745                  (650)
                                                                ----------------     ---------------        --------------
Net loss......................................................   $   (8,192)         $    (3,581)           $  (18,699)
                                                                ================     ===============        ==============

Basic and diluted net loss per common share...................   $    (0.90)         $     (0.36)           $    (1.55)
                                                                ================     ===============        ==============
Weighted-average shares used in the calculation of basic
   and diluted net loss per common share......................        9,109               10,016                12,060
                                                                ================     ===============        ==============





                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                                                                     ACCUMULATED
                                                            COMMON STOCK           ADDITIONAL                          OTHER
                                                         --------------------       PAID-IN        ACCUMULATED     COMPREHENSIVE
                                                         SHARES       AMOUNT        CAPITAL          DEFICIT        INCOME (LOSS)
                                                         ------       ------        -------          -------        -------------
Balance at June 30, 1998 .............................    9,166      $     9       $  50,530        $  (6,525)        $        -
Issuance of common stock in exchange for minority
     shares in subsidiary ............................       43            -             250                -                  -
Issuance of common stock in connection  with
     acquisition .....................................       50            -             406                -                  -
Proceeds from exercise of stock options  .............       39            -             148                -                  -
Exercise of stock options in exchange for shares of
     common stock ....................................       49            -             258                -                  -
Issuance of common stock in connection with
     employee stock purchase plan ....................       18            -              94                -                  -
Purchases of treasury stock ..........................        -            -               -                -                  -
Options granted to employees and directors ...........        -            -              75                -                  -
Grant of consolidated subsidiary's employee
     stock options ...................................        -            -             300                -                  -
Amortization of deferred compensation ................        -            -               -                -                  -
Net loss .............................................        -            -               -           (8,192)                 -
                                                         ------      -------       ---------        ---------        -----------
Balance at June 30, 1999 .............................    9,365            9          52,061          (14,717)                 -
Proceeds from secondary offering, net of
     issuance cost of $3,903 .........................    2,000            2          50,095                -                  -
Proceeds from issuance of consolidated subsidiary's
     common stock and stock options, net of
     issuing costs of  $1,002 ........................        -            -           4,012                -                  -
Minority interests resulting from issuance of
     consolidated subsidiary's common stock and
     stock options ....................................       -            -          (2,197)               -                  -
Proceeds from exercise of stock options ...............     577            1           3,569                -                  -
Tax benefit from exercise of non-qualified stock options      -            -           1,942                -                  -
Proceeds from exercise of warrants ....................       2            -              12                -                  -
Exercise of stock options in exchange for shares
     of common stock ..................................      54            -             291                -                  -
Issuance of common stock in connection with
     employee stock purchase plan .....................      26            -             252                -                  -
Options granted to employees and directors ............       -            -              24                -                  -
Options of consolidated subsidiary's common stock
     granted to consultants. ..........................       -            -              44                -                  -
Amortization of deferred compensation .................       -            -               -                -                  -
Comprehensive loss:
     Net loss .........................................       -            -               -           (3,581)                 -
     Gain from foreign currency translation ...........       -            -               -                -                 17
Total comprehensive loss ..............................       -            -               -                -                  -
                                                         ------      -------       ---------        ---------        -----------
Balance at June 30, 2000 ..............................  12,024           12         110,105          (18,298)                17
Proceeds from exercise of stock options ...............      69            -             358                -                  -
Issuance of common stock in connection with employee
     stock purchase plan ..............................      55            -             328                -                  -
Issuance of common stock in connection with acquisition
     of minority interests in consolidated
     subsidiary .......................................     718            1           6,582                -                  -
Issuance of warrants in connection with acquisition
     of minority interests in consolidated subsidiary .       -            -           5,043                -                  -
Issuance of options in connection with acquisition of
     minority interests in consolidated subsidiary ....       -            -             309                -                  -
Acquisition of minority interests in consolidated
     subsidiary .......................................       -            -             907                -                  -
Forfeiture of consolidated subsidiary's employee
     stock options ....................................       -            -            (225)               -                  -
Minority interests resulting from issuance of
     consolidated subsidiary's common stock ...........       -            -            (131)               -                  -
Comprehensive loss:
     Net loss .........................................       -            -               -          (18,699)                 -
     Loss from foreign currency translation ...........       -            -               -                -                (55)
     Loss from available-for-sale securities ..........       -            -               -                -                (19)

Total comprehensive loss ..............................       -            -               -                -                  -
                                                         ------      -------       ---------        ---------        -----------
Balance at June 30, 2001 ..............................  12,866      $    13       $ 123,276        $ (36,997)       $       (57)
                                                         ======      =======       =========        =========        ===========

                                                                            TREASURY STOCK            TOTAL
                                                               DEFERRED   --------------------    STOCKHOLDERS'
                                                             COMPENSATION   SHARES     AMOUNT        EQUITY
                                                             ------------   ------     ------        ------
Balance at June 30, 1998 .............................       $      -           -     $       -   $   44,014
Issuance of common stock in exchange for minority
     shares in subsidiary ............................              -           -             -          250
Issuance of common stock in connection with
     acquisition .....................................              -           -             -          406
Proceeds from exercise of stock options  .............              -           -             -          148
Exercise of stock options in exchange for shares of
     common stock ....................................              -          26           (258)          -
Issuance of common stock in connection with
     employee stock purchase plan ....................              -           -             -           94
Purchases of treasury stock ..........................              -         114           (545)       (545)
Options granted to employees and directors ...........              -           -             -           75
Grant of consolidated subsidiary's employee
     stock options ...................................           (300)          -             -            -
Amortization of deferred compensation ................              7           -             -            7
Net loss .............................................              -           -             -       (8,192)
                                                             ------------   ------     --------     --------
Balance at June 30, 1999 .............................           (293)        140           (803)     36,257
Proceeds from secondary offering, net of
     issuance cost of $3,903 .........................              -           -             -       50,097
Proceeds from issuance of consolidated subsidiary's
     common stock and stock options, net of
     issuing costs of  $1,002 ........................              -           -             -        4,012
Minority interests resulting from issuance of
     consolidated subsidiary's common stock and
     stock options ....................................             -           -             -       (2,197)
Proceeds from exercise of stock options ...............             -           -             -        3,570
Tax benefit from exercise of non-qualified stock options            -           -             -        1,942
Proceeds from exercise of warrants ....................             -           -             -           12
Exercise of stock options in exchange for shares
     of common stock ..................................             -           8           (291)          -
Issuance of common stock in connection with
     employee stock purchase plan .....................             -           -             -          252
Options granted to employees and directors ............             -           -             -           24
Options of consolidated subsidiary's common stock
     granted to consultants. ..........................             -           -             -           44
Amortization of deferred compensation .................            75           -             -           75
Comprehensive loss:
     Net loss .........................................             -           -             -       (3,581)
     Gain from foreign currency translation ...........             -           -             -           17
                                                                                                    --------
Total comprehensive loss ..............................             -           -             -       (3,564)
                                                             ------------   ------     --------     --------
Balance at June 30, 2000 ..............................          (218)        148        (1,094)      90,524
Proceeds from exercise of stock options ...............             -           -             -          358
Issuance of common stock in connection with employee
     stock purchase plan ..............................             -           -             -          328
Issuance of common stock in connection with acquisition
     of minority interests in consolidated
     subsidiary .......................................             -           -             -        6,583
Issuance of warrants in connection with acquisition
     of minority interests in consolidated subsidiary .             -           -             -        5,043
Issuance of options in connection with acquisition of
     minority interests in consolidated subsidiary ....             -           -             -          309
Acquisition of minority interests in consolidated
     subsidiary .......................................             -           -             -          907
Forfeiture of consolidated subsidiary's employee
     stock options ....................................           218           -             -           (7)
Minority interests resulting from issuance of
     consolidated subsidiary's common stock ...........             -           -             -         (131)
Comprehensive loss:
     Net loss .........................................             -           -             -      (18,699)
     Loss from foreign currency translation ...........             -           -             -          (55)
     Loss from available-for-sale securities ..........             -           -             -          (19)
                                                                                                    --------
Total comprehensive loss ..............................             -           -             -      (18,773)
                                                             ------------   ------     --------     --------
Balance at June 30, 2001 ..............................      $      -         148       $(1,094)  $   85,141
                                                             ============   ======     ========   ==========

                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED JUNE 30,
                                                                            ----------------------------------------------------
                                                                                1999               2000               2001
                                                                                ----               ----               ----
OPERATING ACTIVITIES:
Net loss...............................................................  $    (8,192)       $    (3,581)       $   (18,699)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................        1,267              3,347              7,229
    Stock compensation expense.........................................           82                143                  -
    Provision for doubtful accounts....................................          100                360              1,753
    Loss on disposal of fixed assets and other.........................          129                  -                280
    Asset impairment charge............................................          679                  -              2,857
    Minority interests in operations of consolidated subsidiary........            -             (2,745)               650
    Interest on capital lease obligations..............................            -                186                  -
    Gain on sale of consolidated subsidiary's common stock.............            -             (2,353)                 -
    Gain on sale of investment.........................................            -                  -               (304)
    Deferred income taxes..............................................            -             (1,942)             1,942
    Changes in operating assets and liabilities:
       Accounts receivable.............................................         (230)            (4,935)            (3,295)
       Inventories.....................................................       (6,408)            (3,273)            (1,950)
       Prepaid expenses and other current assets.......................         (572)              (364)               596
       Other assets....................................................          (74)              (727)                35
       Accounts payable................................................        5,707             (2,255)            (1,177)
       Deferred revenue................................................        1,841              1,996               (462)
       Accrued payroll and related fringe benefits.....................          227               (179)               251
       Accrued interest and other accrued expenses.....................        1,036              5,350             (1,769)
       Deferred liability..............................................            -              2,047                  -
                                                                         -----------------  -----------------  -----------------
Net cash used in operating activities..................................       (4,408)            (8,925)           (12,063)
                                                                         -----------------  -----------------  -----------------
INVESTING ACTIVITIES:
Purchases of fixed assets..............................................       (3,818)            (6,926)            (5,350)
Purchases of investments...............................................       (1,547)                 -               (100)
Proceeds from sale of investments......................................            -                  -                204
Purchases of consolidated subsidiary's common stock....................            -                  -             (1,212)
Purchase of consolidated subsidiary's preferred stock..................            -                  -               (581)
Proceeds from sale of consolidated subsidiary's common stock...........            -              3,500                  -
Restricted cash........................................................          930              3,065               (167)
                                                                         -----------------  -----------------  -----------------
Net cash used in investing activities..................................       (4,435)              (361)            (7,206)
                                                                         -----------------  -----------------  -----------------
FINANCING ACTIVITIES:
Proceeds from sale of common stock, net................................            -             50,097                  -
Proceeds from sale of consolidated subsidiary's common stock, net .....            -              3,398                  -
Proceeds from sale of consolidated subsidiary's preferred stock........            -              5,000                  -
Proceeds from exercise of stock options................................          148              3,570                358
Proceeds from exercise of consolidated subsidiary's stock options......            -                614                  -
Proceeds from exercise of warrants.....................................            -                 12                  -
Proceeds from sale of common stock in connection with employee stock
  purchase plan........................................................           94                252                328
Purchases of treasury stock............................................         (545)                 -                  -
Payment of deferred offering costs.....................................         (234)                 -                  -
Payments under capital leases..........................................          (18)              (329)            (1,668)
                                                                         -----------------  -----------------  -----------------
Net cash (used in) provided by financing activities....................         (555)            62,614               (982)
                                                                         -----------------  -----------------  -----------------
Effect of foreign currency translation on cash ........................            -                 17                  -
Net (decrease) increase  in cash and cash equivalents..................       (9,398)            53,345            (20,251)
Cash and cash equivalents at beginning of year.........................       21,342             11,944             65,289
                                                                         -----------------  -----------------  -----------------
Cash and cash equivalents at end of year...............................  $    11,944        $    65,289        $    45,038
                                                                         =================  =================  =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.................................................  $         1        $       769        $     8,145
                                                                         =================  =================  =================

                            See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         Globecomm Systems Inc. (the "Company") was incorporated in the State of Delaware on August 17, 1994. The Company is an end-to-end satellite communications solutions provider. The Company's core business provides end-to-end value-added satellite-based communications solutions. This business supplies ground segment systems and networks for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company's wholly-owned subsidiary, NetSat Express, Inc. ("NetSat"), provides end-to-end satellite based Internet solutions including network connectivity, broadband connectivity to end users, Internet connectivity, Intranet extensions, media distribution and other network services on a global basis.

         The Company has incurred operating losses since its inception and has an accumulated deficit at June 30, 2001 of approximately $36,997,000. Such losses have resulted principally from general and administrative and selling and marketing expenses associated with the Company's operations. Management believes that its existing capital resources will be sufficient to meet its working capital needs through June 30, 2002.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NetSat and Globecomm Systems Europe Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, for its short-term (less than twelve months in term) production-type contracts that are sold separately as stand-alone ground segment systems. Such contracts typically require less engineering, drafting and design efforts than other longer-term production-type projects and usually require customer acceptance upon completion of installation of the equipment at the customers' site. Accordingly, the Company typically recognizes 80-90% of the contract value upon shipment with the balance recognized upon receipt of the customers' final acceptance. Installation is not deemed to be essential to the functionality of the equipment since installation is mechanical in nature and does not require significant change to the features or capability of the equipment, or require complex software integration and interfacing. In addition, the customer or other vendors can install the equipment; and generally the cost of installation is approximately 10-20% of the sales value of the related equipment. Payments received in advance by customers are deferred until shipment and are presented as deferred revenue in the accompanying consolidated balance sheets.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company uses the percentage-of-completion method of accounting to recognize revenue for its long-term (in excess of twelve months in term), more complex production-type contracts that are generally integrated into complete ground segment networks, upon the achievement of certain contractual milestones, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contracted losses are recognized as they become known.

         NetSat's revenues are derived primarily from Internet access service fees and sales of hardware and equipment. Service revenues from Internet access are recognized ratably over the period in which services are provided. Sales of hardware and equipment are recognized upon shipment. Payments received in advance of providing Internet access services are deferred until the period such services are provided and are presented as deferred revenue in the accompanying consolidated balance sheets.

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

Inventories

         Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value.

Cash Equivalents

         The Company classifies highly liquid financial instruments with a maturity, at the purchase date, of three months or less as cash equivalents.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

         Fixed assets are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to twenty-five years. Amortization of assets held under capital leases is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of satellite space segment transponders held under capital leases is calculated based on the greater of the straight-line method over the estimated useful life of the satellite transponders or the ratio of total megahertz used during the period to the total megahertz available under such leases. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful life of the improvement.

Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of the Company's obligation under its capital lease is estimated based on the current rates offered to the Company for obligations of similar terms and maturities. The fair value of obligations under capital lease was not significantly different than the carrying value at June 30, 2001.

Stock Based Compensation

         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for
Stock-Based-Compensation ("SFAS No. 123").

Goodwill

         Goodwill represents excess of the purchase price over the fair value of the net assets acquired. Amortization expense relating to goodwill is amortized on a straight-line basis over periods ranging from five-to-ten years. Such amounts are included in other assets in the accompanying consolidated balance sheets. Goodwill is approximately $899,000 and $7,899,000, net of accumulated amortization of $215,000 and $458,000, respectively, at June 30, 2000 and 2001.

Long-Lived Assets

         When impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

         The Company evaluates the periods of amortization continually in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will early adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of approximately $860,000 ($.07 per diluted share) per year. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, however the Company does not believe the first of the required impairment tests will result in a write-down of the related goodwill balances.

Reclassifications

         Certain balances in the prior years have been reclassified to conform to the current year presentation.

3. INVENTORIES

    Inventories consist of the following:

                                           JUNE 30,            JUNE 30,
                                             2000                2001
                                         -------------      --------------
                                                 (IN THOUSANDS)

Raw materials and component parts.......  $        450      $         608
Work-in-progress........................        12,885             14,677
                                         --------------     --------------
                                          $     13,335      $      15,285
                                         ==============     ==============

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)


4. FIXED ASSETS

        Fixed assets consist of the following:

                                               JUNE 30,            JUNE 30,
                                                 2000                2001
                                             -------------     ---------------
                                                      (IN THOUSANDS)

Land......................................   $      1,750       $       1,750
Building and improvements.................          5,510               5,914
Computer equipment........................          1,900               2,740
Machinery and equipment...................          1,761               2,414
Network Operations Center.................          3,320               5,137
Satellite earth station equipment.........          6,362               8,554
Furniture and fixtures....................            760               1,189
Leasehold improvements....................             29                  29
Satellite transponders....................         96,361              11,256
Construction-in-progress..................            507                   -
                                             -------------     ---------------
                                                  118,260              38,983

Less accumulated depreciation
     and amortization.....................          5,476               8,527
                                             -------------     ---------------
                                             $    112,784       $      30,456
                                             =============     ===============

5.   INVESTMENTS

         The Company has various investments in strategic alliance companies that are accounted for under the cost method of accounting, as the Company does not have the ability to exercise significant influence over such investments, and there are no readily determinable market values for such investments. The Company periodically evaluates the carrying value of these investments to determine that they are recorded at the lower of cost or estimated net realizable value. Due to the significant decline in the public equity markets and the financial uncertainty of such investments, during fiscal 2001 the Company's management evaluated these investments and determined it would be appropriate to write-down these investments to net realizable value. Similarly in fiscal 1999, the Company's management evaluated its investments and determined it would be appropriate to write-down certain investments to net realizable value. As a result, the Company recorded an asset impairment charge of approximately $679,000 and $2,857,000 during the fourth quarters of fiscal 1999 and 2001, respectively. Such amounts have been included in operating expenses in the accompanying consolidated statements of operations.

         During December 2000, the Company sold its interest in one of its investments, which is accounted for as a cost method investment, and recorded a gain on sale of investments of approximately $304,000. Such gain was included in the consolidated results of operations during the second quarter of fiscal year ended June 30, 2001.


6. TERMINATED ACQUISITION COSTS

         During the year ended June 30, 1999, the Company incurred certain costs in connection with an attempt to acquire another company. During the first quarter of fiscal 1999, the Company terminated this proposed acquisition and, as a result, incurred costs of approximately $972,000 representing legal,

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

6. TERMINATED ACQUISITION COSTS (CONTINUED)

accounting and other acquisition related costs, which have been charged to operations for the year ended June 30, 1999.

7. COMMON STOCK

Issuance of Common Stock in Connection with Acquisition

         On May 25, 1999, the Company acquired the business of Global-Net, Inc. ("Global-Net"), a wireless local loop telephone network solutions business, located in New York, in exchange for 50,000 shares of the Company's common stock with a fair market value of $8.13 per share on the date of acquisition. Had this acquisition been consummated as of July 1, 1998, the unaudited pro-forma consolidated revenues and results of operations would not have been materially different for the year ended June 30, 1999. The purchase price of approximately $406,000 has been allocated to goodwill and is being amortized over five years.

Sales of Common Stock

         During March 1999, a minority shareholder in NetSat agreed to exchange its 1,680,000 shares of convertible preferred stock (representing approximately 14%) of NetSat for 42,533 shares of the Company. The shares of the Company were valued at $5.88 per share at the date of the agreement. Accordingly, the Company recorded goodwill of approximately $250,000 in connection with this transaction, which is being amortized over five-years. During May 1999, the Company exercised its right to convert its 1,680,000 shares of NetSat convertible preferred stock into 1,680,000 shares of common stock of NetSat.

         On April 4, 2000, the Company completed a secondary public offering of 2,000,000 shares of its common stock for an aggregate offering price of $54,000,000. The Company incurred total expenses in the offering of approximately $3,903,000 of which approximately $3,240,000 represented underwriting discounts and commissions and approximately $663,000 represented other expenses. The net proceeds to the Company after deducting the total expenses were approximately $50,097,000.

Stock Issued to Consultants

         During November 1996, the Company issued a ten-year warrant to five consultants for services to purchase an aggregate of 64,000 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. At June 30, 2001, warrants to purchase 55,825 shares of the Company's common stock noted above are outstanding and exercisable.

Treasury Stock

         On September 1, 1998, the Company's Board of Directors authorized the repurchase of up to $2.0 million of the Company's outstanding common stock. The repurchase program allows for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and the manner of purchase are at the discretion of the Company's management subject to compliance with the applicable securities laws. During the year ended June 30, 1999, the Company repurchased 114,200 shares of the Company's common stock under the repurchase program for an aggregate purchase price of approximately $545,000.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)


7. COMMON STOCK  (CONTINUED)

         During June 1999, an employee of the Company surrendered 25,438 shares of the Company's common stock, with a fair market value at time of surrender of $10.13 per share, in exchange for the exercise of 49,875 stock options with exercise prices ranging from $4.68 to $8.07. Accordingly, the Company recorded 25,438 shares in treasury stock, with a fair value of approximately $258,000, and issued 24,437 shares of the Company's common stock to the employee.

         During March 2000, an employee of the Company surrendered 8,107 shares of the Company's common stock, with a fair market value at time of surrender of $35.88 per share, in exchange for the exercise of 54,338 stock options with exercise prices ranging from $4.68 to $8.07. Accordingly, the Company recorded 8,107 shares in treasury stock, with a fair value of approximately $291,000, and issued 46,231 shares of the Company's common stock to the employee.


8. NETSAT'S EQUITY TRANSACTIONS AND RESTRUCTURING

         On August 11, 1999, NetSat issued and sold 2,000,000 shares of its Series A Participating Preferred Stock ("Preferred Stock") for $2.50 per share and 2,000,000 shares of its common stock for $2.50 per share in a private offering yielding net proceeds of approximately $6,963,000, net of offering costs of approximately $937,000. The Company's common stock ownership percentage in NetSat was reduced from approximately 95% to approximately 81% following the issuance and sale of the common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $1,700,000 during fiscal 2000 reflecting the increase in its share of the net equity of NetSat as a result of the common stock offering.

         During October 1999, the Company and NetSat entered into a common stock purchase agreement with an investor to purchase 2,000,000 shares of NetSat's common stock for $2.50 per share, of which 1,400,000 shares were purchased directly from the Company and 600,000 shares were issued and sold directly by NetSat, yielding net proceeds of approximately $4,935,000, net of offering costs of $65,000. As a result, the Company recorded a gain of approximately $2,353,000 from the sale of its 1,400,000 shares of NetSat's common stock during the second quarter of fiscal 2000. The Company's common stock ownership percentage in NetSat was reduced from approximately 81% to approximately 69% following the issuance and sale of the NetSat common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $830,000 during fiscal 2000 reflecting the increase in its share of the net equity of NetSat as a result of the common stock offering.

         During April 2001, in connection with management's plan to reduce costs and to improve NetSat's operating efficiencies, the Company recorded a restructuring charge of approximately $1,950,000 during the fourth quarter of fiscal year ended June 30, 2001. The restructuring is primarily associated with the discontinuance of certain NetSat product lines to enhance the Company's strategic redeployment of its consolidated operating activities, enabling the Company to offer its customers end-to-end satellite communications solutions while integrating operations and reducing costs. The restructuring will be completed during the first quarter of fiscal 2002. The major components of the restructuring charge include severance payments to terminated NetSat employees of approximately $850,000, fees incurred in connection with the termination of certain satellite lease transponders of approximately $540,000 (charged to cost of sales), the write-off of certain capitalized costs in the amount of approximately $620,000 associated with NetSat's terminated financing activities and the write-off of the

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

8. NETSAT'S EQUITY TRANSACTIONS AND RESTRUCTURING (CONTINUED)

estimated book value of equipment in the amount of approximately $480,000 in connection with NetSat's discontinuance of certain product lines. At June 30, 2001, approximately $500,000 of the restructuring charge is accrued and included in other accrued expenses in the accompanying consolidated balance sheets.

         In connection with the Company's restructuring plan, the Company also acquired the following minority interests in NetSat:

a) On March 30, 2001, the Company acquired 2,000,000 shares of NetSat's Preferred Stock and 333,334 shares of NetSat's common stock from a minority stockholder for approximately $581,000 in cash, the issuance of 233,334 shares of the Company's common stock and the issuance of a five-year warrant to purchase 262,501 shares of the Company's common stock.

b) During April and May 2001, the Company acquired 4,845,704 shares of NetSat's common stock from minority stockholders for approximately $1,212,000 in cash, the issuance of 484,570 shares of the Company's common stock and the issuance of warrants to purchase 545,142 shares of the Company's common stock.

c) In connection with the acquisition of the minority interests of NetSat, on May 25, 2001, the Company exchanged all of the current employees outstanding NetSat common stock options for an equal value of the Company's common stock options. As a result, 1,188,808 of NetSat common stock options were exchanged for 50,588 common stock options of the Company.

         In connection with these transactions, the Company wholly-owns NetSat and accordingly, recorded goodwill of approximately $7,001,000, which represents the excess of the value of the Company's securities issued over the recorded minority interests at the time of the transactions. Such goodwill is being amortized over ten years.

9. STOCK OPTION AND STOCK PURCHASE PLANS

         On February 26, 1997, the Company's Board of Directors authorized, and the stockholders subsequently approved, the 1997 Stock Incentive Plan ("1997 Plan"), which authorized the granting to employees, directors and consultants of the Company options to purchase an aggregate of 2,280,000 shares of the Company's common stock. In November 2000, the Company's stockholders approved an amendment to the 1997 Plan to increase the number of shares authorized for issuance under the 1997 Plan by 800,000 shares.

         Options granted under the 1997 Plan may be either incentive or non-qualified stock options. The exercise price of an option shall be determined by the Company's board of directors or compensation committee of the board at the time of grant, however, in the case of an incentive stock option the exercise price may not be less than 100% of the fair market value of such stock at the time of the grant, or less than 110% of such fair market value in the case of options granted to a 10% owner of the Company's stock.

         Employee options generally vest annually in equal installments over a four-year period and expire on the tenth anniversary of the date of grant. Director options generally vest annually in equal installments

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

9. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

over a three-year period commencing on the date of grant and expire the earlier of ten years from the date of grant or one year from concluding service as a director of the Company.

         The 1997 Plan provides for an automatic increase to the number of options authorized for grant by an amount equal to 1% of the shares of common stock outstanding on the last trading day of each calendar year. During fiscal 1999, 2000 and 2001, the Company increased the number of options authorized for grant under the 1997 Plan pursuant to the automatic 1% provision by 181,335, 95,623 and 119,505, respectively. At June 30, 2001, the remaining options available for grant under the 1997 Plan was 173,713.

         On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan ("1999 Plan"). Pursuant to the 1999 Plan, 400,000 shares of the Company's common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire a propriety interest in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. During the years ended June 30, 1999, 2000 and 2001, the Company issued 18,529, 25,733 and 54,905 shares of its common stock to participating employees in connection with the 1999 Plan. At June 30, 2001, the remaining shares available for issuance under the 1999 Plan was 300,833.

         The following table summarizes activity in the Company's stock option plan (In thousands, except per share amounts):

                                                                YEARS ENDED JUNE 30,
                                -------------------------------------------------------------------------------------
                                          1999                         2000                          2001
                                --------------------------  ----------------------------   --------------------------
                                                 WEIGHTED-                   WEIGHTED-                     WEIGHTED-
                                    SHARES       AVERAGE        SHARES       AVERAGE        SHARES         AVERAGE
                                     UNDER       EXERCISE        UNDER       EXERCISE        UNDER         EXERCISE
                                    OPTION        PRICE         OPTION        PRICE         OPTION          PRICE
                                    ------        -----         ------        -----         ------          -----
Balance, beginning of year......    1,795        $  7.16         2,007       $   7.32        1,578         $ 10.10
Grants..........................      306           7.54           353          18.54          944            7.78
Exercised.......................      (88)          4.59          (631)          6.11          (69)           5.22
Canceled........................       (6)         10.64          (151)          9.58          (71)          11.24
                                   ------                       ------                      ------
Balance, end of year............    2,007           7.32         1,578          10.10        2,382            9.28
                                   ======        =======        ======       ========       ======         ========

Exercisable, end of year........    1,017        $  6.29           863       $   7.19        1,170         $  8.61
                                   ======        =======        ======       ========       ======         ========

Weighted-average fair value of
   options granted during the
   year.........................                 $  3.94                     $  12.38                      $  5.21
                                                 =======                     ========                      ========

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

9. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

         As a result of stock options granted during fiscal 1995, 1996 and 1997, the Company recorded stock compensation expense of approximately $75,000 and $24,000 during the years ended June 30, 1999 and 2000, respectively, based on the difference between the fair market value of the shares and the option exercise prices at the dates of grant. As of June 30, 2000, there was no additional stock compensation expense to be recorded relating to these grants.

         The following table summarizes information about stock options outstanding at June 30, 2001 (In thousands, except per share price):

                                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               ---------------------------------------------  -----------------------------------
                                                    WEIGHTED-
                                                     AVERAGE       WEIGHTED-                        WEIGHTED-
         RANGE OF                                   REMAINING       AVERAGE                          AVERAGE
         EXERCISE                NUMBER            CONTRACTUAL     EXERCISE       NUMBER            EXERCISE
          PRICE                OUTSTANDING         LIFE (YEARS)      PRICE      EXERCISABLE           PRICE
           -----               -----------         -----------    ----------   ------------          -----
   $3.51     -     $5.06            427                 4.8        $ 4.60            392             $ 4.57
   $5.50     -     $8.07          1,097                 8.0          7.32            390               7.84
   $8.26     -    $11.75            468                 8.0         10.19            195               9.74
  $12.75     -    $18.88            174                 6.1         14.77            128              14.76
  $21.00     -    $28.00            216                 8.0         22.10             65              22.06
                                 ------                                            -----
   $3.51     -    $28.00          2,382                 7.3        $ 9.28          1,170             $ 8.61
                                 ======              ======        ======          =====             =======

         The Company has reserved approximately 3,419,000 shares of its common stock for issuance upon exercise of all available and outstanding options and warrants at June 30, 2001.

         In connection with the acquisition of the minority interests of NetSat, the Company cancelled the NetSat 1999 Stock Incentive Plan during the fourth quarter of fiscal 2001.

Fair Value Disclosures

         Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to July 1, 1995 under the fair value method of that Statement. The fair value of these options granted under the Company's 1997 Plan was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 1999, 2000 and 2001: risk-free interest rate of 6.5%, volatility factor of the expected market price of the Company's common stock of .91 (1999), .92 (2000), and .81 (2001), a weighted-average expected life of the option of six-years and no dividend yields.

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

9. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

         For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

                                              YEARS ENDED JUNE 30,
                                ----------------------------------------------
                                     1999             2000           2001
                                     ----             ----           ----
Pro forma net loss
     (in thousands)...........     $(9,851)         $(5,445)       $(19,749)
                                   =======          =======        ========
Basic and diluted pro-forma
   net loss per common share..     $ (1.08)         $ (0.54)       $  (1.64)
                                   =======          =======        ========


10. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the years ended June 30, 1999, 2000 and 2001, excludes the effect of approximately 321,000, 951,000 and 415,000 stock options, respectively, and approximately 23,000, 32,000 and 10,000 warrants in 1999, 2000 and 2001, respectively, as their effect would have been anti-dilutive.

11. PENSION PLAN

         The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 20% of their pre-tax compensation. Participant contributions up to 4% of pre-tax compensation were fully matched by the Company during the years ended June 30, 1999, 2000, and 2001. The plan also provides for discretionary contributions by the Company. The Company contributed approximately $317,000, $259,000 and $539,000 to the 401(k) plan during the years ended June 30, 1999, 2000, and 2001, respectively. There were no discretionary contributions made by the Company during the years ended June 30, 1999, 2000, and 2001.

12. INCOME TAXES

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)



12. INCOME TAXES (CONTINUED)

The income tax provision (benefit) for the years ended June 30, 1999, 2000 and 2001 calculated under the provisions of SFAS No.109 "Accounting for Income Taxes" are as follows:

                                               YEARS ENDED JUNE 30,
                                     ----------------------------------------
                                        1999          2000           2001
                                        ----          ----           ----
                                                (In thousands)
Current:
   Federal...........................$     -     $    1,635      $        -
   State and local...................      -            307            (342)
                                     --------    ------------    ------------
                                           -          1,942            (342)
Deferred, net of valuation allowance.      -         (1,942)          1,942
                                     --------    ------------    ------------
                                     $     -     $        -      $    1,600
                                     ========    ============    ============

         During fiscal 2001, the Company recorded $342,000 of investment tax credits with state and local governments.

         In the fourth quarter of fiscal 2001, the Company acquired the remaining minority interests in NetSat from certain minority shareholders. Accordingly, for federal income tax purposes the Company and NetSat will file a consolidated income tax return.

         Significant components of the Company's deferred tax assets (liability) are as follows:

                                               JUNE 30, 2000     JUNE 30, 2001
                                               -------------     -------------
                                                       (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........  $      9,801        $    14,772
  Projects in progress......................           286                175
  Accruals and reserves.....................           582              1,659
  Write-down of investments.................           272              1,280
  Deferred revenue..........................           819                  -
  Non-cash compensation charge..............            63                  -
                                             ------------------   --------------
                                                    11,823             17,886
Valuation allowance for deferred tax assets.        (9,658)           (17,401)
                                             ------------------   --------------
                                                     2,165                485
Deferred tax liability:
  Depreciation and amortization.............          (223)              (485)
                                             ------------------   --------------
Net deferred tax assets.....................   $     1,942        $         -
                                             ==================   ==============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the year ended June 30, 2000, management reversed approximately $1,942,000 of the deferred tax asset valuation allowance reporting an amount that will be realized based on projected fiscal 2001 taxable income. During fiscal 2001, the Company provided a full valuation allowance for the net deferred tax assets at June 30, 2001.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

 12. INCOME TAXES (CONTINUED)

         For the years ended June 30, 1999, 2000 and 2001, the valuation allowance increased approximately $3,276,000, $3,282,000 and $7,743,000, respectively. Approximately $2,035,000 of the remaining valuation allowance, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises.

         The Company has available net operating loss carryforwards of approximately $36,950,000 ($11,150,00 and $25,800,000 for the Company and
NetSat, respectively), which are due to expire through 2021.

         The reconciliation of tax provision (benefit) computed at the U.S. federal statutory tax rates to the income tax expense (benefit) are as follows:

                                                YEARS ENDED JUNE 30,
                                        ---------------------------------
                                          1999        2000         2001
                                          ----        ----         ----

Tax at U.S. Federal statutory rate......   (34)%       (34)%        (34)%
Expenses not deductible for income
  tax purposes  ........................     -           6            -
Loss for which no tax benefit was
  received..............................    (6)          -           31
State taxes.............................     -           -           (1)
Change in deferred tax asset
 valuation reserve......................    40          28           14
                                        -----------  --------    --------
                                             - %         - %         10 %
                                        ===========  ========    ========

13. SEGMENT INFORMATION

         The Company operates through two business segments. Its Ground Segment Systems, Networks and Enterprise Solutions Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions for the complex and changing communications requirements of its customers. Its Data Communications Services Segment, through NetSat, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat also provides Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)



13. SEGMENT INFORMATION (CONTINUED)

         The following is the Company's business segment information as of and for the years ended June 30, 1999, 2000 and 2001:

                                                                               YEARS ENDED JUNE 30,
                                                                  -------------------------------------------
                                                                     1999             2000           2001
                                                                     ----             ----           ----
                                                                                 (IN THOUSANDS)
Revenues:
  Ground Segment Systems, Networks and Enterprise Solutions...    $ 46,397         $ 74,102       $ 83,364
  Data Communications Services................................       2,661           11,197         27,376
  Intercompany eliminations..................................            -           (6,728)        (7,826)
                                                                  ---------        --------       --------
Total revenues................................................    $ 49,058         $ 78,571       $102,914
                                                                  =========        ========       ========
Loss from operations:
  Ground Segment Systems, Networks and Enterprise Solutions...    $ (7,070)        $   (137)      $ (4,865)
  Data Communications Services................................      (2,101)          (7,193)        (8,538)
Interest income...............................................         980            1,727          3,194
Interest expense..............................................          (1)          (2,522)        (6,579)
Gain on sale of consolidated subsidiary's common stock........           -            2,353              -
Gain on sale of investment....................................           -                -            304
Provision for income taxes....................................           -                -         (1,600)
Minority interests in operations of consolidated subsidiary...           -            2,745           (650)
Intercompany eliminations.....................................           -             (554)            35
                                                                  ---------        --------       --------
Net loss......................................................    $  (8,192)       $ (3,581)      $(18,699)
                                                                  =========        ========       ========
Depreciation and amortization:
  Ground Segment Systems, Networks and Enterprise Solutions...    $   1,007        $  1,370       $  1,695
  Data Communications Services................................          260           1,977          5,543
  Intercompany eliminations...................................            -               -             (9)
                                                                  ---------        --------       --------
Total depreciation and amortization...........................    $   1,267        $  3,347       $  7,229
                                                                  =========        ========       ========
 Expenditures for long-lived assets:
  Ground Segment Systems, Networks and Enterprise Solutions...    $   2,907        $  2,482       $  2,054
  Data Communications Services................................          911         101,249          3,428
  Intercompany eliminations...................................            -            (444)          (132)
                                                                  ---------        --------       --------
Total expenditures for long-lived assets......................    $   3,818        $103,287       $  5,350
                                                                  =========        ========       ========

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)


13. SEGMENT INFORMATION (CONTINUED)

                                                                  JUNE 30,          JUNE 30,            JUNE 30,
                                                                   1999              2000                2001
                                                                   ----              ----                ----
 Assets:                                                                         (IN THOUSANDS)
  Ground Segment Systems, Networks and Enterprise
    Solutions...........................................     $     66,307      $     125,106        $   136,103
  Data Communications Services..........................            3,200            109,624             21,985
  Intercompany eliminations.............................           (7,854)           (11,976)           (33,089)
                                                            ----------------  ----------------   ------------------

Total assets............................................     $     61,653      $     222,754        $   124,999
                                                            ================  ================   ==================

14. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         The Company designs, assembles and installs satellite ground segment systems, networks and enterprise solutions for customers in diversified geographic locations. Concentration of credit risk with respect to accounts receivable is limited due to the limited number of customers and that a substantial portion of accounts receivable are related to balances owed by major satellite communication companies. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. Allowances related to accounts receivable at June 30, 1999, 2000 and 2001, are approximately $107,000, $467,000 and $1,065,000, respectively.

         No one customer accounted for more than 10% of consolidated revenues for the year ended June 30, 1999. Two major customers accounted for approximately 27% (16% and 11%) of the Company's consolidated revenues for the year ended June 30, 2000. One major customer accounted for approximately 11% of the Company's consolidated revenues for the year ended June 30, 2001.

         Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

                                 YEARS ENDED JUNE 30,
                  ----------------------------------------------------
                      1999                  2000             2001
                      ----                  ----             ----
Africa............    14  %                   5  %            2  %
South America.....    11  %                   2  %            8  %
Asia..............    10  %                  12  %           10  %
Europe............     7  %                  24  %           21  %
Middle East.......     2  %                  10  %           13  %
Australia.........     -  %                   2  %            2  %
                  -----------          -------------    -------------
                      44  %                  55  %           56  %
                  ===========          =============    =============

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in two financial institutions at June 30, 1999 and three financial institutions at June 30, 2000 and 2001, respectively. Cash equivalents are comprised of short-term debt instruments, certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate cost. At times, cash may be in excess of FDIC insurance limits.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)


15. COMMITMENTS AND CONTINGENCIES

Line of Credit

         In December 2000, the Company entered into a new $5.0 million credit facility consisting of (1) a $2.0 million secured domestic line of credit and
(2) a $3.0 million secured export-import guaranteed line of credit. This new credit facility has substantially the same terms as the previous facility, which expired in December 2000. Each line of credit bears interest at the prime rate (6.75% at June 30, 2001) plus 0.50% per annum, and is collateralized by a first security interest on all the Company's assets. The credit facility contains certain financial covenants, which the Company is in compliance with at June 30, 2001. As of June 30, 2000 and 2001, no amounts were outstanding under this credit facility.

Letters of Credit

         The Company utilizes standby letters of credit to secure certain bid proposals and performance guarantees, while NetSat utilizes standby letters of credit to secure certain service agreements with third party vendors in the normal course of business. As of June 30, 2000 and 2001, NetSat had standby letters of credit outstanding of approximately $1,031,000 and $846,000, respectively, which is secured by the Company's domestic credit facility. The Company provides cash collateral for certain letters of credit. As of June 30, 2000 and 2001, cash collateral related to bid proposals amounted to approximately $150,000 and $0, respectively, and cash collateral related to performance guarantees amounted to approximately $271,000, and $588,000, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

Lease Commitments

         The Company currently leases satellite space segment services, office space, teleport services and other equipment under various capital and operating leases, which expire in various years through 2014. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options.

         During the year ended June 30, 2000, NetSat signed a 15-year and a 14-year capital lease for certain satellite space segment transponders. On April 1, 2001, the Company renegotiated the 15-year satellite space segment transponder lease resulting in a change in accounting for such lease from capital to operating. Accordingly, the change in accounting reduced the Company's capital lease obligations by approximately $84,261,000 with a corresponding reduction in net fixed assets of approximately $80,620,000, resulting in a deferred liability of approximately $3,641,000, which will be amortized into income over the remaining term of the lease.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         At June 30, 2001, future minimum lease payments under the remaining non-cancelable capital lease agreement is as follows:

         2002..................................     $  1,387
         2003..................................        1,387
         2004..................................        1,387
         2005..................................        1,387
         2006..................................        1,387
         Thereafter............................       11,323
                                                    --------
         Total minimum lease payments               $ 18,258
         Less amount representing interest.....       (7,723)
                                                    --------
         Present value of minimum lease
             payments, net.....................     $ 10,535
                                                    ========

         The satellite space segment transponders under capital leases are included in fixed assets with a capitalized cost of approximately $96,361,000 and $11,257,000, and accumulated amortization of approximately $1,195,000 and $1,158,000, at June 30, 2000 and 2001, respectively.

         Future minimum lease payments under non-cancelable operating leases for satellite space segment services, Internet access services, teleport services, office space and other equipment with terms of one year or more consist of the following at June 30, 2001 (In thousands):

         2002..................................     $ 21,173
         2003..................................       19,232
         2004..................................       17,531
         2005..................................       15,686
         2006..................................       13,510
         Thereafter............................       19,904
                                                    --------
                                                    $107,036
                                                    ========

         Rent expense for satellite space segment services, Internet access services, teleport services, office space and other equipment was approximately $1,042,000, $5,990,000 and $11,051,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

         Pursuant to several of NetSat's Internet access service agreements, NetSat is the lessor of satellite earth station equipment that are classified as operating leases and expire at various dates through 2004. Equipment under these operating leases are included in fixed assets in the accompanying consolidated balance sheets and have a net book value of approximately $610,000 and $289,000 at June 30, 2000 and 2001. At June 30, 2001, future minimum lease payments to be received from equipment under various operating leases are as follows (In thousands):

          2002.......................................  $  74
          2003.......................................      1
                                                       -----
                                                       $  75
                                                       =====

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (CONTINUED)



15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         During fiscal 2001, the Company entered into two thirty-six month operating lease agreements for satellite space segment transponders on two satellites that are expected to be launched and become operational during fiscal 2003. Future payments due on such agreements through fiscal 2006 are approximately $6,000,000. Such satellite space segment services will begin when the satellite transponders are commercially operational, as defined in the agreements.

Employment Agreements

        During January 1997, the Company entered into three-year employment agreements with two of its officers for an aggregate amount of $325,000 per year. Effective November 1998, 1999 and 2000, such employment agreements increased to an aggregate amount of $400,000, $423,000 and $516,000, respectively, per year. The Company will have certain obligations to the two officers if they are terminated for disability, cause or following a change in control. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement.

                             GLOBECOMM SYSTEMS INC.
                                 JUNE 30, 2001

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                                                    ADDITIONS
                                                       ------------------------------------
                                          BALANCE AT                      CHARGED TO OTHER
                                         BEGINNING OF  CHARGED TO COSTS       ACCOUNTS-       DEDUCTIONS-    BALANCE AT
      DESCRIPTION                          PERIOD        AND EXPENSES         DESCRIBE         DESCRIBE     END OF PERIOD
----------------------------------       ------------    ------------         ---------       -----------   -------------
Year ended June 30, 1999:
Reserves and allowances deducted
from asset accounts:
    Reserve for estimated doubtful
    accounts receivable ..............   $    40,000      $   100,000      $          -       $ (33,000)(a)  $   107,000
    Valuation allowance on
    deferred tax assets ..............     3,100,000                -         3,276,000(b)            -        6,376,000
                                         -----------      -----------      ------------       ---------      ------------
                                         $ 3,140,000      $   100,000      $  3,276,000       $ (33,000)     $ 6,483,000
                                         ===========      ===========      ============       =========      ===========

Year ended June 30, 2000:
Reserves and allowances
deducted from asset accounts:
    Reserve for estimated
    doubtful accounts receivable .....   $   107,000      $   360,000      $          -       $       -      $   467,000
    Valuation allowance on
    deferred tax assets ..............     6,376,000                -         3,282,000(b)            -        9,658,000
                                         -----------      -----------      ------------       ---------      ------------
                                         $ 6,483,000      $   360,000      $  3,282,000       $       -      $10,125,000
                                         ===========      ===========      ============       =========      ===========

Year ended June 30, 2001:
Reserves and allowances
deducted from asset accounts:
     Reserve for estimated
     doubtful accounts receivable ....   $   467,000      $   680,000      $          -       $ (82,000)(a)  $ 1,065,000
     Valuation allowance on
     deferred tax assets .............     9,658,000                -         7,743,000(b)            -       17,401,000
     Reserve on leased
     receivable balances .............             -        1,073,000                 -               -        1,073,000
                                         -----------      -----------      ------------       ---------      ------------
                                         $10,125,000      $ 1,753,000      $  7,743,000       $ (82,000)     $19,539,000
                                         ===========      ===========      ============       =========      ===========

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

10.19 Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (filed herewith).

21       Subsidiaries of the Registrant (filed herewith).

23       Consent of Independent Auditors (filed herewith).

* Confidential treatment granted for portions of this agreement.