Form 10-Q
period 2001-09-30
GLOBECOMM SYSTEMS INC
filed 2001-11-14
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2001, there were 12,717,846 shares outstanding of the Registrant's common stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                    Index to the September 30, 2001 Form 10-Q

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

            Consolidated Balance Sheets -- As of September 30, 2001 (unaudited) and June 30, 2001.................3

            Consolidated Statements of Operations (unaudited) -- For the three months ended
              September 30, 2001 and 2000.........................................................................4

            Consolidated Statement of Changes in Stockholders' Equity (unaudited) -- For the three months ended September 30, 2001............................................................................5

            Consolidated Statements of Cash Flows (unaudited) -- For the three months ended September 30, 2001 and 2000............................................................................................6

            Notes to Consolidated Financial Statements (unaudited)................................................7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................22


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

Item 2.     Changes in Securities and Use of Proceeds............................................................22

Item 3.     Defaults Upon Senior Securities......................................................................22

Item 4.     Submission of Matters to a Vote of Security Holders..................................................22

Item 5.     Other Information....................................................................................22

Item 6.     Exhibits and Reports on Form 8-K.....................................................................22

            Signatures...........................................................................................25

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    SEPTEMBER 30,          JUNE 30,
                                                                                        2001                 2001
                                                                                        ----                 ----
                                                                                    (UNAUDITED)            (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $    45,844          $    45,038
  Restricted cash                                                                           588                  588
  Accounts receivable, net                                                               20,780               25,337
  Inventories                                                                            12,305               15,285
  Prepaid expenses and other current assets                                                 668                  803
                                                                                    --------------------------------
Total current assets                                                                     80,185               87,051

Fixed assets, net                                                                        29,647               30,456
Goodwill and other assets, net                                                            7,483                7,492
                                                                                    --------------------------------
Total assets                                                                        $   117,315          $   124,999
                                                                                    ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $    11,802          $    15,317
  Deferred revenue                                                                        4,531                5,825
  Accrued payroll and related fringe benefits                                             1,226                  931
  Other accrued expenses                                                                  3,417                3,609
  Deferred liability                                                                        450                  300
  Capital lease obligations                                                                 440                  430
                                                                                    --------------------------------
Total current liabilities                                                                21,866               26,412

Deferred liability, less current portion                                                  3,191                3,341
Capital lease obligations, less current portion                                           9,991               10,105

Commitments and contingencies

Stockholders' equity:

  Series A Junior Participating, shares authorized, issued and outstanding:
   none at September 30, 2001 and June 30, 2001                                              --                   --
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
   12,865,591 at September 30, 2001 and June 30, 2001                                        13                   13

  Additional paid-in capital                                                            123,276              123,276
  Accumulated deficit                                                                   (39,845)             (36,997)
  Accumulated other comprehensive loss                                                      (83)                 (57)
  Treasury stock, at cost, 147,745 shares at September 30, 2001 and
        June 30, 2001                                                                    (1,094)              (1,094)
                                                                                    --------------------------------
Total stockholders' equity                                                               82,267               85,141
                                                                                    --------------------------------
Total liabilities and stockholders' equity                                          $   117,315          $   124,999
                                                                                    ================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                  --------------------------------------
                                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                                       2001                    2000
                                                                                  --------------------------------------
Revenues                                                                          $       24,220          $       26,444
Costs of revenues                                                                         21,399                  21,330
                                                                                  --------------------------------------
Gross profit                                                                               2,821                   5,114
                                                                                  --------------------------------------
Operating expenses:
      Network operations                                                                   1,349                     756
      Selling and marketing                                                                1,606                   2,096
      Research and development                                                               247                     210
      General and administrative                                                           2,647                   4,494
                                                                                  --------------------------------------
Total operating expenses                                                                   5,849                   7,556
                                                                                  --------------------------------------
Loss from operations                                                                      (3,028)                 (2,442)
Other income (expense):
      Interest income                                                                        423                     978
      Interest expense                                                                      (243)                 (1,951)
                                                                                  --------------------------------------
Loss before income taxes and minority interests in
   operations of consolidated subsidiary                                                  (2,848)                 (3,415)
Provision for income taxes                                                                    --                    (415)
                                                                                  --------------------------------------
Loss before minority interests in operations of consolidated subsidiary                   (2,848)                 (3,830)
Minority interests in operations of consolidated subsidiary                                   --                      37
                                                                                  --------------------------------------
Net loss                                                                          $       (2,848)         $       (3,793)
                                                                                  ======================================
Basic and diluted net loss per common share                                       $        (0.22)         $        (0.32)
                                                                                  ======================================
Weighted-average shares used in the calculation of basic and
    diluted net loss per common share                                                     12,718                  11,879
                                                                                  ======================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   ACCUMULATED
                                     COMMON STOCK     ADDITIONAL                      OTHER        TREASURY STOCK        TOTAL
                                    ---------------    PAID-IN      ACCUMULATED   COMPREHENSIVE  -------------------  STOCKHOLDERS'
                                    SHARES   AMOUNT    CAPITAL        DEFICIT     INCOME (LOSS)   SHARES    AMOUNT      EQUITY
                                    -----------------------------------------------------------------------------------------------
Balance at June 30, 2001            12,866   $  13     $123,276     $ (36,997)     $     (57)      148    $ (1,094)      $ 85,141
Comprehensive loss:
  Net loss                                                             (2,848)                                             (2,848)
  Gain from foreign currency
   translation                                                                            63                                   63
  Unrealized loss on
   available-for-sale equity
   securities                                                                            (89)                                 (89)
                                                                                                                        -----------
Total comprehensive loss                                                                                                   (2,874)
                                    -----------------------------------------------------------------------------------------------
Balance at September 30, 2001       12,866   $  13     $123,276     $ (39,845)     $     (83)      148    $ (1,094)      $ 82,267
                                    ===============================================================================================



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                   ---------------------------------------
                                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                                          2001                  2000
                                                                                   ---------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                           $       (2,848)         $       (3,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                           1,028                   2,366
    Provision for doubtful accounts                                                            63                     218
    Deferred income taxes                                                                      --                     415
    Internet access services                                                                   --                     (49)
    Minority interests in operations of consolidated subsidiary                                --                     (37)
    Stock compensation expense                                                                 --                      19
    Interest on capital lease obligations                                                      --                      17
    Changes in operating assets and liabilities:
       Accounts receivable                                                                  4,494                  (4,992)
       Inventories                                                                          2,980                  (2,603)
       Prepaid expenses and other current assets                                               46                     264
       Other assets                                                                             9                      34
       Accounts payable                                                                    (3,515)                  1,442
       Deferred revenue                                                                    (1,294)                    163
       Accrued payroll and related fringe benefits                                            295                     450
       Other accrued expenses                                                                (192)                   (519)
                                                                                   ---------------------------------------

Net cash provided by (used in) operating activities                                         1,066                  (6,605)
                                                                                   ---------------------------------------

INVESTING ACTIVITIES:
Purchases of fixed assets, net of non-cash capital lease expenditures                        (219)                 (1,261)
Restricted cash                                                                                --                     (77)
                                                                                   ---------------------------------------
Net cash used in investing activities                                                        (219)                 (1,338)
                                                                                   ---------------------------------------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                        --                      27
Payments under capital leases                                                                (104)                   (481)
                                                                                   ---------------------------------------

Net cash used in financing activities                                                        (104)                   (454)
                                                                                   ---------------------------------------

Effect of foreign currency translation on cash                                                 63                     (16)
Net increase (decrease) in cash and cash equivalents                                          806                  (8,413)
Cash and cash equivalents at beginning of period                                           45,038                  65,289
                                                                                   ---------------------------------------

Cash and cash equivalents at end of period                                         $       45,844          $       56,876
                                                                                   =======================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2002, or for any future period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2001 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2001.

Comprehensive loss

     Comprehensive loss for the three months ended September 30, 2001 of approximately $2,874,000 includes a foreign currency translation gain of approximately $63,000 and an unrealized loss on available-for-sale equity securities of approximately $89,000. The Company's comprehensive loss for the three months ended September 30, 2000 of approximately $3,809,000 includes a foreign currency translation loss of approximately $16,000.

Income Taxes

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the three months ended September 30, 2001 and the year ended June 30, 2001, the Company incurred a net loss, and accordingly, management provided a full valuation allowance for the net deferred tax assets. For the three months ended September 30 2000, the Company realized approximately $415,000 of deferred tax assets based on the amount of taxable income reported for such period.

2. GOODWILL AND OTHER ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain specified criteria. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. SFAS No. 142 also requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life.

     On July 1, 2001, the Company adopted the new rules on business combinations and accounting for goodwill and other intangible assets. The Company's previous business combinations were accounted for using the purchase method of accounting. Goodwill has a net carrying amount of approximately $7,441,000, net of accumulated amortization of $458,000 at September 30, 2001 and June 30, 2001. Application of the nonamortization provisions of SFAS No. 142 resulted in a decrease in net loss of approximately $215,000 ($.02 per diluted share) for the three months ended September 30, 2001 and is expected to result in a decrease in net loss of approximately $860,000 ($.07 per diluted share) for fiscal 2002. During the quarter ended September 30, 2001, the Company performed the first of the required impairment tests of goodwill and determined that no impairment losses have been deemed necessary.

     Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and net loss per diluted share would have been as follows:

                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                               2001                        2000
                                                                     -------------------------------------------------------
                                                                                       (UNAUDITED)
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Reported net loss                                                        $   (2,848)               $      (3,793)
   Add back goodwill amortization                                                    -                           39
                                                                     -------------------------------------------------------
   Adjusted net loss                                                        $   (2,848)               $      (3,754)
                                                                     =======================================================

   Basic and diluted net loss per common share:
          As reported                                                       $    (0.22)               $      (0.32)
          Goodwill amortization                                                      -                           -
                                                                     -------------------------------------------------------
          Adjusted basic and diluted net loss per common share              $    (0.22)               $      (0.32)
                                                                     =======================================================

3. RESTRUCTURING CHARGE

     During April 2001, in connection with management's plan to reduce costs and to improve NetSat's operating efficiencies, the Company recorded a restructuring charge of approximately $1,950,000 during the fourth quarter of fiscal year ended June 30, 2001. The restructuring charge is primarily associated with the discontinuance of certain NetSat product lines to enhance the Company's strategic redeployment of its consolidated operating activities, enabling the Company to offer its customers end-to-end satellite communications solutions while combining operations and reducing costs. At September 30, 2001 and June 30, 2001, approximately $250,000 and $500,000 of the restructuring charge is accrued and included in other accrued expenses in the accompanying consolidated balance sheets, respectively.

4. BASIC AND DILUTED NET LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the three months ended September 30, 2001 and 2000, excludes the effect of approximately 120,000 and 583,000 stock options and approximately 0 and 20,000 warrants, respectively, as their effect would have been anti-dilutive.

5. INVENTORIES

     Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value.

Inventories consist of the following:

                                                                 SEPTEMBER 30,               JUNE 30,
                                                                     2001                      2001
                                                                ----------------------------------------
                                                                  (UNAUDITED)                (AUDITED)
                                                                              (IN THOUSANDS)
  Raw materials and component parts                             $          567            $          608
  Work-in-progress                                                      11,738                    14,677
                                                                ----------------------------------------
                                                                $       12,305            $       15,285
                                                                ========================================


6. SEGMENT INFORMATION

     The Company operates through two business segments. Its Ground Segment Systems, Networks and Enterprise Solutions Segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions for the complex and changing communications requirements of its customers. Its Data Communications Services Segment, through its wholly-owned subsidiary NetSat Express Inc., is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

     The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

     The following is the Company's business segment information for the three months ended September 30, 2001 and 2000 and as of September 30, 2001 and June 30, 2001:

                                                                            THREE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                                     2001                       2000
                                                                ----------------------------------------
                                                                               (UNAUDITED)
                                                                              (IN THOUSANDS)
Revenues:
   Ground Segment Systems, Networks and
     Enterprise Solutions                                       $       18,936            $       20,657
   Data Communications Services                                          6,264                     6,801
   Intercompany eliminations                                              (980)                   (1,014)
                                                                --------------            --------------
Total revenues                                                  $       24,220            $       26,444
                                                                ==============            ==============

Loss from operations:
   Ground Segment Systems, Networks and
     Enterprise Solutions                                       $       (1,164)           $         (129)
   Data Communications Services                                         (1,867)                   (2,348)
Interest income                                                            423                       978
Interest expense                                                          (243)                   (1,951)
Provision for income taxes                                                  --                      (415)
Minority interests in operations of consolidated subsidiary                 --                        37
Intercompany eliminations                                                    3                        35
                                                                --------------            --------------
Net loss                                                        $       (2,848)           $       (3,793)
                                                                ==============            ==============

Depreciation and amortization:
   Ground Segment Systems, Networks and
     Enterprise Solutions                                       $          446            $          426
   Data Communications Services                                            585                     1,940
   Intercompany eliminations                                                (3)                       --
                                                                --------------            --------------
Total depreciation and amortization                             $        1,028            $        2,366
                                                                ==============            ==============

                                                                       THREE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                2001                        2000
                                                           -------------------------------------------
                                                                             (UNAUDITED)
                                                                           (IN THOUSANDS)
Expenditures for long-lived assets:
   Ground Segment Systems, Networks and
     Enterprise Solutions                                  $           139            $            509
   Data Communications Services                                         80                       1,409
                                                           ---------------            ----------------
Total expenditures for long-lived assets                   $           219            $          1,918
                                                           ===============            ================


                                                             SEPTEMBER 30,                JUNE 30,
                                                                2001                        2001
                                                             (UNAUDITED)                 (AUDITED)
                                                           -------------------------------------------
                                                                          (IN THOUSANDS)
Assets:
   Ground Segment Systems, Networks and
     Enterprise Solutions                                  $        130,040            $      136,103
   Data Communications Services                                      22,943                    21,985
   Intercompany eliminations                                        (35,668)                  (33,089)
                                                           ---------------            ----------------
Total assets                                               $        117,315            $      124,999
                                                           ================            ==============


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

     Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contracted losses are recognized as they become known. Costs of revenues consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. In addition, cost of revenues relating to Internet access service fees consists primarily of satellite space segment charges and Internet connectivity fees. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven day a week basis including personnel and related costs. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions. We anticipate that network operations expenses and research and development expenses will continue to increase during the next several years due to expected increases in personnel and related expenses to support our increasing service base.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

     Revenues. Revenues decreased by $2.2 million, or 8.4%, to $24.2 million for the three months ended September 30, 2001 compared to $26.4 million for the three months ended September 30, 2000. The decrease reflects a continuing difficult operating environment due to the global economic slowdown in the telecommunications industry.

     Gross Profit. Gross profit decreased by $2.3 million, or 44.8%, to $2.8 million for the three months ended September 30, 2001 from $5.1 million for the three months ended September 30, 2000. The decrease reflects less revenues generated due to the global economic slowdown. Gross profit as a percentage of revenues for the three months ended September 30, 2001, decreased to 11.6 %, compared to 19.3% for the same period in the preceding year. This decrease is attributable to an increase in costs of sales from the renegotiation of one of our capitalized lease arrangements to an operating lease arrangement in the fourth quarter of fiscal 2001 as well as a decrease in the utilization of network capacity. We expect our gross margins to decline in the future due to the under-utilization of satellite transponder space and the global economic slowdown in the telecommunications industry.

     Network Operations. Network operations expenses increased by $0.6 million, or 78.4%, to $1.3 million for the three months ended September 30, 2001 compared to $0.8 million for the three months ended September 30, 2000. The increase is due to the continuing expansion of our network operations center and related expenses to support the increasing service base.

     Selling and Marketing. Selling and marketing expenses decreased by $0.5 million, or 23.4%, to $1.6 million for the three months ended September 30, 2001 compared to $2.1 million for the three months ended September 30, 2000. This decrease is attributable to a cost reduction program, which included a reduction in work force partially offset by additional selling and marketing efforts relating to an increase in bid and proposal activity.

     Research and Development. Research and development expenses remained relatively consistent for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     General and Administrative. General and administrative expenses decreased by $1.8 million, or 41.1%, to $2.6 million for the three months ended September 30, 2001 compared to $4.5 million for the three months ended September 30, 2000. General and administrative expenses as a percentage of revenues decreased to 10.9% for the three months ended September 30, 2001 from 17.0% for the three months ended September 30, 2000. The decrease in general and administrative expenses is primarily due to reduced depreciation expense related to the renegotiation of one of our capitalized lease arrangements to an operating lease arrangement in the fourth quarter of fiscal 2001.

     Interest Income. Interest income decreased by $0.6 million, or 56.7%, to $0.4 million for the three months ended September 30, 2001 compared to $1.0 million for the three months ended September 30, 2000. The decrease is primarily the result of reduced cash and cash equivalents due to cash used in operating and investing activities during the fiscal year ended June 30, 2001 as well as a decline in interest rates.

     Interest Expense. Interest expense decreased by $1.7 million, or 87.5%, to $0.2 million for the three months ended September 30, 2001 compared to $2.0 million for the three months ended September 30, 2000. The decrease relates to the renegotiation of one of our capitalized lease arrangements to an operating lease arrangement in the fourth quarter of fiscal 2001.

     Provision for Income Taxes. Provision for income taxes decreased by $0.4 million, or 100.0%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. As the Company incurred a net loss for the three months ended September 30, 2001 and since the Company provided a full valuation allowance for the net deferred tax assets at June 30, 2001, no provision for income taxes was recorded during the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, we had working capital of $58.3 million, including cash and cash equivalents of $45.8 million, restricted cash of $0.6 million, net accounts receivable of $20.8 million, inventories of $12.3 million and prepaid expenses and other current assets of $0.7 million, offset by $11.8 million in accounts payable, $4.5 million in deferred revenue and $5.5 million in accrued expenses and other current liabilities.

     Net cash provided by operating activities during the three months ended September 30, 2001 was $1.1 million, which primarily relates to a decrease in accounts receivable of $4.4 million due to the timing of collections on certain contract billings and a decrease in inventories of $3.0 million due to the completion of certain jobs offset by a decrease in accounts payable of $3.5 million relating to the timing of vendor payments and the current period net loss of $2.8 million.

     The Company maintains a $5.0 million credit facility consisting of (1) a $2.0 million secured domestic line of credit and (2) a $3.0 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate (6.0% at September 30, 2001) plus 0.50% per annum and is collateralized by a first security interest on all our assets. The credit facility contains certain financial covenants, which we were in compliance with at September 30, 2001. As of September 30, 2001, no amounts were outstanding under this credit facility.

     We also lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2014. Future minimum lease payments due on these leases through September 30, 2002 are approximately $20.1 million.

     On November 7, 2001, the Board of Directors authorized a stock repurchase program of up to $2.0 million of the Company's outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. Timing, price, quantity and the manner of purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

     We expect that our cash and working capital requirements for our operating activities will continue to increase as we expand our operations. Management anticipates that we will experience negative cash flows due to continued operating losses by NetSat Express, Inc.

     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and communications services business, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through September 30, 2002. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. For example, recent terrorist attacks on the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities and operating activities of NetSat Express. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

CERTAIN BUSINESS CONSIDERATIONS

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

     We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $2.8 million for the three months ended September 30, 2001, $18.7 million during the fiscal year ended June 30, 2001 and $3.6 million during the fiscal year ended June 30, 2000. As of September 30, 2001, our accumulated deficit was approximately $39.8 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SINCE SALES OF SATELLITE COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, OUR REVENUE AND PROFITABILITY ARE LIKELY TO DECLINE.

     We derive, and expect to continue to derive, a significant amount of revenue from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not occur as we expect, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenue may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, general economic conditions have recently deteriorated and affected the overall rate of capital spending by our customers. Also, many companies are finding it increasingly difficult to raise capital to finish building their communications networks and therefore are placing fewer orders with our customers. We believe that the current economic slowdown may result in a softening of demand from our customers. We believe that this slowdown is generally the result of slower than forecasted growth in a number of key segments, including communications infrastructure equipment, resulting from a reduction in the capital spending of service providers. We cannot predict the extent to which this softening of demand will continue. Further, increased competition among satellite ground segment systems and networks manufacturers may lead to overcapacity and falling prices.

RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT OUR ABILITY TO EXPAND GLOBALLY AND HARM OUR BUSINESS AND PROSPECTS.

     We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future. We presently conduct our international sales in the following geographic areas:
Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are some risks inherent in conducting our business internationally, including:

o political and economic instability in international markets, as well as a result of the terrorist attacks in the United States on September 11, 2001 and the related outbreak of hostilities, could impede our ability to deliver our products and services to customers and harm our results of operations;

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

     NetSat Express' future revenues and results of operations are dependent on its execution of its business strategy and the development of the market for its current and future services. In particular, the current level of utilization of NetSat Express' transponder space continues to harm our results of operation, and our gross profit margins in particular. If NetSat does not substantially utilize its transponder space, our results of operations, and our gross profit margins in particular, will be further harmed. We cannot assure you that the transponder space will be substantially utilized.

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

     We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these and other foreign regions has adversely effected our results of operations for the fiscal year ended June 30, 2001 and the three months ended September 30, 2001. We expect that these negative trends will continue to adversely impact our results of operations.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

     Our future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

o general political and economic conditions in the United States and abroad as a result of the terrorist attacks on September 11, 2001 and the related outbreak of hostilities;

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

o    the competition in our markets; and

o difficult global economic conditions and the currency devaluations in international markets which have, and may continue to, adversely impact our quarterly results.

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

     In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc. and PanAmSat Corporation and Verestar, as well as other Internet services providers. In addition, we may compete with other communications service providers like Teleglobe, Inc. and MCI WorldCom Inc. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two to three years. These competitors have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in international markets, and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

     We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through September 30, 2002. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

     Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg, Kenneth Miller, Stephen Yablonski and Donald Woodring. The employment of any of our key personnel could cease at any time subject to prior notice.

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

     We currently have been granted two patents in the United States, for remote access to the Internet using satellites, and for satellite communication with automatic frequency control, and have two patent applications pending in the United States. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patents or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

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

THROUGH THEIR OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

     As of November 12, 2001, our officers and directors, and their affiliates beneficially own approximately 1.8 million shares, constituting approximately 13.5% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

o    changes in financial estimates or recommendations by security analysts; or

o general market conditions, including, but not limited to, results of the terrorist attacks on September 11, 2001 and the related outbreak of hostilities.

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

REGULATION OF THE INTERNET

     Due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States; for example, privacy regulations in 35 countries in Europe and content restrictions in countries including the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

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

     Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of September 30, 2001, we had no such foreign currency forward contracts.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          On November 7, 2001, the Board of Directors authorized a stock repurchase program of up to $2.0 million of the Company's outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. Timing, price, quantity and the manner of purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

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

10.1 Form of Registration Rights Agreement, dated as of February 1997 (incorporated by reference to exhibit 10.1 of the Registration Statement).

10.2 Form of Registration Rights Agreement, dated May 30, 1996 (incorporated by reference to exhibit 10.2 of the Registration Statement).

10.3 Form of Registration Rights Agreement, dated December 31, 1996, as amended (incorporated by reference to exhibit 10.3 of the Registration Statement).

10.4 Letter Agreement for purchase and sale of 199,500 shares of Common Stock, dated November 9, 1995 between the Company and Thomson-CSF (incorporated by reference to exhibit 10.4 of the Registration Statement).

10.5 Investment Agreement, dated February 12, 1996 by and between Shiron Satellite Communications (1996) Ltd. and the Company (incorporated by reference to exhibit 10.5 of the Registration Statement).

10.6* Stock Purchase Agreement, dated as of August 30, 1996 by and between C-Grams Unlimited Inc. and the Company (incorporated by reference to exhibit 10.6 of the Registration Statement).

10.7 Memorandum of Understanding, dated December 18, 1996 by and between NetSat Express, Inc. and Applied Theory Communications, Inc. (incorporated by reference to exhibit 10.7 of the Registration Statement).

10.8 Stock Purchase Agreement, dated as of August 23, 1996 by and between NetSat Express, Inc. and Hughes Network Systems, Inc. (incorporated by reference to exhibit 10.8 of the Registration Statement).

10.9     Employment Agreement, dated as of October 9, 2001, by and between David
         E. Hershberg and the Company (filed herewith).

10.10 Employment Agreement, dated as of October 9, 2001, by and between Kenneth A. Miller and the Company (filed herewith).

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

10.13 Investment Agreement, dated August 21, 1998 by and between McKibben Communications LLC and the Company (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

10.14    1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         99.8 of the Company's Registration Statement on Form S-8, File No. 333-70527, filed on January 13, 1999).

10.15 Rights Agreement, dated as of December 3, 1998, between American Stock Transfer and Trust Company and the Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Company's Current Report on Form 8-K dated December 3, 1998).

10.16 Common Stock Purchase Agreement, dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation (incorporated by reference to
         Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.17 Series A Preferred Stock Purchase Agreement, dated August 11, 1999 between NetSat Express, Inc. and George Soros (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.18 Common Stock Purchase Agreement, dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems, Inc. and Reuters Holdings Switzerland SA (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30,
         1999).

10.19    Negotiable Promissory Note, dated April 1, 2001, by and between Donald
         G. Woodring and the Company (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended June 30,
         2001).

10.20 Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Company (filed herewith).

10.21 Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Company (filed herewith).

10.22 Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Company (filed herewith).

10.23    Employment Agreement, dated as of October 9, 2001, by and between Paul
         J. Johnson and the Company (filed herewith).

10.24 Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Company (filed herewith).

10.25 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between David E. Hershberg and the Company (filed herewith).

10.26 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Company (filed herewith).

*   Confidential treatment granted for portions of this agreement.

         (b)   Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBECOMM SYSTEMS INC.
                                        (Registrant)


Date: November 14, 2001                 /s/ David E. Hershberg
                                        ----------------------

                                        David E. Hershberg
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors



Date: November 14, 2001                 /s/ Andrew C. Melfi
                                        -------------------

                                        Andrew C. Melfi
                                        Vice President and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

Index to Exhibits:

Exhibit No.
------------
3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

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

10.1 Form of Registration Rights Agreement, dated as of February 1997 (incorporated by reference to exhibit 10.1 of the Registration Statement).

10.2 Form of Registration Rights Agreement, dated May 30, 1996 (incorporated by reference to exhibit 10.2 of the Registration Statement).

10.3 Form of Registration Rights Agreement, dated December 31, 1996, as amended (incorporated by reference to exhibit 10.3 of the Registration Statement).

10.4 Letter Agreement for purchase and sale of 199,500 shares of Common Stock, dated November 9, 1995 between the Company and Thomson-CSF (incorporated by reference to exhibit 10.4 of the Registration Statement).

10.5 Investment Agreement, dated February 12, 1996 by and between Shiron Satellite Communications (1996) Ltd. and the Company (incorporated by reference to exhibit 10.5 of the Registration Statement).

10.6* Stock Purchase Agreement, dated as of August 30, 1996 by and between C-Grams Unlimited Inc. and the Company (incorporated by reference to exhibit 10.6 of the Registration Statement).

10.7 Memorandum of Understanding, dated December 18, 1996 by and between NetSat Express, Inc. and Applied Theory Communications, Inc. (incorporated by reference to exhibit 10.7 of the Registration Statement).

10.8 Stock Purchase Agreement, dated as of August 23, 1996 by and between NetSat Express, Inc. and Hughes Network Systems, Inc. (incorporated by reference to exhibit 10.8 of the Registration Statement).

10.9     Employment Agreement, dated as of October 9, 2001, by and between David
         E. Hershberg and the Company (filed herewith).

10.10 Employment Agreement, dated as of October 9, 2001, by and between Kenneth A. Miller and the Company (filed herewith).

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

10.13 Investment Agreement, dated August 21, 1998 by and between McKibben Communications LLC and the Company (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

10.14    1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         99.8 of the Company's Registration Statement on Form S-8, File No. 333-70527, filed on January 13, 1999).

10.15 Rights Agreement, dated as of December 3, 1998, between American Stock Transfer and Trust Company and the Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Company's Current Report on Form 8-K dated December 3, 1998).

10.16 Common Stock Purchase Agreement, dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation (incorporated by reference to
         Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.17 Series A Preferred Stock Purchase Agreement, dated August 11, 1999 between NetSat Express, Inc. and George Soros (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.18 Common Stock Purchase Agreement, dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems, Inc. and Reuters Holdings Switzerland SA (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30,
         1999).

10.19    Negotiable Promissory Note, dated April 1, 2001, by and between Donald
         G. Woodring and the Company (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended June 30,
         2001).

10.20 Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Company (filed herewith).

10.21 Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Company (filed herewith).

10.22 Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Company (filed herewith).

10.23    Employment Agreement, dated as of October 9, 2001, by and between Paul
         J. Johnson and the Company (filed herewith).

10.24 Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Company (filed herewith).

10.25 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between David E. Hershberg and the Company (filed herewith).

10.26 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Company (filed herewith).

*   Confidential treatment granted for portions of this agreement.