Form 10-Q
period 2001-12-31
GLOBECOMM SYSTEMS INC
filed 2002-02-14
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of February 12, 2002, there were 12,753,268 shares outstanding of the Registrant's common stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                    Index to the December 31, 2001 Form 10-Q

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

            Consolidated Balance Sheets -- As of December 31, 2001 (unaudited) and June 30, 2001..................3

            Consolidated Statements of Operations (unaudited) -- For the three and six months ended
              December 31, 2001 and 2000..........................................................................4

            Consolidated Statement of Changes in Stockholders' Equity (unaudited) -- For the six months ended December 31, 2001.............................................................................5

            Consolidated Statements of Cash Flows (unaudited) -- For the six months ended
              December 31, 2001 and 2000..........................................................................6

            Notes to Consolidated Financial Statements (unaudited)................................................7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................23



                          Part II -- Other Information

Item 1.     Legal Proceedings....................................................................................23

Item 2.     Changes in Securities and Use of Proceeds............................................................23

Item 3.     Defaults Upon Senior Securities......................................................................23

Item 4.     Submission of Matters to a Vote of Security Holders..................................................23

Item 5.     Other Information....................................................................................24

Item 6.     Exhibits and Reports on Form 8-K.....................................................................24

            Signatures...........................................................................................27

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31,      JUNE 30,
                                                                               ------------      --------
                                                                                  2001             2001
                                                                                  ----             ----
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $42,485         $45,038
  Restricted cash                                                                    809             588
  Accounts receivable, net                                                        25,346          25,337
  Inventories                                                                     11,162          15,285
  Prepaid expenses and other current assets                                        1,208             803
                                                                              ------------------------------
Total current assets                                                              81,010          87,051

Fixed assets, net                                                                 28,915          30,456
Goodwill and other assets, net                                                     7,445           7,492
                                                                              ------------------------------
Total assets                                                                    $117,370        $124,999
                                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 14,248        $ 15,317
  Deferred revenue                                                                 5,598           5,825
  Accrued payroll and related fringe benefits                                        949             931
  Other accrued expenses                                                           3,081           3,609
  Deferred liability                                                                 600             300
  Capital lease obligations                                                          450             430
                                                                              ------------------------------
Total current liabilities                                                         24,926          26,412

Deferred liability, less current portion                                           3,041           3,341
Capital lease obligations, less current portion                                    9,875          10,105

Commitments and contingencies

Stockholders' equity:
  Series A Junior Participating, shares authorized, issued and outstanding:
   none at December 31, 2001 and June 30, 2001                                        --              --
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
   12,902,738 at December 31, 2001 and 12,865,591 at June 30, 2001                    13              13
  Additional paid-in capital                                                     123,510         123,276
  Accumulated deficit                                                            (42,896)        (36,997)
  Accumulated other comprehensive income (loss)                                        3             (57)
  Treasury stock, at cost, 149,745 shares at December 31, 2001 and 147,745 at
   June 30, 2001                                                                  (1,102)         (1,094)
                                                                              ------------------------------
Total stockholders' equity                                                        79,528          85,141
                                                                              ------------------------------
Total liabilities and stockholders' equity                                      $117,370        $124,999
                                                                              ==============================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      --------------------------------------    ----------------------------------
                                                         DECEMBER 31,        DECEMBER 31,          DECEMBER 31,      DECEMBER 31,
                                                             2001                2000                  2001              2000
                                                      --------------------------------------    ----------------------------------
Revenues                                                  $22,647             $26,824               $46,867           $53,268
Costs of revenues                                          19,857              20,664                41,256            41,994
                                                      --------------------------------------    ----------------------------------
Gross profit                                                2,790               6,160                 5,611            11,274
                                                      --------------------------------------    ----------------------------------
Operating expenses:
      Network operations                                    1,411               1,381                 2,760             2,137
      Selling and marketing                                 1,615               1,944                 3,221             4,040
      Research and development                                173                 157                   420               367
      General and administrative                            2,655               4,537                 5,302             9,031
                                                      --------------------------------------    ----------------------------------
Total operating expenses                                    5,854               8,019                11,703            15,575
                                                      --------------------------------------    ----------------------------------
Loss from operations                                       (3,064)             (1,859)               (6,092)           (4,301)
Other income (expense):
      Interest income                                         254                 868                   677             1,846
      Interest expense                                       (241)             (2,077)                 (484)           (4,028)
      Gain on sale of investment                               --                 304                    --               304
                                                      --------------------------------------    ----------------------------------
Loss before income taxes and minority interests in
   operations of consolidated subsidiary                   (3,051)             (2,764)               (5,899)           (6,179)
Provision for income taxes                                     --                (580)                   --              (995)
                                                      --------------------------------------    ----------------------------------
Loss before minority interests in operations of
   consolidated subsidiary                                 (3,051)             (3,344)               (5,899)           (7,174)
Minority interests in operations of consolidated
   subsidiary                                                  --                (555)                   --              (518)
                                                      --------------------------------------    ----------------------------------
Net loss                                                  $(3,051)            $(3,899)              $(5,899)          $(7,692)
                                                      ======================================    ==================================

Basic and diluted net loss per common share               $ (0.24)            $ (0.33)              $ (0.46)          $ (0.65)
                                                      ======================================    ==================================
Weighted-average shares used in the calculation of
   basic and diluted net loss per common share             12,719              11,890                12,718            11,885
                                                      ======================================    ==================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              ACCUMULATED
                                     COMMON STOCK    ADDITIONAL                  OTHER        TREASURY STOCK        TOTAL
                                    ---------------   PAID-IN   ACCUMULATED  COMPREHENSIVE  -------------------  STOCKHOLDERS'
                                    SHARES  AMOUNT    CAPITAL     DEFICIT    INCOME (LOSS)   SHARES     AMOUNT      EQUITY
                                    ------------------------------------------------------------------------------------------
Balance at June 30, 2001            12,866   $  13   $123,276   $ (36,997)           $(57)      148   $ (1,094)   $ 85,141
Proceeds from exercise of
  stock options                          7      --         25          --              --        --         --          25
Issuance of common stock in
  connection with employee
  stock purchase plan                   30      --        154          --              --        --         --         154
Stock options granted for
  services                              --      --         55          --              --        --         --          55
Purchase of treasury stock              --      --         --          --              --         2         (8)         (8)
Comprehensive loss:
  Net loss                              --      --         --      (5,899)             --        --         --      (5,899)
  Gain from foreign currency
   translation                          --      --         --          --              60        --         --          60
Total comprehensive loss                --      --         --          --              --        --         --      (5,839)
                                    ------------------------------------------------------------------------------------------
Balance at December 31, 2001        12,903   $  13   $123,510   $ (42,896)           $  3       150   $ (1,102)   $ 79,528
                                    ==========================================================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                               ---------------------------------------
                                                                                  DECEMBER 31,         DECEMBER 31,
                                                                                      2001                 2000
                                                                               ---------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                        $     (5,899)       $    (7,692)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      1,955              4,840
    Provision for doubtful accounts                                                      120                341
    Stock compensation expense                                                            55                 37
    Deferred income taxes                                                                 --                995
    Gain on sale of investment                                                            --               (304)
    Minority interests in operations of consolidated subsidiary                           --                518
    Interest on capital lease obligations                                                 --                486
    Changes in operating assets and liabilities:
       Accounts receivable                                                               (55)            (6,620)
       Inventories                                                                     4,147                385
       Prepaid expenses and other current assets                                        (405)              (812)
       Other assets                                                                       47                505
       Accounts payable                                                               (1,083)            (2,120)
       Deferred revenue                                                                 (258)             1,669
       Accrued payroll and related fringe benefits                                        18                 93
       Other accrued expenses                                                           (532)                26
                                                                               ---------------------------------------
Net cash used in operating activities                                                 (1,890)            (7,653)
                                                                               ---------------------------------------

INVESTING ACTIVITIES:
Purchases of fixed assets, net of non-cash capital lease expenditures                   (413)            (4,720)
Restricted cash                                                                         (221)              (336)
Proceeds from sale of investment                                                          --                204
                                                                               ---------------------------------------

Net cash used in investing activities                                                   (634)            (4,852)
                                                                               ---------------------------------------
FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                   25                196
Proceeds from sale of common stock in connection with employee
   stock purchase plan                                                                   154                194
Payments under capital leases                                                           (210)              (192)
Purchase of treasury stock                                                                (8)                 -
                                                                               ---------------------------------------
Net cash (used in) provided by financing activities                                      (39)               198
                                                                               ---------------------------------------
Effect of foreign currency translation on cash                                            10                (27)
Net decrease in cash and cash equivalents                                             (2,553)           (12,334)
Cash and cash equivalents at beginning of period                                      45,038             65,289
                                                                               ---------------------------------------
Cash and cash equivalents at end of period                                      $     42,485        $    52,955
                                                                               =======================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2002, or for any future period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2001 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2001.

Comprehensive loss

         Comprehensive loss for the three and six months ended December 31, 2001 of approximately $2,965,000 and $5,839,000 includes a foreign currency translation (loss) gain of approximately ($3,000) and $60,000 and an unrealized gain on available-for-sale equity securities of approximately $89,000 and $0 for the three and six months ended December 31, 2001, respectively. The Company's comprehensive loss for the three and six months ended December 31, 2000 of approximately $3,939,000 and $7,748,000 includes a foreign currency translation loss of approximately $11,000 and $27,000 and an unrealized loss on available-for-sale equity securities of approximately $29,000 and $29,000 for the three and six months ended December 31, 2000, respectively.

Income Taxes

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the three and six months ended December 31, 2001 and the year ended June 30, 2001, the Company incurred a net loss, and accordingly, management provided a full valuation allowance for the net deferred tax assets. For the three and six months ended December 31 2000, the Company realized approximately $580,000 and $995,000, respectively, of deferred tax assets based on projected fiscal 2001 taxable income.

2. GOODWILL AND OTHER ASSETS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain specified criteria. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. SFAS No. 142 also requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life.

         On July 1, 2001, the Company adopted the new rules on business combinations and accounting for goodwill and other intangible assets. The Company's previous business combinations were accounted for using the purchase method of accounting. Goodwill has a net carrying amount of approximately $7,441,000 at December 31, 2001. Application of the nonamortization provisions of SFAS No. 142 is expected to result in a decrease in net loss of approximately $860,000, or $.07 per diluted share, for all of fiscal 2002. The Company has completed its assessment of the assets impacted by the adoption of SFAS No. 142, and based upon such review, no impact to the carrying value of goodwill was identified.

         Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and net loss per basic and diluted share would have been as follows:

                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    ------------------------------------    ------------------------------------
                                                       DECEMBER 31,      DECEMBER 31,         DECEMBER 31,       DECEMBER 31,
                                                           2001              2000                 2001               2000
                                                    ------------------------------------    ------------------------------------
                                                                                  (UNAUDITED)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Reported net loss                                      $(3,051)         $(3,899)              $(5,899)         $(7,692)
   Add back goodwill amortization                              --               39                    --               78
                                                    ------------------------------------    ----------------------------------
   Adjusted net loss                                      $(3,051)         $(3,860)              $(5,899)         $(7,614)
                                                    ====================================    ==================================
   Basic and diluted net loss per common share:
          As reported                                     $ (0.24)         $ (0.33)              $ (0.46)         $ (0.65)
          Goodwill amortization                                --             0.01                    --             0.01
                                                    ------------------------------------    ----------------------------------
          Adjusted basic and diluted net loss per
              common share                                $ (0.24)         $ (0.32)              $ (0.46)         $ (0.64)
                                                    ====================================    ==================================

3. RESTRUCTURING CHARGE

         In connection with management's plan to reduce costs and to improve NetSat's operating efficiencies, the Company recorded a restructuring charge of approximately $1,950,000 during the fourth quarter of fiscal year ended June 30, 2001. The restructuring charge is primarily associated with the discontinuance of certain NetSat product lines to enhance the Company's strategic redeployment of its consolidated operating activities, enabling the Company to offer its customers end-to-end satellite communications solutions while combining operations and reducing costs. Through December 31, 2001, $1,700,000 was charged against the restructuring accrual leaving a balance of approximately $250,000 at December 31, 2001.

4. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the three and six months ended December 31, 2001, excludes the effect of approximately 66,000 and 108,000 stock options, respectively, as their effect would have been anti-dilutive. Diluted net loss per share for the three and six months ended December 31, 2000, excludes the effect of approximately 286,000 and 433,000 stock options and approximately 3,000 and 13,000 warrants, respectively, as their effect would have been anti-dilutive.

5. INVENTORIES

         Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value.

Inventories consist of the following:

                                             DECEMBER 31,       JUNE 30,
                                                 2001             2001
                                           -------------------------------
                                             (UNAUDITED)
                                                    (IN THOUSANDS)

Raw materials and component parts          $         595     $       608
Work-in-progress                                  10,567          14,677
                                           -------------------------------
                                           $      11,162     $    15,285
                                           ===============================

 6. SEGMENT INFORMATION

         The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions for the complex and changing communications requirements of its customers. Its data communications services segment, through its wholly owned subsidiary NetSat Express Inc., is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

         The following is the Company's business segment information for the three and six months ended December 31, 2001 and 2000 and as of December 31, 2001 and June 30, 2001:

                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               DECEMBER 31,    DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                                   2001            2000               2001            2000
                                             -------------------------------    --------------------------------
                                                                       (IN THOUSANDS)
                                                        (UNAUDITED)                     (UNAUDITED)
Revenues:
   Ground segment systems, networks and
     enterprise solutions                       $  17,627        $22,878            $ 36,563        $ 43,535
   Data communications services                     5,808          7,056              12,072          13,857
   Intercompany eliminations                         (788)        (3,110)             (1,768)         (4,124)
                                             ---------------  --------------    -----------------  -------------
Total revenues                                  $  22,647        $26,824            $ 46,867        $ 53,268
                                             ===============  ==============    =================  =============
Loss from operations:
   Ground segment systems, networks and
     enterprise solutions                       $  (1,459)       $   (62)           $ (2,623)       $   (191)
   Data communications services                    (1,605)        (1,743)             (3,472)         (4,091)
Interest income                                       254            868                 677           1,846
Interest expense                                     (241)        (2,077)               (484)         (4,028)
Gain on sale of investment                              -            304                   -             304
Provision for income taxes                              -           (580)                  -            (995)
Minority interests in operations of
  consolidated subsidiary                               -           (555)                  -            (518)
Intercompany eliminations                               -            (54)                  3             (19)
                                             ---------------  --------------    -----------------  -------------
Net loss                                        $  (3,051)       $(3,899)           $ (5,899)       $ (7,692)
                                             ===============  ==============    =================  =============

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 DECEMBER 31,     DECEMBER 31,     DECEMBER 31,       DECEMBER 31,
                                                     2001            2000             2001               2000
                                                --------------------------------  -----------------------------------
                                                                          (IN THOUSANDS)
                                                          (UNAUDITED)                        (UNAUDITED)
Depreciation and amortization:
   Ground segment systems, networks and
     enterprise solutions                       $      446      $         426     $       892        $     852
   Data communications services                        484              2,051           1,069            3,991
   Intercompany eliminations                            (3)                (3)             (6)              (3)
                                                ------------    -------------     ---------------    -------------
Total depreciation and amortization             $      927      $       2,474     $     1,955        $   4,840
                                                ============    =============     ===============    =============

Expenditures for long-lived assets:
   Ground segment systems, networks and
     enterprise solutions                       $      159      $         916     $       298        $   1,425
   Data communications services                         35              2,670             115            4,079
   Intercompany eliminations                            --               (126)             --             (126)
                                                ------------    -------------     ---------------    -------------
Total expenditures for long-lived assets        $      194      $       3,460     $       413        $   5,378
                                                ============    =============     ===============    =============

                                                 DECEMBER 31,      JUNE 30,
                                                     2001            2001
                                                 (UNAUDITED)
                                              ------------------ --------------
                                                          (IN THOUSANDS)
Assets:
   Ground segment systems, networks and
     enterprise solutions                     $     132,944      $  136,103
   Data communications services                      22,304          21,985
   Intercompany eliminations                        (37,878)        (33,089)
                                              ------------------ -----------
Total assets                                  $     117,370      $  124,999
                                              ================== ===========

7. RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). The basis for recognition and measurement model under SFAS No. 121 for assets held for use and held for sale has been retained. SFAS No. 144 removes goodwill from its scope, thus eliminating SFAS No. 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of SFAS No. 141 and 142 on business combinations and other intangible assets. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. This new statement is effective for financial statements issued for fiscal years beginning after December 31, 2001 and is to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on the Company's financial position, result of operations or liquidity.

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

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2001 and 2000

         Revenues. Revenues decreased by $4.2 million, or 15.6%, to $22.6 million for the three months ended December 31, 2001 and decreased by $6.4 million, or 12.0% to $46.9 million for the six months ended December 31, 2001 compared to $26.8 million and $53.3 million for the three and six months ended December 31, 2000. The decrease reflects the uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects.

         Gross Profit. Gross profit decreased by $3.4 million, or 54.7%, to $2.8 million for the three months ended December 31, 2001 and decreased by $5.7 million or 50.2%, to $5.6 million for the six months ended December 31, 2001 from $6.2 million and $11.3 million for the three and six months ended December 31, 2000. Gross profit as a percentage of revenues for the three months ended December 31, 2001, decreased to 12.3%, compared to 23.0% for the three months ended December 31, 2000 and for the six months ended December 31, 2001 decreased to 12.0% compared to 21.2% for the six months ended December 31, 2000. This decrease is attributable to a lower revenue base resulting from the delay or cancellation of projects and certain unutilized satellite transponder capacity. We expect our gross margins to decline in the future due to the under-utilization of satellite transponder space and the global economic slowdown in the telecommunications industry.

         Network Operations. Network operations expenses remained relatively consistent at $1.4 million for the three months ended December 31, 2001 and 2000 and increased by $0.6 million, or 29.2%, to $2.8 million, for the six months ended December 31, 2001 compared to $2.1 million for the comparable six months ended December 31, 2000. The increase is due to the continuing expansion of our network operations center and related expenses to support the service base.

         Selling and Marketing. Selling and marketing expenses decreased by $0.3 million, or 16.9%, to $1.6 million for the three months ended December 31, 2001 and decreased by $0.8 million, or 20.3%, to $3.2 million, for the six months ended December 31, 2001 compared to $1.9 million and $4.0 million for the comparable three and six months ended December 31, 2000. This decrease is attributable to a cost reduction program, which included a reduction in work force partially offset by additional selling and marketing efforts, which included the addition of a Corporate Vice President of Sales and Marketing.

         Research and Development. Research and development expenses remained relatively consistent at $0.2 million and $0.4 million, respectively, for the three and six months ended December 31, 2001 and 2000.

         General and Administrative. General and administrative expenses decreased by $1.9 million, or 41.5%, to $2.7 million for the three months ended December 31, 2001 and decreased by $3.7 million, or 41.3%, to $5.3 million, for the six months ended December 31, 2001 compared to $4.5 million and $9.0 million for the comparable three and six months ended December 31, 2000. General and administrative expenses as a percentage of revenues for the three months ended December 31, 2001 decreased to 11.7% compared to 16.9% for the three months ended December 31, 2000 and decreased for the six months ended December 31, 2001 to 11.3% compared to 17.0% for the six months ended December 31, 2000. The decrease in general and administrative expenses is primarily due to reduced depreciation expense related to the renegotiation of one of our capitalized lease arrangements to an operating lease arrangement in the fourth quarter of fiscal 2001.

         Interest Income. Interest income decreased by $0.6 million, or 70.7%, to $0.3 million for the three months ended December 31, 2001 compared to $0.9 million for the three months ended December 31, 2000, and decreased by $1.2 million, or 63.3%, to $0.7 million for the six months ended December 31, 2001 compared to $1.8 million for the six months ended December 31, 2000. The decrease is primarily the result of a decline in interest rates and reduced cash balances due to cash used in operations during the six months ended December 31, 2001 and the fiscal year ended June 30, 2001.

         Interest Expense. Interest expense decreased by $1.8 million, or 88.4%, to $0.2 million for the three months ended December 31, 2001 compared to $2.1 million for the three months ended December 31, 2000, and decreased by $3.5 million, or 88.0%, to $0.5 million for the six months ended December 31, 2001 compared to $4.0 million for the six months ended December 31, 2000. The decrease primarily relates to the renegotiation of capitalized lease arrangements to operating lease arrangements in the fourth quarter of fiscal 2001.

         Gain on Sale of Investment. The gain on sale of investment of $0.3 million during the second quarter of fiscal 2001 relates to the sale of our interest in a cost method investment.

         Provision for Income Taxes. Provision for income taxes decreased by $0.6 million, or 100.0%, for the three months ended December 31, 2001 and decreased $1.0 million, or 100%, for the six months ended December 31, 2001 compared to the three and six months ended December 31, 2000. As the Company incurred a net loss for the three and six months ended December 31, 2001 and the Company provided a full valuation allowance for its net deferred tax assets, accordingly no provision for income taxes was recorded during fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had working capital of $56.1 million, including cash and cash equivalents of $42.5 million, restricted cash of $0.8 million, net accounts receivable of $25.3 million, inventories of $11.2 million and prepaid expenses and other current assets of $1.2 million, offset by $14.2 million in accounts payable, $5.6 million in deferred revenue and $5.1 million in accrued expenses and other current liabilities.

     Net cash used in operating activities during the six months ended December 31, 2001 was $1.9 million, which primarily relates to the current period net loss of $5.9 million offset by a decrease in inventories of $4.1 million due to the completion of certain jobs.

     Net cash used in investing activities during the six months ended December 31, 2001 was $0.6 million. During the six months ended December 31, 2001, we used cash of $0.4 million to purchase fixed assets primarily related to the continuing expansion of the network operations center in order to support the Company's service base.

     Effective December 15, 2001, the Company modified its bank agreement and increased the credit facility to $5.4 million from $5.0 million. The modified credit facility, which has substantially the same terms as the previous facility consists of (1) a $2.0 million secured domestic line of credit and (2) a $3.4 million secured export-import guaranteed line of credit. Each line of credit bears interest at the prime rate (4.75% at December 31, 2001) plus 0.50% per annum and is collateralized by a first security interest on all our assets. The credit facility, which expires on February 15, 2002, contains certain financial covenants, which the Company was in compliance with at December 31, 2001. While the Company intends to renew this credit facility, there can be no assurances that it will renew such facility, or that, if renewed, it will contain terms and conditions favorable to the Company. As of December 31, 2001, no amounts were outstanding under this credit facility.

     We also lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2007. Future minimum lease payments due on these leases through December 31, 2002 are approximately $19.4 million.

     On November 7, 2001, the Board of Directors authorized a stock repurchase program of up to $2.0 million of the Company's outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. On November 15, 2001, the Company repurchased 2,000 shares at a price of $4.45 per share. The timing, price, quantity and manner of future purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

     We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates that we will experience negative cash flows due to continued operating losses by NetSat Express, Inc. as a result of a decrease in orders and continued under-utilization of satellite transponder space.

     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and communications services business, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through December 31, 2002. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. For example, recent terrorist attacks on the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities and operating activities of NetSat Express. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

CERTAIN BUSINESS CONSIDERATIONS

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $5.9 million for the six months ended December 31, 2001, $18.7 million during the fiscal year ended June 30, 2001 and $3.6 million during the fiscal year ended June 30, 2000. As of December 31, 2001, our accumulated deficit was approximately $42.9 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SINCE SALES OF SATELLITE COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, OUR REVENUE AND PROFITABILITY ARE LIKELY TO DECLINE.

         We derive, and expect to continue to derive, a significant amount of revenue from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not occur as we expect, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenue may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, general economic conditions have recently deteriorated and affected the overall rate of capital spending by our customers. Also, many companies are finding it increasingly difficult to raise capital to finish building their communications networks and therefore are placing fewer orders with our customers. The current economic slowdown has resulted in a softening of demand from our customers. We believe that this slowdown is generally the result of slower than forecasted growth in a number of key segments, including communications infrastructure equipment, resulting from a reduction in the capital spending of service providers. We cannot predict the extent to which this softening of demand will continue. Further, increased competition among satellite ground segment systems and networks manufacturers may lead to overcapacity and falling prices.

RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT OUR ABILITY TO EXPAND GLOBALLY AND HARM OUR BUSINESS AND PROSPECTS.

         We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future. We presently conduct our international sales in the following geographic areas:
Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are some risks inherent in conducting our business internationally, including:

o general political and economic instability in international markets, as well as a result of the terrorist attacks in the United States on September 11, 2001 and the related outbreak of hostilities, could impede our ability to deliver our products and services to customers and harm our results of operations;

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

IF NETSAT EXPRESS DOES NOT EXECUTE ITS BUSINESS STRATEGY OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN IT EXPECTS, OUR RESULTS OF OPERATIONS WILL BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY AFFECTED.

     NetSat Express' future revenues and results of operations are dependent on its execution of its business strategy and the development of the market for its current and future services. In particular, the current level and manner of utilization of NetSat Express' transponder space as well as a decrease in orders currently being experienced continues to harm our results of operation, and our gross profit margins in particular. If NetSat does not efficiently and substantially utilize its transponder space capacity or increase its level of orders, our results of operations, and our gross profit margins in particular, will be harmed. We cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized.

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

         We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate, adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services and the decrease in bookings received by us from these foreign regions has adversely effected our results of operations for the six months ended December 31, 2001 and the fiscal year ended June 30, 2001. We expect that these negative trends will continue to adversely impact our results of operations.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through December 31, 2002. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

WE ANTICIPATE SIGNIFICANT REVENUES FROM FOUR CONTRACTS AND A MODIFICATION OR TERMINATION OF ALL OR ANY OF THESE CONTRACTS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We have agreements with four customers to provide equipment and services, which we expect to generate substantial revenues. If any of these customers are unable to implement their business plans, the market for their services declines, or all or any of the customers modifies or terminates its agreement with us, our results of operations and financial condition would be harmed.

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

         Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg, Kenneth Miller, Patrick Flemming, Stephen Yablonski and Donald Woodring. The employment of any of our key personnel could cease at any time subject to prior notice.

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

THROUGH THEIR OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

         As of February 12, 2002, our officers and directors, and their affiliates beneficially own approximately 1.8 million shares, constituting approximately 13.6% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

WE RELY ON NETSAT EXPRESS, OUR WHOLLY OWNED SUBSIDIARY, FOR OUR MAIN SUPPLY OF SPACE SEGMENT ON SATELLITES. IF ITS BUSINESS FAILS OR WE ARE OTHERWISE UNABLE TO CONTINUE TO RELY ON NETSAT EXPRESS FOR THIS SUPPLY, OUR BUSINESS MAY BE HARMED.

         We currently depend on NetSat Express for a majority of our transponder space on satellites. We do not have a long-term agreement in place with NetSat Express, as most of our needs are filled on a purchase order basis. If NetSat Express is unable to develop its business or if we are unable to continue to rely on its supply for space segment, then we will have to find alternative suppliers. If we are unable to find another supplier of transponder space or if we are unable to find one on terms favorable to us, then our business may be harmed.

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


RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO MANY GOVERNMENT REGULATIONS, AND FAILURE TO COMPLY WITH THEM WILL HARM OUR BUSINESS.

OPERATIONS AND USE OF SATELLITES

         We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the Act), and the rules and regulations of FCC. Pursuant to the Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

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

     Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of December 31, 2001, we had no such foreign currency forward contracts.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company's Annual Meeting of Stockholders was held on November 15, 2001 (the "Annual Meeting").

      (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

            (i) The following individuals were elected by the Stockholders to serve as Directors:

            Board Member                   In Favor               Against
            ------------                   --------               -------
            Richard E. Caruso             11,080,349              385,333
            Benjamin Duhov                11,135,649              330,033
            David E. Hershberg            10,987,601              478,081
            Kenneth A. Miller             11,135,849              329,833
            A. Robert Towbin              11,135,849              329,833
            C.J. Waylan                   11,135,849              329,833
            Donald G. Woodring            11,135,849              329,833
            Stephen C. Yablonski          11,134,954              330,728

            (ii) The amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock authorized to be issued from 3,476,463 to 4,276,463 was voted upon as follows: 5,674,210 shares in favor; 1,215,043 shares against; and 48,769 shares abstaining.

            (iii) The appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending June 30, 2002 was voted upon as follows: 11,428,871 shares in favor; 20,813 shares against; and 15,998 shares abstaining.

ITEM 5.    OTHER INFORMATION

       During the fiscal year ended June 30, 2001, Ernst & Young LLP provided audit, audit related and non-audit services to the Company as follows:

      (a) Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's fiscal year 2001 annual financial statements and review of the interim financial statements included in the Company's quarterly reports on Form 10-Q for fiscal year 2001: approximately $132,000.

      (b)   Financial Information Systems Design and Implementation Fees: none

      (c) All Other Fees: Aggregate fees billed for professional services rendered for all services other than those professional services covered in the section captioned "Audit Fees" for the Company's fiscal year 2001 (such services including (i) income tax compliance and consulting services; (ii) filing of certain SEC registration statements; and (iii) consultation on accounting standards and transactions): approximately $166,000.

       The Audit Committee of the Board of Directors of the Company has considered whether provision of the services described in sections (b) and (c) above is compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected Ernst & Young LLP's independence.

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

10.9     Employment Agreement, dated as of October 9, 2001, by and between David
         E. Hershberg and the Company (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.10 Employment Agreement, dated as of October 9, 2001, by and between Kenneth A. Miller and the Company (incorporated by reference to Exhibit
         10.10 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

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

10.20 Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Company (incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.21 Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Company (incorporated by reference to Exhibit
         10.21 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.22 Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Company (incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.23    Employment Agreement, dated as of October 9, 2001, by and between Paul
         J. Johnson and the Company (incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.24 Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Company (incorporated by reference to Exhibit 10.24 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.25 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between David E. Hershberg and the Company (incorporated by reference to Exhibit 10.25 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.26 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Company (incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.27 Employment Agreement, dated as of January 25, 2002, by and between G. Patrick Flemming and the Company (filed herewith).

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


                                              GLOBECOMM SYSTEMS INC.
                                              ----------------------


Date: February 14, 2002                       /s/ David E. Hershberg
                                              ----------------------

                                              David E. Hershberg
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date: February 14, 2002                       /s/ Andrew C. Melfi
                                              -------------------

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

10.9     Employment Agreement, dated as of October 9, 2001, by and between David
         E. Hershberg and the Company (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.10 Employment Agreement, dated as of October 9, 2001, by and between Kenneth A. Miller and the Company (incorporated by reference to Exhibit
         10.10 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

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

10.20 Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Company (incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.21 Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Company (incorporated by reference to Exhibit
         10.21 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.22 Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Company (incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.23    Employment Agreement, dated as of October 9, 2001, by and between Paul
         J. Johnson and the Company (incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.24 Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Company (incorporated by reference to Exhibit 10.24 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.25 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between David E. Hershberg and the Company (incorporated by reference to Exhibit 10.25 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.26 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Company (incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.27 Employment Agreement, dated as of January 25, 2002, by and between G. Patrick Flemming and the Company (filed herewith).

* Confidential treatment granted for portions of this agreement.