Form 10-Q
period 2002-03-31
GLOBECOMM SYSTEMS INC
filed 2002-05-15
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 2002, there were 12,556,443 shares outstanding of the Registrant's common stock, par value $.001.

                             GLOBECOMM SYSTEMS INC.

                      Index to the March 31, 2002 Form 10-Q

                                                                            Page

                         Part I -- Financial Information

Item 1.  Consolidated Financial Statements ....................................3

         Consolidated Balance Sheets-- As of March 31, 2002 (unaudited)
           and June 30, 2001...................................................3

         Consolidated Statements of Operations (unaudited)-- For the three and nine months ended March 31, 2002 and 2001.......................4

         Consolidated Statement of Changes in Stockholders' Equity
           (unaudited)-- For the nine months ended March 31, 2002..............5

         Consolidated Statements of Cash Flows (unaudited)-- For the nine months ended March 31, 2002 and 2001...........................6

         Notes to Consolidated Financial Statements (unaudited)................7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........24

                          Part II -- Other Information

Item 1.  Legal Proceedings....................................................25

Item 2.  Changes in Securities and Use of Proceeds............................25

Item 3.  Defaults Upon Senior Securities......................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................25

Item 5.  Other Information....................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................25

         Signatures...........................................................28

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 MARCH 31,           JUNE 30,
                                                                                   2002                2001
                                                                                -----------         -----------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $    40,846         $    45,038
  Restricted cash                                                                       588                 588
  Accounts receivable, net                                                           21,708              25,337
  Inventories                                                                         9,690              15,285
  Prepaid expenses and other current assets                                           1,124                 803
                                                                                -------------------------------
Total current assets                                                                 73,956              87,051

Fixed assets, net                                                                    28,343              30,456
Goodwill and other assets, net                                                        7,445               7,492
                                                                                -------------------------------
Total assets                                                                    $   109,744         $   124,999
                                                                                ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    10,857         $    15,317
  Deferred revenue                                                                    5,536               5,825
  Accrued payroll and related fringe benefits                                         1,286                 931
  Other accrued expenses                                                              2,616               3,609
  Deferred liability                                                                    600                 300
  Capital lease obligations                                                             461                 430
                                                                                -------------------------------
Total current liabilities                                                            21,356              26,412

Deferred liability, less current portion                                              2,891               3,341
Capital lease obligations, less current portion                                       9,756              10,105

Commitments and contingencies

Stockholders' equity:
  Series A Junior Participating, shares authorized, issued and outstanding:
   none at March 31, 2002 and June 30, 2001                                               -                   -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
   12,903,013 at March 31, 2002 and 12,865,591 at June 30, 2001                          13                  13
  Additional paid-in capital                                                        123,511             123,276
  Accumulated deficit                                                               (46,641)            (36,997)
  Accumulated other comprehensive loss                                                  (40)                (57)
  Treasury stock, at cost, 149,745 shares at March 31, 2002 and 147,745 at
     June 30, 2001                                                                   (1,102)             (1,094)
                                                                                -------------------------------
Total stockholders' equity                                                           75,741              85,141
                                                                                -------------------------------
Total liabilities and stockholders' equity                                      $   109,744         $   124,999
                                                                                ===============================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       ----------------------      ----------------------
                                                       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                                         2002          2001          2002          2001
                                                       ----------------------      ----------------------
Revenues                                               $ 20,292      $ 24,249      $ 67,159      $ 77,517
Costs of revenues                                        18,114        19,019        59,370        61,013
                                                       ----------------------      ----------------------
Gross profit                                              2,178         5,230         7,789        16,504
                                                       ----------------------      ----------------------
Operating expenses:
      Network operations                                  1,338         1,821         4,098         3,958
      Selling and marketing                               1,581         1,680         4,802         5,720
      Research and development                              366           258           786           625
      General and administrative                          2,591         3,408         7,893        12,439
                                                       ----------------------      ----------------------
Total operating expenses                                  5,876         7,167        17,579        22,742
                                                       ----------------------      ----------------------
Loss from operations                                     (3,698)       (1,937)       (9,790)       (6,238)
Other income (expense):
      Interest income                                       190           775           867         2,621
      Interest expense                                     (237)       (2,306)         (721)       (6,334)
      Gain on sale of investment                             --            --            --           304
                                                       ----------------------      ----------------------
Loss before income taxes and minority interests
    in operations of consolidated subsidiary             (3,745)       (3,468)       (9,644)       (9,647)
Provision for income taxes                                   --          (118)           --        (1,113)
                                                       ----------------------      ----------------------
Loss before minority interests in operations of
   consolidated subsidiary                               (3,745)       (3,586)       (9,644)      (10,760)
Minority interests in operations of consolidated
   subsidiary                                                --          (132)           --          (650)
                                                       ----------------------      ----------------------
Net loss                                               $ (3,745)     $ (3,718)     $ (9,644)     $(11,410)
                                                       ======================      ======================

Basic and diluted net loss per common share            $  (0.29)     $  (0.31)     $  (0.76)     $  (0.96)
                                                       ======================      ======================
Weighted-average shares used in the calculation of
   basic and diluted net loss per common share           12,753        11,962        12,730        11,910
                                                       ======================      ======================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   ACCUMULATED
                                      COMMON STOCK        ADDITIONAL                  OTHER           TREASURY STOCK       TOTAL
                                 ------------------------  PAID-IN    ACCUMULATED COMPREHENSIVE     ------------------ STOCKHOLDERS'
                                   SHARES      AMOUNT      CAPITAL      DEFICIT   (LOSS) INCOME     SHARES      AMOUNT    EQUITY
                                 --------------------------------------------------------------------------------------------------
Balance at June 30, 2001            12,866   $      13   $ 123,276    $ (36,997)   $     (57)         148    $  (1,094)   $  85,141
Proceeds from exercise of
  stock options                          7          --          26           --           --           --           --           26
Issuance of common stock in
  connection with employee
  stock purchase plan                   30          --         154           --           --           --           --          154
Stock options granted for
  services                              --          --          55           --           --           --           --           55
Purchase of treasury stock              --          --          --           --           --            2           (8)          (8)
Comprehensive loss:
  Net loss                              --          --          --       (9,644)          --           --           --       (9,644)
  Unrealized gain from foreign
    currency translation                --          --          --           --           47           --           --           47
  Unrealized loss on
    available-for-sale
    securities                          --          --          --           --          (30)          --           --          (30)
Total comprehensive loss                --          --          --           --           --           --           --       (9,627)
                                 --------------------------------------------------------------------------------------------------
Balance at March 31, 2002           12,903   $      13   $ 123,511    $ (46,641)   $     (40)         150    $  (1,102)   $  75,741
                                 ==================================================================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                              ------------------------
                                                                              MARCH 31,       MARCH 31,
                                                                                2002            2001
                                                                              ------------------------
OPERATING ACTIVITIES:
Net loss                                                                      $ (9,644)       $(11,410)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                2,764           6,286
    Provision for doubtful accounts                                                170             400
    Change in deferred liability                                                  (150)             --
    Stock compensation expense                                                      55              56
    Deferred income taxes                                                           --           1,113
    Gain on sale of investment                                                      --            (304)
    Minority interests in operations of consolidated subsidiary                     --             650
    Changes in operating assets and liabilities:
       Accounts receivable                                                       3,510          (9,968)
       Inventories                                                               5,595          (1,627)
       Prepaid expenses and other current assets                                  (352)           (503)
       Other assets                                                                 47            (481)
       Accounts payable                                                         (4,468)         (1,290)
       Deferred revenue                                                           (293)          2,541
       Accrued payroll and related fringe benefits                                 355             604
       Other accrued expenses                                                     (982)          1,574
                                                                              ------------------------
Net cash used in operating activities                                           (3,393)        (12,359)
                                                                              ------------------------
INVESTING ACTIVITIES:
Purchases of fixed assets, net of non-cash capital lease expenditures             (650)         (5,925)
Restricted cash                                                                     --            (186)
Proceeds from sale of investment                                                    --             204
                                                                              ------------------------
Net cash used in investing activities                                             (650)         (5,907)
                                                                              ------------------------
FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                             26             308
Proceeds from sale of common stock in connection with employee
   stock purchase plan                                                             154             194
Payments under capital leases                                                     (318)         (1,031)
Purchase of treasury stock                                                          (8)             --
                                                                              ------------------------
Net cash used in financing activities                                             (146)           (529)
                                                                              ------------------------
Effect of foreign currency translation on cash                                      (3)            (32)
Net decrease in cash and cash equivalents                                       (4,192)        (18,827)
Cash and cash equivalents at beginning of period                                45,038          65,289
                                                                              ------------------------
Cash and cash equivalents at end of period                                    $ 40,846        $ 46,462
                                                                              ========================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2002, or for any future period.

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2001 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2001.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NetSat Express, Inc. ("NetSat") and Globecomm Systems Europe Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, for its short-term (less than twelve months in term) production-type contracts that are sold separately as stand-alone ground segment systems. Such contracts typically require less engineering, drafting and design efforts than other longer-term production-type projects and usually require customer acceptance upon completion of installation of the equipment at the customers' site. Accordingly, the Company typically recognizes 80 to 90% of the contract value upon shipment, with the balance recognized upon receipt of the customers' final acceptance. Installation is not deemed to be essential to the functionality of the equipment since installation is mechanical in nature and does not require significant change to the features or capability of the equipment, or require complex software integration and interfacing. In addition, the customer or other vendors can install the equipment; and generally the cost of installation is approximately 10 to 20% of the sales value of the related equipment. Payments received in advance by customers are deferred until shipment and are presented as deferred revenue in the accompanying consolidated balance sheets.

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

Cost of Revenues

         In addition to contract costs, cost of revenues relating to Internet access service fees consist primarily of satellite space segment charges and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators. Cost of revenues associated with hardware and equipment sales consist primarily of the purchase of the related products.

Comprehensive loss

         Comprehensive loss for the three and nine months ended March 31, 2002 of approximately $3,788,000 and $9,627,000 includes a foreign currency translation (loss) gain of approximately ($13,000) and $47,000 and an unrealized loss on available-for-sale equity securities of approximately $30,000 for the three and nine months ended March 31, 2002, respectively. The Company's comprehensive loss for the three and nine months ended March 31, 2001 of approximately $3,720,000 and $11,468,000, respectively, includes a foreign currency translation loss of approximately $5,000 and $32,000 and an unrealized gain (loss) on available-for-sale equity securities of approximately $3,000 and ($26,000) for the three and nine months ended March 31, 2001, respectively.

Sale of Stock by Subsidiary

         We recognize changes in our ownership percentage of our subsidiary caused by issuances of the subsidiary's stock as an adjustment to contributed capital in the consolidated statement of changes in stockholders' equity.

Income Taxes

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the three and nine months ended March 31, 2002 and the year ended June 30, 2001, the Company incurred a net loss, and accordingly, management provided a full valuation allowance for the net deferred tax assets. For the three and nine months ended March 31 2001, the Company realized approximately $118,000 and $1,113,000, respectively, of deferred tax assets based on projected fiscal 2001 taxable income.

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

         On July 1, 2001, the Company adopted the new rules on business combinations and accounting for goodwill and other intangible assets. The Company's previous business combinations were accounted for using the purchase method of accounting. Goodwill has a net carrying amount of approximately $7,441,000 at March 31, 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in a decrease in net loss of approximately $860,000, or $.07 per diluted share, for all of fiscal 2002. The Company has completed its assessment of the assets impacted by the adoption of SFAS No. 142, and based upon such review, no impact to the carrying value of goodwill was identified.

         Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and net loss per basic and diluted share would have been as follows:

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  ----------------------      ----------------------
                                                  MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                                    2002          2001          2002          2001
                                                  ----------------------      ----------------------
                                                                      (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net loss                                 $ (3,745)     $ (3,718)     $ (9,644)     $(11,410)
Add back goodwill amortization                          --            39            --           117
                                                  ----------------------      ----------------------
Adjusted net loss                                 $ (3,745)     $ (3,679)     $ (9,644)     $(11,293)
                                                  ======================      ======================

Basic and diluted net loss per common share:

       As reported                                $  (0.29)     $  (0.31)     $  (0.76)     $  (0.96)
       Goodwill amortization                            --            --            --          0.01
                                                  ----------------------      ----------------------
       Adjusted basic and diluted net loss per
           common share                           $  (0.29)     $  (0.31)     $  (0.76)     $  (0.95)
                                                  ======================      ======================

3. RESTRUCTURING CHARGE

         In connection with management's plan to reduce costs and improve NetSat's operating efficiencies, the Company recorded a restructuring charge of approximately $1,950,000 during the fourth quarter of fiscal year ended June 30, 2001. The restructuring charge is primarily associated with the discontinuance of certain NetSat product lines to enhance the Company's strategic redeployment of its consolidated operating activities, enabling the Company to offer its customers end-to-end satellite communications solutions while combining operations and reducing costs. As a result of this restructuring, the Company terminated 31 employees including executive management, marketing, administration and operations support personnel. The major components of the restructuring charge included severance payments to terminated NetSat employees of approximately $850,000, fees incurred in connection with the termination of certain satellite lease transponders of approximately $540,000 (charged to cost of sales), the write-off of certain capitalized costs in the amount of approximately $620,000 associated with NetSat's terminated financing activities and the write-off of the estimated book value of equipment in the amount of approximately $480,000 in connection with NetSat's discontinuance of certain product lines. The restructuring was completed during the third quarter of fiscal 2002. At March 31, 2002 and June 30, 2001, approximately $0 and $500,000 of the restructuring charge was accrued and included in other accrued expenses in the accompanying consolidated balance sheets, respectively. Approximately $250,000 was charged against the restructuring accrual in the quarter ended September 30, 2001. For the quarter ended March 31, 2002, approximately $250,000 of the restructuring charge was reversed into income due to resolution of liabilities for less than originally estimated.

4. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the three and nine months ended March 31, 2002, excludes the effect of approximately 302,000 and 163,000 stock options, respectively, as their effect would have been anti-dilutive. Diluted net loss per share for the three and nine months ended March 31, 2001, excludes the effect of approximately 497,000 and 458,000 stock options and approximately 11,000 and 13,000 warrants, respectively, as their effect would have been anti-dilutive.

5. INVENTORIES

         Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value.

Inventories consist of the following:

                                               MARCH 31,       JUNE 30,
                                                 2002            2001
                                            ------------------------------
                                              (UNAUDITED)
                                                     (IN THOUSANDS)
  Raw materials and component parts         $         783    $         608
  Work-in-progress                                  8,907           14,677
                                            ------------------------------
                                            $       9,690    $      15,285
                                            ==============================

6. SEGMENT INFORMATION

         The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions for the complex and changing communications requirements of its customers. Its data communications services segment, through its wholly owned subsidiary NetSat Express, Inc., is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat Express is currently providing Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

         The following is the Company's business segment information for the three and nine months ended March 31, 2002 and 2001 and as of March 31, 2002 and June 30, 2001:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                    2002           2001           2002           2001
                                                  -----------------------       -----------------------
                                                                      (UNAUDITED)
                                                                     (IN THOUSANDS)
Revenues:
   Ground segment systems, networks and
     enterprise solutions                         $ 15,953       $ 18,999       $ 52,516       $ 62,534
   Data communications services                      5,265          6,812         17,337         20,669
   Intercompany eliminations                          (926)        (1,562)        (2,694)        (5,686)
                                                  -----------------------       -----------------------
Total revenues                                    $ 20,292       $ 24,249       $ 67,159       $ 77,517
                                                  =======================       =======================

Loss from operations:
   Ground segment systems, networks and
     enterprise solutions                         $ (1,446)      $   (590)      $ (4,069)      $   (781)
   Data communications services                     (2,224)        (1,350)        (5,696)        (5,441)
   Intercompany eliminations                           (28)             3            (25)           (16)
                                                  -----------------------       -----------------------
Loss from operations                                (3,698)        (1,937)        (9,790)        (6,238)
Interest income                                        190            775            867          2,621
Interest expense                                      (237)        (2,306)          (721)        (6,334)
Gain on sale of investment                              --             --             --            304
                                                  -----------------------       -----------------------
Loss before income taxes and minority
   interests in operations of consolidated
   subsidiary                                       (3,745)        (3,468)        (9,644)        (9,647)
Provision for income taxes                              --           (118)            --         (1,113)
                                                  -----------------------       -----------------------
Loss before minority interests in operations
   of consolidated subsidiary                       (3,745)        (3,586)        (9,644)       (10,760)
                                                  -----------------------       -----------------------
Minority interests in operations of
  consolidated subsidiary                               --           (132)            --           (650)
                                                  -----------------------       -----------------------
Net loss                                          $ (3,745)      $ (3,718)      $ (9,644)      $(11,410)
                                                  =======================       =======================

Depreciation and amortization:
   Ground segment systems, networks and
     enterprise solutions                         $    351       $    427       $  1,243       $  1,279
   Data communications services                        461          1,022          1,530          5,013
   Intercompany eliminations                            (3)            (3)            (9)            (6)
                                                  -----------------------       -----------------------
Total depreciation and amortization               $    809       $  1,446       $  2,764       $  6,286
                                                  =======================       =======================

Expenditures for long-lived assets:
   Ground segment systems, networks and
     enterprise solutions                         $     51       $    331       $    349       $  1,756
   Data communications services                        186           (328)           301          3,751
   Intercompany eliminations                            --             (6)            --           (132)
                                                  -----------------------       -----------------------
Total expenditures for long-lived assets          $    237       $     (3)      $    650       $  5,375
                                                  =======================       =======================

                                                                                 MARCH 31,     JUNE 30,
                                                                                   2002          2001
                                                                                (UNAUDITED)
                                                                                -----------------------
                                                                                    (IN THOUSANDS)
Assets:
   Ground segment systems, networks and
     enterprise solutions                                                       $127,919       $136,103
   Data communications services                                                   21,704         21,985
   Intercompany eliminations                                                     (39,879)       (33,089)
                                                                                -----------------------
Total assets                                                                    $109,744       $124,999
                                                                                =======================

7. RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). The basis for recognition and measurement model under SFAS No. 121 for assets held for use and held for sale has been retained. SFAS No. 144 removes goodwill from its scope, thus eliminating SFAS No. 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of SFAS No. 141 and 142 on business combinations and other intangible assets. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. This new statement is effective for financial statements issued for fiscal years beginning after December 31, 2001 and is to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial position, result of operations or liquidity.

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

         We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, for our short-term (less than twelve months in term) production-type contracts that are sold separately as stand-alone ground segment systems. Such contracts typically require less engineering, drafting and design efforts than other longer-term production-type projects and usually require customer acceptance upon completion of installation of the equipment at the customers' site. Accordingly, we typically recognize 80 to 90% of the contract value upon shipment, with the balance recognized upon receipt of the customers' final acceptance. Installation is not deemed to be essential to the functionality of the equipment since installation is mechanical in nature and does not require significant change to the features or capability of the equipment, or require complex software integration and interfacing. In addition, the customer or other vendors can install the equipment; and generally the cost of installation is approximately 10 to 20% of the sales value of the related equipment. Payments received in advance by customers are deferred until shipment and are presented as deferred revenue.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2002 and 2001

         Revenues. Revenues decreased by $4.0 million, or 16.3%, to $20.3 million for the three months ended March 31, 2002 and decreased by $10.4 million, or 13.4% to $67.2 million for the nine months ended March 31, 2002, compared to $24.2 million and $77.5 million for the three and nine months ended March 31, 2001. The decrease reflects the uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects.

         Gross Profit. Gross profit decreased by $3.1 million, or 58.4%, to $2.2 million for the three months ended March 31, 2002 and decreased by $8.7 million, or 52.8%, to $7.8 million for the nine months ended March 31, 2002 from $5.2 million and $16.5 million for the three and nine months ended March 31, 2001. Gross profit as a percentage of revenues for the three months ended March 31, 2002 decreased to 10.7%, compared to 21.6% for the three months ended March 31, 2001, and for the nine months ended March 31, 2002 decreased to 11.6%, compared to 21.3% for the nine months ended March 31, 2001. This decrease is attributable to a lower revenue base resulting from the delay of projects coupled with the effect of the renegotiation of certain long-term transponder leases and certain unutilized satellite transponder capacity. We expect our gross margins to decline in the future due to the under-utilization of satellite transponder space and the global economic slowdown in the telecommunications industry.

         Network Operations. Network operations expenses decreased by $0.5 million, or 26.5%, to $1.3 million for the three months ended March 31, 2002 and increased by $0.1 million, or 3.5%, to $4.1 million, for the nine months ended March 31, 2002, compared to $1.8 million and $4.0 million for the comparable three and nine months ended March 31, 2001. The decrease for the three-month period is primarily attributable to a reduction in the expansion of our network operations center due to current business levels. The increase for the nine-month period is due to the expansion of our network operations center and related expenses to support the service base.

         Selling and Marketing. Selling and marketing expenses decreased by $0.1 million, or 5.9%, to $1.6 million for the three months ended March 31, 2002 and decreased by $0.9 million, or 16.0%, to $4.8 million, for the nine months ended March 31, 2002, compared to $1.7 million and $5.7 million for the comparable three and nine months ended March 31, 2001. This decrease is attributable to a cost reduction program, which included a reduction in work force partially offset by additional selling and marketing efforts, which included the addition of a Corporate Vice President of Sales and Marketing.

         Research and Development. Research and development expenses increased by $0.1 million, or 41.9%, to $0.4 million for the three months ended March 31, 2002 and increased by $0.2 million, or 25.8%, to $0.8 million for the nine months ended March 31, 2002, compared to $0.3 million and $0.6 million for the comparable three and nine months ended March 31, 2001. The increase is attributable to internal development of new monitoring and control technologies as well as the initial development of various subsystems for solutions we are providing to a new customer.

         General and Administrative. General and administrative expenses decreased by $0.8 million, or 24.0%, to $2.6 million for the three months ended March 31, 2002 and decreased by $4.5 million, or 36.5%, to $7.9 million, for the nine months ended March 31, 2002, compared to $3.4 million and $12.4 million for the comparable three and nine months ended March 31, 2001. General and administrative expenses as a percentage of revenues for the three months ended March 31, 2002 decreased to 12.8%, compared to 14.1% for the three months ended March 31, 2001, and decreased for the nine months ended March 31, 2002 to 11.8%, compared to 16.0% for the nine months ended March 31, 2001. The decrease in general and administrative expenses is primarily due to reduced depreciation expense related to the renegotiation of certain long-term capitalized transponder leases to operating leases in the fourth quarter of fiscal 2001.

         Interest Income. Interest income decreased by $0.6 million, or 75.5%, to $0.2 million for the three months ended March 31, 2002, compared to $0.8 million for the three months ended March 31, 2001, and decreased by $1.8 million, or 66.9%, to $0.9 million for the nine months ended March 31, 2002, compared to $2.6 million for the nine months ended March 31, 2001. The decrease is primarily the result of a decline in interest rates and reduced cash balances due to cash used in operations during the nine months ended March 31, 2002 and the fiscal year ended June 30, 2001.

         Interest Expense. Interest expense decreased by $2.1 million, or 89.7%, to $0.2 million for the three months ended March 31, 2002, compared to $2.3 million for the three months ended March 31, 2001, and decreased by $5.6 million, or 88.6%, to $0.7 million for the nine months ended March 31, 2002, compared to $6.3 million for the nine months ended March 31, 2001. The decrease primarily relates to the renegotiation of certain long-term capitalized transponder leases into operating leases in the fourth quarter of fiscal 2001.

         Gain on Sale of Investment. The gain on sale of investment of $0.3 million for the nine months ended March 31, 2001 relates to the sale of our interest in a cost method investment.

         Provision for Income Taxes. Provision for income taxes decreased by $0.1 million, or 100.0%, for the three months ended March 31, 2002 and decreased $1.1 million, or 100.0%, for the nine months ended March 31, 2002, compared to the three and nine months ended March 31, 2001. As we incurred a net loss for the three and nine months ended March 31, 2002 and provided a full valuation allowance for our net deferred tax assets, accordingly, no provision for income taxes was recorded during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had working capital of $52.6 million, including cash and cash equivalents of $40.8 million, restricted cash of $0.6 million, net accounts receivable of $21.7 million, inventories of $9.7 million and prepaid expenses and other current assets of $1.1 million, offset by $10.9 million in accounts payable, $5.5 million in deferred revenue and $4.9 million in accrued expenses and other current liabilities.

     Net cash used in operating activities during the nine months ended March 31, 2002 was $3.4 million, which primarily relates to the current period net loss of $9.6 million and an decrease in accounts payable of $4.5 million relating to the timing of vendor payments offset by a decrease in inventories of $5.6 million due to the completion of certain jobs and a decrease in accounts receivable of $3.5 million due to collections on certain contract billings.

     Net cash used in investing activities during the nine months ended March 31, 2002 was $0.7 million, which relates to the purchase of fixed assets primarily related to our network operations center in order to support our service base.

     Effective April 11, 2002, we amended our bank agreement and established a $5.0 million working capital line of credit. The modified credit facility bears interest at the prime rate (4.75% at March 31, 2002) and is collateralized by a first security interest on most of our assets. The credit facility, which expires on April 10, 2003, contains certain financial covenants, with which we were in compliance at March 31, 2002. As of March 31, 2002, no amounts were outstanding under this credit facility.

     We also lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2007. Future minimum lease payments due on these leases through March 31, 2003 are approximately $19.1 million.

     On November 7, 2001, the Board of Directors authorized a stock repurchase program of up to $2.0 million of our outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. On November 15, 2001, we repurchased 2,000 shares at a price of $4.45 per share. The timing, price, quantity and manner of future purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

     We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates that we will experience negative cash flows due to continued operating losses as a result of a decrease in orders and continued under-utilization of satellite transponder space.

     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and communications services business, the nature and timing of customer orders, the extent to which we are able to locate additional strategic suppliers in whose technology we wish to invest, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through March 31, 2003. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. For example, terrorist attacks on the United States in 2001, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

CERTAIN BUSINESS CONSIDERATIONS

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $9.6 million for the nine months ended March 31, 2002, $18.7 million during the fiscal year ended June 30, 2001 and $3.6 million during the fiscal year ended June 30, 2000. As of March 31, 2002, our accumulated deficit was approximately $46.6 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

         We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate could adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services, and the decrease in bookings received by us from these foreign regions has adversely affected our results of operations for the nine months ended March 31, 2002 and the fiscal year ended June 30, 2001. We expect that these negative trends will continue to adversely impact our results of operations.

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

o    delays and/or a decrease in the booking of new contracts;

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

         In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc. and PanAmSat Corporation and Verestar, as well as other Internet services providers. In addition, we may compete with other communications service providers like Teleglobe, Inc. and MCI WorldCom Inc. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two to three years. These competitors have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in international markets, and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through March 31, 2003. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

         We currently have been granted two patents in the United States, one for remote access to the Internet using satellites, and the other for satellite communication with automatic frequency control, and have two patent applications pending in the United States. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patents or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

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

THROUGH THEIR OWNERSHIP, OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR MANAGEMENT.

         As of May 13, 2002, our officers and directors, and their affiliates beneficially own approximately 1.6 million shares, constituting approximately 12.3% of our outstanding common stock. These stockholders, acting together, may be able to exert significant influence over the election of directors and other corporate actions requiring stockholder approval.

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

A THIRD PARTY COULD BE PREVENTED FROM ACQUIRING OUR STOCKHOLDERS' SHARES OF STOCK AT A PREMIUM TO THE MARKET PRICE BECAUSE OF OUR ANTI-TAKEOVER PROVISIONS.

         Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, bylaws and Section 203 of the General Corporation Laws of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have a poison pill in place that could make an acquisition of us by a third party more difficult.

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

     Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of March 31, 2002, we had no such foreign currency forward contracts.

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

10.27 Employment Agreement, dated as of January 25, 2002, by and between G. Patrick Flemming and the Company (incorporated by reference to Exhibit
         10.27 of the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2001).

* Confidential treatment granted for portions of this agreement.

         (b)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GLOBECOMM SYSTEMS INC.

Date: May 15, 2002                          /s/ David E. Hershberg
                                            ----------------------
                                            David E. Hershberg
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: May 15, 2002                          /s/ Andrew C. Melfi
                                            -------------------
                                            Andrew C. Melfi
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)