Form 10-K
period 2002-06-30
GLOBECOMM SYSTEMS INC
filed 2002-09-30
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


                                 (631) 231-9800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                  ON WHICH REGISTERED
   -------------------                                  -------------------
        None                                                    None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 par value
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of September 26, 2002, there were 12,583,317 shares of the registrant's common stock, $0.001 par value, outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30.4 million based on the last reported sale price on the Nasdaq National Market on that date.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement of Globecomm Systems Inc. relative to the 2002 Annual Meeting of Stockholders to be held on November 21, 2002, is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I
ITEM 1. BUSINESS

OVERVIEW

         Globecomm Systems Inc., or Globecomm, was incorporated in Delaware in August 1994. We offer end-to-end, value-added satellite-based communications infrastructure and services. We do this by leveraging our core satellite ground segment systems and network capabilities, with the satellite services capabilities that are generally provided by our wholly-owned subsidiary, NetSat Express, Inc., or NetSat. The services we offer include wide area network connectivity, broadband connectivity to end users, Internet connectivity, content delivery network services, media distribution and other network services on a global basis. To provide these services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain these communications services on an ongoing basis. Our customers generally have network service requirements that require point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities, and include communications service providers, commercial enterprises, multinational corporations, Internet Service Providers, or ISPs, broadcasters and other content providers and government entities. Our service business is built on the foundation of our core business as a supplier of ground segment systems and networks for satellite-based communications. We provide these ground segment systems and networks on a contract basis. These implementations include the necessary hardware and software to support a wide range of network applications using satellite, broadcast and terrestrial technologies.

         NetSat provides end-to-end satellite-based service solutions around the world. NetSat offers ISPs, commercial enterprises, broadcasters and government customers a wide range of network service solutions, including Internet backbone connectivity, content delivery network applications, back-office capabilities, communications points of presence, or POP, infrastructure, and network management services. We incorporate NetSat services as part of our "one stop shopping" solutions that include systems infrastructure and related network services for our customers.


SERVICES AND PRODUCTS

     OUR GROUND SEGMENT SYSTEMS AND NETWORKS

         We design, engineer, integrate and install satellite-based ground segment systems and network solutions for the complex and changing communications requirements of our customers. Our ground segment systems typically consist of an earth station and ancillary subsystems. An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. Ancillary subsystems may include microwave links or fiber optic links for the transmission of communications traffic to a central office, or generators for emergency power requirements. Our customizable modular earth stations may be sold separately as stand-alone ground segment systems or may be used as building blocks to be integrated into a complete ground segment system or network. We believe that this modular approach allows us to engineer our ground segment systems and networks to serve client-specific service requirements rapidly, cost-effectively and efficiently with minimal site preparation. All of our earth stations are configurable to conform to applicable satellite standards.

         MODULAR BUILDING BLOCK EARTH STATION. These earth stations provide point-to-point high-capacity data links and hubs for satellite networks. Generally, all electronics are housed in an indoor equipment enclosure. We typically sell these earth stations at prices ranging from approximately $250,000 to $600,000.

         COMMERCIAL TERMINAL. This family of earth stations encompasses a range of general purpose, medium-capacity earth stations, and is principally used by corporate, common carrier and government networks. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. The satellite modem is housed in an indoor equipment enclosure. We typically sell these earth stations at prices ranging from approximately $100,000 to $300,000.

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

         EXPLORER II MOBILE TERMINAL. We designed this family of digital terminals to serve the mobile satellite services market for high-speed data and voice terminals with optional video conferencing. We offer the Explorer II, a high-speed data terminal for use in news gathering, emergency communications, data gathering, and other applications requiring mobility and data at rates of 64 kilobits per second, or Kbps. We typically sell these earth stations at prices ranging from approximately $20,000 to $50,000.

OUR COMMUNICATIONS SERVICES

         We tailor our communication services to meet our customers' needs by offering standardized services and custom-engineered solutions. Our standardized services may be sold separately or may be used as building blocks as a part of a custom-engineered solution. We use our expertise in satellite communications, Internet Protocol, communications networks and information technology in designing our custom-engineered solutions.

STANDARDIZED SERVICES

         WIDE AREA NETWORK ANYWHERE.(TM) This service offering provides high-speed networking between major POPs. We are currently providing point-to-point service to customers who require connections from our Long Island International Teleport in New York to POPs in Latin America and the Middle East.

         SKYBORNE.(SM) This service offering provides point-to-multipoint content delivery of multimedia content. Content providers and large ISPs are using content delivery services that can enhance access to multimedia and static content for their users and enhance web site response times by avoiding delays and outages caused by public network congestion. Content delivery networks can be implemented effectively using satellite Internet Protocol based broadcasting to very small, low cost receiving earth terminals, with high data rates. We also provide business application services for the storage and scheduling of content for our customers.

         INTRANET ANYWHERE.(TM) The technologies which have been developed for the Internet have been used in the creation of private corporate networks, or intranets. Intranets provide employees in geographically dispersed locations with access to corporate databases and other private corporate information. This service offering provides secure high-speed two way data transmission directly to local area networks using standards-based satellite receiver technology. We intend to offer this service to customers requiring secure high-speed data transmission between corporate headquarters and one or more remote offices, and as the return link for our SKYBORNE(SM) services.

         ISDN ANYWHERE.(TM) This service offering provides full-time connections at rates of 64 Kbps and 128 Kbps to geographically dispersed locations. We can provide these services to organizations needing full-time digital connections for voice, data and video conferencing in locations around the world where the terrestrial infrastructure is inadequate or unavailable.

         BANDWIDTH ON DEMAND ANYWHERE.(TM) This service offering provides high-speed data connections for intermittent use through a bandwidth subscription service. It provides data rates from 64 Kbps up to 384 Kbps to geographically dispersed locations. Customers who have high bandwidth requirements would use this service to reduce their costs when they only need intermittent services, like emergency communications services.

     CUSTOM ENGINEERED SOLUTIONS

         The following is an example of how we provide custom-engineered communications solutions for one of our customers:

         THE CHALLENGE. We were selected by Shoreline Communications Inc., a communications service provider in the island nation of Tonga, to design and implement the voice, data, television, cellular and Internet infrastructure, as well as the connections between Tonga, where the existing communications infrastructure was inadequate, and the United States.

         THE SOLUTION. We designed and continue to build a nationwide voice and data telecommunications and television broadcast network using a combination of satellite systems, terrestrial television and GSM cellular systems and local wireless communications technology. In addition, we provided Shoreline Communications with the information technology infrastructure necessary to provide Internet access from the United States Internet backbone to Tonga using satellites. We also provide international satellite connections for voice and data traffic between Tonga and Los Angeles, California, as well as the associated billing services. The voice and data satellite and terrestrial network we custom-engineered is based on a combination of network technologies, each designed to enhance delivery of a particular service. We currently provide network services in Los Angeles to operate and maintain these communications services.

[GRAPHIC OMITTED]


NETSAT SERVICES

         The growth of the Internet has been dramatic, and this growth is projected to continue, particularly outside North America and Western Europe. Satellite-based communications benefit from this trend as many of these regions lack the terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the Internet. NetSat, a wholly-owned subsidiary of Globecomm, is a network service provider that offers Internet access and other network services to ISPs and other enterprises around the world. NetSat combines satellite and terrestrial communications networks to provide customers around the world high-speed access services to the United States Internet backbone, as well as the public switched telephone network for private networks. NetSat currently has customers in Africa, the Pacific Rim region, Central and South America, Eastern and Central Europe and the Middle East.

         Internet Access Services

         NetSat's Internet access services, marketed under the Access
Plus(TM) brand name, provides high-speed access to the United States Internet backbone. NetSat provides the necessary satellite transmission services and terrestrial transit and routing services. In addition, it currently provides earth stations and the necessary installation services together with Globecomm. NetSat services are highly configurable, providing guaranteed levels of service for its customers. Its services can be implemented through its worldwide network, and global deployment capabilities through suppliers like Globecomm. NetSat provides a wide variety of circuit sizes, which allows it to serve large and small ISPs, communications services providers and corporations. A circuit is comprised of satellite and terrestrial components that provide the bandwidth needed by the customer. NetSat's customers lease circuits as small as 64 Kbps and as large as 45 Mbps, where a megabit is 1000 times larger than a kilobit. NetSat offers two-way circuits, providing bandwidth to and from the Internet, as well as one-way circuits, where the customer has its own return circuit through a local terrestrial connection to the Internet.

         NetSat also provides a bandwidth capacity bursting option, allowing bursts of up to the full capacity of a satellite circuit. With bursting, the customer's guaranteed bandwidth is a part of a shared satellite channel with other customers who also have guaranteed bandwidths. The bursting service allows a customer to acquire more bandwidth than its guaranteed when there is available bandwidth on the same shared satellite channel that NetSat has not committed to other customers.


SALES AND MARKETING

         We market our products and services to communications services providers, commercial enterprises, ISPs, broadcasters and other content providers and government entities. We have structured our sales and marketing approach to respond effectively to the opportunities in the communications services market, as well as the traditional ground segment systems and networks market. Our marketing activities are organized regionally, as well as on an industry-specific basis. We use both direct and indirect sales channels to market our services and products. Our direct sales force focuses on industry-specific markets, including government, broadcast and commercial enterprises. During the fiscal year ended June 30, 2002, we increased our direct sales force to focus on targeting U.S. customers, including the government market, given the potential requirements for our products and services in the United States.

         Our regional business teams sell and market our communications services and ground segment systems and networks internationally. These regional business teams are responsible for orders and programs in the regions to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have business teams responsible for the Americas, the Asia-Pacific region, Africa, the Middle East and Europe.

         These regional business teams work together to identify, develop and maintain customer relationships through local sales representatives, sales executives and account managers. Together, they develop close and continuing relationships with our customers. Our sales representatives in these regions provide a local presence and identify prospective customers for our sales executives. Our account managers may also function as project engineers for network integration and service initiation programs for their accounts. We believe this account management focus provides continuity and loyalty between our customers and us. We also believe that our approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for the new products and services that we develop. In addition, we obtain sales leads for new customers through referrals from industry suppliers.

         We have sales and marketing staff located at our headquarters in Hauppauge, New York, as well as in Hong Kong and the United Kingdom. Our office in the United Kingdom is part of our wholly-owned subsidiary, Globecomm Systems Europe Limited. These offices provide both sales and technical support in the regions for which they have responsibility. As of June 30, 2002, we employed 44 persons with sales and marketing responsibility, of which 21 are full-time sales executives and 23 have dual engineering and sales and marketing responsibilities.

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

         NetSat's marketing strategy is carried out primarily through Globecomm's sales channels including Globecomm's direct sales staff and the regional business teams, as well as direct sales and marketing through the World Wide Web.

CUSTOMERS

         We have established a diversified base of customers in a variety of industries. Our customers include communications services providers, commercial enterprises, multinational corporations, ISPs, broadcasters and other content providers and government entities. We typically rely upon a small number of customers for a large portion of our revenues. For example, approximately 11% of our revenues in fiscal 2002 were derived from one customer. We expect that in the near term a significant portion of our revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base.


BACKLOG

         At June 30, 2002, our backlog was approximately $80.3 million compared to approximately $101.0 million at June 30, 2001. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2002, $45.6 million, or approximately 56.8%, of our backlog represented contracts with five customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See "Risk Factors" beginning on page 29.


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

         NetSat also leases teleport services in Los Angeles to transmit and receive signals from satellites positioned to serve customers in the Pacific Rim region. Connection to the United States Internet backbone in Los Angeles is achieved through leased fiber optic circuits.

         We, along with NetSat, lease transponder capacity to meet the bandwidth needs of our and their customers. NetSat leases multiple, redundant, high-capacity fiber connections to provide reliable Internet data, voice and data traffic to locations in New York City where it interconnects with telecommunications service providers and the United States Internet backbone.

         NetSat has built and staffs a network operations center, or NOC, to manage its customer circuits. The NOC operates 24 hours per day, seven days per week to monitor customer circuits, respond to customer inquiries and initiate new services. Customers can purchase or lease from us, or from NetSat, as a part of its service, the equipment needed at the customers' locations to transmit and receive the satellite signals. Globecomm offers installation and maintenance services for this equipment.


PRODUCT DESIGN, ASSEMBLY AND TESTING

         We assign a project team to each contract into which we enter. Each team is led by a project engineer who is responsible for execution of the project. This includes engineering and design, assembly and testing, installation and customer acceptance. A project may include engineers, integration specialists, buyer-planners and an operations team. Our standard satellite ground segment systems are manufactured using a standard modular production process. Typically, long-term projects require significant customer-specific engineering, drafting and design efforts. Once the system is designed, the integration specialist works with the buyer-planner and the operations team to assure a smooth transfer from the engineering phase to the integration phase. The integration phase consists mainly of integrating the purchased equipment, components and subsystems into a complete functioning system. Assembly, integration and test operations are conducted on both an automated and manual basis, depending primarily on production volume.

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

RESEARCH AND DEVELOPMENT

         We have developed internal research and development resources in Internet Protocol networks, content delivery networks, broadcast systems, network management systems, and system products. The costs of developing new technologies are funded partially by the investments made by us and partially by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on developing content delivery network technology for our enterprise customers, broadcast systems technology for our new competitive service provider customers and broadcast customers, network management system products for all our earth terminal and network customers, and customizable systems for our government customers. For the years ended June 30, 2000, 2001 and 2002, we have incurred approximately $0.8 million, $0.9 million, and $1.2 million, respectively, in internal research and development expenses.


COMPETITION

         In the satellite ground segment systems and networks market, we believe that our ability to compete successfully is based primarily on management's reputation and the ability to provide a solution that meets the customer's requirements, including competitive pricing, performance, on-time delivery, reliability, and customer support.

         In the communications services market, we believe that our ability to compete successfully is based primarily on management's reputation and providing prompt delivery and initiation of service, competitive pricing, consistent and reliable connections, and high-quality customer support.

         Our primary competitors in the satellite ground segment systems and networks market generally fall into three groups: (1) vertically integrated satellite systems providers like Nippon Electric Corporation, (2) system integrators like IDB Systems, a division of MCI WorldCom Inc. and (3) equipment manufacturers who also provide integrated systems, like Andrew Corporation and Vertex-RSI.

         In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc., PanAmSat Corporation and Verestar, as well as other ISPs. In addition, we may compete with other communications services providers, MCI WorldCom Inc., and satellite owners like New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two or three years.

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

         We currently have two patents in the United States for remote access to the Internet using satellites and for satellite communication with automatic frequency control and have two patent applications pending in the United States and one Patent Cooperation Treaty patent application pending. We also intend to seek additional patents on our technology, if appropriate. We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm and GSI in the United States and various other countries. NetSat has received trademark registration for NetSat in the United States, the European Community, Russia and Brazil. We have also received trademark registrations in the United States for MBB2001(TM), CTF2001(TM), CES2001(TM) and AXXSYS(TM), which relate to our customizable modular earth stations. We intend to seek registration of other trademarks and service marks in the future.


GOVERNMENT REGULATIONS

     OPERATIONS AND USE OF SATELLITES

         We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor can we assure you that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

         We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

         NetSat does not currently hold any FCC licenses, permits, or authorizations, nor does it currently provide any FCC regulated services. Therefore, it is not subject to the FCC Act or FCC rules and regulations. However, NetSat may hold such licenses, permits, or authorizations, or provide these services in the future, and would then be required to comply with the FCC requirements.

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

     FOREIGN REGULATIONS

         Regulatory schemes in countries in which we may seek to provide our satellite-delivered data communications services may impose impediments on our operations. Some countries in which we operate or intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner, which may have a material adverse impact on our business. Either we or our local sales representatives typically must obtain authorization for each country in which we provide our satellite-delivered data communications services. Although we believe that we or our local sales representatives will be able to obtain the requisite licenses and approvals from the countries in which we intend to provide products and services, the regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. Although we believe these regulatory schemes will not prevent us from pursuing our business plan, we cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities. In addition, we cannot assure you that necessary licenses and approvals will be granted on a timely basis, or at all, in all jurisdictions in which we wish to offer our products and services or that the applicable restrictions will not be unduly burdensome.

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

         We anticipate that a substantial portion of our, or NetSat's, Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into their country than that which is generally applicable in the United States. Examples of this include privacy regulations in Europe and content restrictions in countries, such as the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services, or increase our cost of doing business or otherwise negatively affect our business. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. These changes could reduce demand for our products and services or could increase our cost of doing business as a result of costs of litigation or increased product development costs.

     TELECOMMUNICATIONS TAXATION, SUPPORT REQUIREMENTS, AND ACCESS CHARGES

         All telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services. Some telecommunications services are subject to special taxation and to contribution requirements to support services to special groups, like persons with disabilities. At present, Globecomm is subject to the requirements for support of such special groups; NetSat's operations are presently deemed not subject to such requirements. Our services may be subject to new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.

         Internet services are currently exempt from charges that long distance telephone companies pay for access to the networks of local telephone companies in the United States. Efforts have been made from time to time, and may be made in the future, to eliminate this exemption. If these access charges are imposed on telephone lines used to reach ISPs, and/or if flat rate telephone services for Internet access are eliminated or curtailed, the cost to customers who access our satellite facilities using telephone company-provided facilities could increase to an extent that could discourage the demand for our services. Likewise, the demand for our services in other countries may be affected by the availability and cost of local telephone or other telecommunications facilities to reach our facilities or the facilities of our customers.

     EXPORT OF TELECOMMUNICATIONS EQUIPMENT

         The sale of our ground segment systems, networks, and communications service solutions outside the United States is subject to compliance with the regulations of the United States Export Administration Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products or implement our services into some countries, these products or services must satisfy the technical requirements of the particular country. If we were unable to comply with these requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, financial condition and results of operations.


EMPLOYEES

         As of June 30, 2002, we had 206 full-time employees, including 96 in engineering and program management, 55 in the manufacturing, operations support, and network operations, 21 in sales and marketing, and 34 in management and administration. Our employees are not covered by any collective-bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

         We own approximately 122,000 square feet of space in a facility on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices and production facilities, as well as the offices and the network operations center of NetSat. We are in the third year of a five-year lease at a base monthly rent of approximately $3,600 for office and operations facilities for our wholly-owned subsidiary, Globecomm Systems Europe Limited, in the United Kingdom. In addition, we have a lease for office space in Hong Kong at a monthly rental fee of approximately $3,900.


ITEM 3. LEGAL PROCEEDINGS

         On July 26, 2000, we filed a lawsuit against Gilat Satellite Networks Ltd. and StarBand Communications Inc. in the United States District Court for the Eastern District of New York, charging them with infringement of our United States Patent No. 5,912,883. The defendants denied infringement and challenged the validity of the patent. The litigation was settled by the parties in January 2002 and was contemporaneously dismissed by the Court pursuant to a stipulation between the parties which did not have a material effect on us.

         On August 6, 2002, we issued a notice of termination to a major customer in the Middle East for failure to pay for services rendered, and included a demand for full payment of the past due balance and specified liquidated damages for early termination. The customer responded by issuing its own notice of termination claiming certain breaches of the contract by NetSat, which claims we have denied. The contract requires settlement of disputes by arbitration to be held in New York. We intend to fully pursue all available remedies to recover monies owed for services rendered and for liquidated damages, including arbitration if required.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "GCOM." The fiscal 2001 and 2002 high and low sales prices are as follows:

                                                                                                       High     Low
                                                                                                       ----     ---
First Quarter Fiscal 2002......................................................................    $   7.34 $  4.90
Second Quarter Fiscal 2002.....................................................................        6.49    3.81
Third Quarter Fiscal 2002......................................................................        8.40    4.85
Fourth Quarter Fiscal 2002.....................................................................        7.15    3.16

First Quarter Fiscal 2001......................................................................       16.06    9.25
Second Quarter Fiscal 2001.....................................................................       14.25    4.31
Third Quarter Fiscal 2001......................................................................       13.69    7.38
Fourth Quarter Fiscal 2001.....................................................................       10.75    6.06

         At September 26, 2002, there were approximately 3,700 stockholders of record of our common stock, as shown in the records of our transfer agent.

         At the close of the Nasdaq National Market on September 26, 2002, our market price per share was $2.61.

         As of June 30, 2002, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

         The table below sets forth securities we have authorized for issuance under our equity compensation plans.

            EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2002

---------------------------------------------------------------------------------------------------------
                                        Number of                                 Number of securities
                                    securities to be                            remaining available for
                                       issued upon                               future issuance under
       Plan category                   exercise of         Weighted-average       equity compensation
                                       outstanding        exercise price of         plans (excluding
                                    options, warrants    outstanding options,   securities reflected in
                                       and rights        warrants and rights          column (a))
---------------------------------------------------------------------------------------------------------
                                           (a)                   (b)                      (c)
---------------------------------------------------------------------------------------------------------
 Equity compensation plan approved
   by security holders                2,913,975                $  8.07                  558,382
---------------------------------------------------------------------------------------------------------
 Equity compensation plans not
   approved by security holders         863,468                $ 11.16                       -
---------------------------------------------------------------------------------------------------------
           Total                      3,777,443                $  8.78                  558,382
---------------------------------------------------------------------------------------------------------

         The equity compensation plans, authorized for issuance that were adopted without the approval of the security holders, relate to outstanding warrants. During November 1996, we issued ten-year warrants, to five consultants to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07, in consideration for services rendered. During the fiscal year ended June 30, 2001, we issued five-year warrants, in connection with the purchase of minority interests in NetSat, to purchase an aggregate of 807,643 shares of common stock at a price per share of $11.375.

ITEM 6. SELECTED FINANCIAL DATA

         Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2002 have been derived from our audited consolidated financial statements. EBITDA represents loss before minority interests in operations of our consolidated subsidiary, interest income, interest expense, provision for income taxes, depreciation and amortization expense, a gain on the sale of consolidated subsidiary's common stock and a gain on sale of investment. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. EBITDA is a financial measure commonly used in our industry and should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of liquidity determined in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped but have not been accepted by the customer. Our backlog at any given time is not necessarily indicative of future period revenues. Certain balances in the prior years have been reclassified to conform to the current year presentation. During the fiscal year ended June 30, 2002, we changed the presentation of our consolidated statements of operations to better represent current industry reporting practices.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED JUNE 30,
                                                ----------------------------------------------------------------
                                                    1998         1999          2000         2001         2002
                                                -----------  -----------   -----------  -----------  -----------
STATEMENTS OF OPERATIONS DATA:
Revenues from ground segment systems,
    networks and enterprise solutions.......    $    57,419  $    46,397   $    69,584  $    78,744   $   64,101
Revenues from data communications services..            686        2,661         8,987       24,170       22,478
                                                -----------  -----------   -----------  -----------  -----------
Total revenues..............................         58,105       49,058        78,571      102,914       86,579
                                                -----------  -----------   -----------  -----------  -----------
Costs and operating expenses:
  Costs from ground segment systems,
    networks and enterprise solutions.......         48,515       41,235        60,634       70,907       57,083
  Costs from data communications services...          1,059        2,894        10,101       22,661       26,705
  Selling and marketing.....................          4,187        5,183         6,139        7,235        6,735
  Research and development..................          1,188        1,325           784          850        1,185
  General and administrative................          4,968        5,941         8,797        9,822       11,970
  Terminated acquisition costs..............              -          972             -            -            -
  Asset impairment charge...................              -          679             -        2,857          237
  Restructuring charge......................              -            -             -        1,950            -
                                                -----------  -----------   -----------  -----------  -----------
Total costs and operating expenses..........         59,917       58,229        86,455      116,282      103,915
                                                -----------  -----------   -----------  -----------  -----------
Loss from operations........................         (1,812)      (9,171)       (7,884)     (13,368)     (17,336)

Other income (expense):
  Interest income...........................          1,271          980         1,727        3,194        1,030
  Interest expense..........................             (5)          (1)       (2,522)      (6,579)        (957)
  Gain on sale of consolidated subsidiary's
    common stock............................              -            -         2,353            -            -
  Gain on sale of investment................              -            -             -          304            -
                                                -----------  -----------   -----------  -----------  -----------
Loss before income taxes and minority
  interests in operations of consolidated
  subsidiary................................           (546)      (8,192)       (6,326)     (16,449)     (17,263)

Provision for income taxes..................              -            -             -       (1,600)           -
                                                -----------  -----------   -----------  -----------  -----------
Loss before minority interests in operations
    of consolidated subsidiary..............           (546)      (8,192)       (6,326)     (18,049)     (17,263)
Minority interests in operations of
    consolidated subsidiary.................              -            -         2,745         (650)           -
                                                -----------  -----------   -----------  -----------  -----------
Net loss....................................     $     (546) $    (8,192)  $    (3,581) $   (18,699) $   (17,263)
                                                ===========  ===========   ===========  ===========  ===========
Basic and diluted net loss per common share.     $    (0.06) $     (0.90)  $     (0.36) $     (1.55) $     (1.36)
                                                ===========  ===========   ===========  ===========  ===========
Weighted-average shares used in the
  calculation of basic and diluted net loss
  per common share .........................          8,553        9,109        10,016       12,060        12,707
                                                ===========  ===========   ===========  ===========  ============



                                                                                 YEARS ENDED JUNE 30,
                                                ------------------------------------------------------------------------------------
                                                        1998          1999            2000              2001            2002
                                                        ----          ----            ----              ----            ----
OTHER OPERATING DATA:
EBITDA .....................................     $    (1,096)   $    (7,904)    $     (4,537)    $     (6,139)    $    (13,675)
Cash flows used in operating activities.....          (5,678)        (4,408)          (8,925)         (11,823)          (2,942)
Cash flows used in investing activities.....          (7,342)        (4,435)            (361)          (7,446)          (2,387)
Cash flows provided by (used in) financing
    activities..............................          29,198           (555)          62,614             (982)          (1,018)
Capital expenditures, net of non-cash capital
    lease expenditures......................           3,678          3,818            6,926            5,350            1,687

Backlog at end of year......................          43,572         63,746          100,139          101,013           80,269



                                                                                      JUNE 30,
                                                 -----------------------------------------------------------------------------------
                                                        1998            1999            2000               2001            2002
                                                        ----            ----            ----               ----            ----
Balance Sheet Data:
Cash and cash equivalents...................      $     31,342   $    11,944      $    65,289        $    45,038      $   38,708
Working capital.............................            31,461        19,450           74,531             60,399          43,702
Total assets................................            60,617        61,653          222,754            124,999         100,297
Long-term liabilities.......................                 -             -           96,355             13,446          12,693
Minority interests in consolidated subsidiary                -             -              126                  -               -
Series A Participating Preferred stock of
  consolidated subsidiary...................                 -             -            5,000                  -               -
Total stockholders' equity..................            44,014        36,257           90,524             85,141          67,040


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, the decline in demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets and our dependence on a limited number of contracts for a high percentage of our revenue. These risks and others are more fully described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


OVERVIEW

         Since our inception, a majority of our revenues have been generated by ground segment systems, networks and enterprise solutions business. Contracts for these ground segment systems and networks and communications services have been fixed-price contracts in a majority of cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations.

         Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contract losses are recognized in the period identified. Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. Costs from data communications services consist primarily of satellite space segment charges, Internet connectivity fees, network operations expenses and depreciation. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven day a week basis, including personnel and related costs. Depreciation relates to a capitalized transponder lease and the network operations center. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

         Our business has been adversely affected by the current global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. These challenges include excess bandwidth resulting from weak consumer and business demand, which has fallen far short of expectations, and the attendant financial distress facing both traditional telecommunication carriers and the new generation of competitive local exchange carriers. Moreover, as a result of the uncertainties facing the economy, corporations have seriously restricted their capital expenditures to those that are absolutely necessary. The reduction in demand has been accompanied by significant pricing pressures and intensifying competition, while the financial difficulties of industry participants and customers have created risks associated with collectibility of accounts receivable. We have experienced a decline in bookings of contract orders as customers and prospects delay projects. These negative trends are expected to continue to impact our business and prospects for the foreseeable future.


CRITICAL ACCOUNTING POLICIES

         Certain of our accounting policies require judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our accounting policies that require management to apply significant judgment include:

     REVENUE RECOGNITION

         We recognize revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts is typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer's contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.

         We recognize revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customers' satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customers' ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventory balances.

         Revenues from data communications services are derived primarily from Internet access service fees. Service revenues from Internet access are recognized ratably over the period in which services are provided. Payments received in advance of providing Internet access services are deferred until the period such services are provided and are presented as deferred revenues.

     COSTS FROM GROUND SEGMENT SYSTEMS, NETWORKS AND ENTERPRISE SOLUTIONS

         Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. We use reasonable, dependable estimates of the costs applicable to various elements. Since these contract costs depend on estimates, which are assessed continually during the term of these contracts, costs are subject to revisions as the contract progresses to completion. Revision in cost estimates are reflected in the period in which they become known. In the event an estimate indicates that a loss will be incurred at completion, we record the costs in the period identified.

     GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired primarily from the buyback of the minority interests of NetSat. In the fiscal year-ended June 30, 2002 with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually.

         In assessing goodwill, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of goodwill. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with NetSat is impaired. Any resulting impairment could have a material adverse effect on our financial condition and results of operations.

     ALLOWANCES FOR DOUBTFUL ACCOUNTS

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORIES

         Inventories consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, which are stated at the lower of cost or market value. In assessing the realizability of inventories, we are required to make estimates of the total contract costs based on the various elements of the work-in-progress. It is possible that changes to these estimates could cause a reduction in the net realizable value of our inventories.

RESULTS OF OPERATIONS


FISCAL YEARS ENDED JUNE 30, 2001 AND 2002

         Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues from ground segment systems, networks and enterprise solutions decreased by $14.6 million, or 18.6% from $78.7 million for the fiscal year ended June 30, 2001 to $64.1 million for the fiscal year ended June 30, 2002. The decrease relates to the decrease in the shipment and/or completion of contracts as a result of a decline in bookings of contract orders due to the continued uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects. We expect the trend in revenues that adversely affected our results of operations for the fiscal year June 30, 2002 to continue to adversely impact us.

         Revenues from Data Communications Services. Revenues from data communications services decreased by $1.7 million, or 7.0% from $24.2 million for the fiscal year ended June 30, 2001 to $22.5 million for the fiscal year ended June 30, 2002. The decrease reflects changes in market conditions including the global economic slowdown in the telecommunications industry, pricing pressures in the marketplace and penetration of fiber into areas we have traditionally provided services. We expect the trend in revenues that adversely affected our results of operations for the fiscal year June 30, 2002 to continue to adversely impact us, coupled with the termination of services from our largest Middle East customer in August 2002.

         Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions decreased by $13.8 million, or 19.5%, from $70.9 million for the fiscal year ended June 30, 2001 to $57.1 million for the fiscal year ended June 30, 2002. The decrease is attributable to a lower revenue base. Costs as a percentage of related revenues decreased from 90.0% for the fiscal year ended June 30, 2001 to 89.1% for the fiscal year ended June 30, 2002. The decrease was mainly attributable to a change in contract mix.

         Costs from Data Communications Services. Costs from data communications services increased by $4.0 million, or 17.8%, from $22.7 million for the fiscal year ended June 30, 2001 to $26.7 million for the fiscal year ended June 30, 2002. Costs as a percentage of related revenues increased from 93.8% for the fiscal year ended June 30, 2001 to 118.8% for the fiscal year ended June 30, 2002. The increase is primarily due to an increase in transponder costs due to the reclassification of certain satellite transponders leased to operating leases from capital leases based on the renegotiation of certain long-term lease agreements during the fiscal quarter ended June 30, 2001. The corresponding decrease was in interest expense during the fiscal year ended June 30, 2002.

         Selling and Marketing. Selling and marketing expenses decreased by $0.5 million, or 6.9%, from $7.2 million for the fiscal year ended June 30, 2001 to $6.7 million for the fiscal year ended June 30, 2002. The decrease was attributable to a reduction in work force in the sales and marketing department of our data communications services business in the fiscal quarter ended June 30, 2001, partially offset by the development of a new direct sales force in the ground segment systems, networks and enterprise solutions business.

         Research and Development. Research and development expenses increased by $0.3 million, or 39.4%, from $0.9 million for the fiscal year ended June 30, 2001 to $1.2 million for the fiscal year ended June 30, 2002. The increase was attributable to internal development of new monitoring and control technologies, as well as the initial development of various subsystems for solutions we are providing to a new customer.

         General and Administrative. General and administrative expenses increased by $2.1 million, or 21.9%, from $9.8 million for the fiscal year ended June 30, 2001 to $12.0 million for the fiscal year ended June 30, 2002. General and administrative expenses as a percentage of revenues increased from 9.6% for the fiscal year ended June 30, 2001 to 13.8% for the fiscal year ended June 30, 2002. The increase in general and administrative expenses for the fiscal year ended June 30, 2002 primarily resulted from the recording of a $3.2 million allowance for uncollectible accounts receivable from our largest Middle East customer, an increase in legal expenses, mainly related to settling a patent infringement case and an increase in insurance premiums, partially offset by a reduction in work force, including the reduction of the management team of our data communications services business, which took place in the fiscal quarter ended June 30, 2001.

         Asset Impairment Charge. The asset impairment charge of $2.9 million for the fiscal year ended June 30, 2001, related to three cost basis investments that were written-down in the fiscal quarter ended June 30, 2001. Our management evaluated these investments and believed it would be appropriate to write-down these investments to zero based on their financial uncertainty. The asset impairment charge of $0.2 million for the fiscal year ended June 30, 2002, related to a write-down of the net carrying value of goodwill relating to the acquisition of a wireless local loop telephone network solutions business during the fiscal year ended June 30, 1999.

         Restructuring Charge. The restructuring charge of $2.5 million (of which $0.5 was charged to costs from data communications services) for the fiscal year ended June 30, 2001 relates to management's plan to reduce costs and improve the data communications services business operating efficiencies. As a result of this restructuring, we terminated 31 employees including executive management, marketing, administration and operations support personnel. The major components of the restructuring charge included severance payments to terminated employees of approximately $0.9 million, fees incurred in connection with the termination of certain leased satellite transponders of approximately $0.5 million (charged to costs from data communications services), the write-off of certain capitalized costs in the amount of approximately $0.6 million associated with our terminated financing activities and the write-off of the estimated book value of equipment in the amount of approximately $0.5 million in connection with our discontinuance of certain product lines. At June 30, 2001, approximately $0.5 million of the restructuring charge was accrued and included in other accrued expenses. During the fiscal year ended June 30, 2002, the restructuring plan was completed whereby $0.3 million was charged against the restructuring accrual for charges related to space segment cancellation fees, and $0.2 million was reversed into income (credit to costs from data communications services) due to the resolution of liabilities for less than originally estimated.

         Interest Income. Interest income decreased by $2.2 million, or 67.8%, from $3.2 million for the fiscal year ended June 30, 2001 to $1.0 million for the fiscal year ended June 30, 2002. The decrease is primarily due to significant decline in interest rates coupled with a decrease in cash and cash equivalents due to cash used in operations during the fiscal year ended June 30, 2002.

         Interest Expense. Interest expense decreased by $5.6 million, or 85.5%, from $6.6 million for the fiscal year ended June 30, 2001 to $1.0 million for the fiscal year ended June 30, 2002. The decrease was due to the reclassification of certain satellite leased transponders to operating leases from capital leases based on the renegotiation of certain long-term lease agreements during the fiscal quarter ended June 30, 2001. The corresponding increase was in costs from data communications services during the fiscal year ended June 30, 2002.

         Gain on Sale of Investment. The gain on sale of investment of $0.3 million for the fiscal year ended June 30, 2001, related to the sale of our interest in one of our investments, which was accounted for as a cost method investment, during the fiscal quarter ended December 31, 2000.


FISCAL YEARS ENDED JUNE 30, 2000 AND 2001

         Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues from ground segment systems, networks and enterprise solutions increased by $9.1 million, or 13.2% from $69.6 million for the fiscal year ended June 30, 2000 to $78.7 million for the fiscal year ended June 30, 2001. The increase reflected an overall increase in the number of shipments and/or completion of contracts as we expanded our businesses.

         Revenues from Data Communications Services. Revenues from data communications services increased by $15.2 million, or 168.9% from $9.0 million for the fiscal year ended June 30, 2000 to $24.2 million for the fiscal year ended June 30, 2001 related to additional service revenues derived from new and existing Internet access service customers.

         Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions increased by $10.3 million, or 16.9%, from $60.6 million for the fiscal year ended June 30, 2000 to $70.9 million for the fiscal year ended June 30, 2001. The increase was attributable to the corresponding increase in revenues. Costs as a percentage of revenues increased from 87.1% for the fiscal year ended June 30, 2000 to 90.0% for the fiscal year ended June 30, 2001. The increase was mainly attributable to a change in contract mix.

         Costs from Data Communications Services. Costs from data communications services increased by $12.6 million, or 124.3%, from $10.1 million for the fiscal year ended June 30, 2000 to $22.7 million for the fiscal year ended June 30, 2001. The increase related to additional satellite space segment transponder costs and the expansion of the network operations center to support the increasing service base. Costs as a percentage of revenues decreased from 112.4% for the fiscal year ended June 30, 2000 to 93.8% for the fiscal year ended June 30, 2001. The decrease was primarily due to the increase in revenues, which increased transponder utilization.

         Selling and Marketing. Selling and marketing expenses increased by $1.1 million, or 17.9%, from $6.1 million for the fiscal year ended June 30, 2000 to $7.2 million for the fiscal year ended June 30, 2001. The increase is attributable to our data communications services business increase in sales and marketing efforts to penetrate into new regions.

         Research and Development. Research and development expenses increased by $0.1 million, or 8.4%, from $0.8 million for the fiscal year ended June 30, 2000 to $0.9 million for the fiscal year ended June 30, 2001. The increase was due to our data communications services business research and development efforts for potential new products.

         General and Administrative. General and administrative expenses increased by $1.0 million, or 11.7%, from $8.8 million for the fiscal year ended June 30, 2000 to $9.8 million for the fiscal year ended June 30, 2001. General and administrative expenses as a percentage of revenues decreased from 11.1% for the fiscal year ended June 30, 2000 to 9.5% for the fiscal year ended June 30, 2001. The increase in general and administrative expenses for the fiscal year ended June 30, 2001 primarily resulted from an increase in our data communications services business personnel, including expenses related to an increase in its management team.

         Asset Impairment Charge. The asset impairment charge of $2.9 million for the fiscal year ended June 30, 2001, related to three cost basis investments that were written-down in the fiscal fourth quarter ended June 30, 2001. Our management evaluated these investments and believed it would be appropriate to write-down these investments to zero based on their financial uncertainty.

         Restructuring Charge. The restructuring charge of $2.5 million for the fiscal year ended June 30, 2001 related to management's plan to reduce costs and improve the data communications services business operating efficiencies. As a result of this restructuring, we terminated 31 employees including executive management, marketing, administration and operations support personnel. The major components of the restructuring charge included severance payments to terminated employees of approximately $0.9 million, fees incurred in connection with the termination of certain leased satellite transponders of approximately $0.5 million (charged to costs from data communications services), the write-off of certain capitalized costs in the amount of approximately $0.6 million associated with our terminated financing activities and the write-off of the estimated book value of equipment in the amount of approximately $0.5 million in connection with our discontinuance of certain product lines. At June 30, 2001, approximately $0.5 million of the restructuring charge was accrued and included in other accrued expenses.

         Interest Income. Interest income increased by $1.5 million, or 84.9%, from $1.7 million for the fiscal year ended June 30, 2000 to $3.2 million for the fiscal year ended June 30, 2001. The increase is primarily due to the increase of cash and cash equivalents due to the investment of the net proceeds from our secondary common stock offering completed in April 2000.

         Interest Expense. Interest expense increased by $4.1 million, or 160.9%, from $2.5 million for the fiscal year ended June 30, 2000 to $6.6 million for the fiscal year ended June 30, 2001. The increase relates to our data communications services business capital lease obligations entered into during fiscal year 2000 for satellite space segment transponders.

         Gain on Sale of Consolidated Subsidiary's Common Stock. The gain on sale of consolidated subsidiary's common stock of $2.4 million for the fiscal year ended June 30, 2000 related to our sale of 1,400,000 shares of common stock of our data communications services business at $2.50 per share during the fiscal quarter ended December 31, 1999.

         Gain on Sale of Investment. The gain on sale of investment of $0.3 million in the year ended June 30, 2001, relates to the sale of our interest in one of our investments, which is accounted for as a cost method investment, during the fiscal quarter ended December 31, 2000.


QUARTERLY RESULTS

         The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2002. We believe that this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period. Certain balances in the prior years have been reclassified to conform to the current year presentation. During the fiscal year ended June 30, 2002, we changed the presentation of our consolidated statements of operations to better represent current industry reporting practices.



                                                                      THREE MONTHS ENDED
                                -------------------------------------------------------------------------------------------
                                 SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                 ---------   --------    --------    --------    ---------   --------   --------   --------
                                   2000       2000        2001        2001        2001         2001       2002       2002
                                   ----       ----        ----        ----        ----         ----       ----       ----
                                                                       (IN THOUSANDS)

Consolidated Statement of
  Operations Data:
Revenues from ground segment
   systems, networks and
   enterprise solutions.......  $ 20,553   $  20,714   $ 18,042    $ 19,435     $ 18,034    $ 16,939    $ 15,120    $ 14,008
Revenues from data
   communications services....     5,891       6,110      6,207       5,962        6,186       5,708       5,172       5,412
                                ---------   --------   --------    --------     --------    --------    ---------   --------
Total revenues................    26,444      26,824     24,249      25,397       24,220      22,647      20,292      19,420

Costs and operating expenses:
Costs from ground segment
   systems, networks and
   enterprise solutions.......    18,193      18,478     16,086      18,150       16,177      15,297      13,166      12,443
Costs from data communications
   services...................     5,640       5,350      5,578       6,093        7,111       6,410       6,698       6,486
Selling and marketing.........     2,096       1,944      1,680       1,515        1,606       1,615       1,581       1,933
Research and development......       210         157        258         225          247         173         366         399
General and administrative....     2,747       2,754      2,584       1,737        2,107       2,216       2,179       5,468
Asset impairment charge.......         -           -          -       2,857            -           -           -         237
Restructuring charge..........         -           -          -       1,950            -           -           -           -
                                ---------   --------   --------    --------     --------    --------    --------    --------
Total costs and operating
   expenses...................    28,886      28,683     26,186      32,527       27,248      25,711      23,990      26,966
                                ---------   --------   --------    --------     --------    --------    --------    --------
Loss from operations..........    (2,442)     (1,859)    (1,937)     (7,130)      (3,028)     (3,064)     (3,698)     (7,546)

Other income (expense):
Interest income...............       978         868        775         573          423         254         190         163
Interest expense..............    (1,951)     (2,077)    (2,306)       (245)        (243)       (241)       (237)       (236)
Gain on sale of investment....         -         304          -           -            -           -           -           -
                                ---------   --------   --------    --------     --------    --------    --------    --------
Loss before income taxes and
   minority interests.........    (3,415)     (2,764)    (3,468)     (6,802)      (2,848)     (3,051)     (3,745)     (7,619)
Provision for income taxes....      (415)       (580)      (118)       (487)           -           -           -           -
                                ---------   --------   --------    --------     --------    --------    --------    --------
Loss before minority interests    (3,830)     (3,344)    (3,586)     (7,289)      (2,848)     (3,051)     (3,745)     (7,619)
Minority interests in
   operations of consolidated
   subsidiary.................         37       (555)      (132)          -            -           -           -           -
                                ---------   --------   --------    --------     --------    --------    --------    --------
Net loss .....................  $  (3,793)  $ (3,899)  $ (3,718)   $ (7,289)    $ (2,848)   $ (3,051)   $ (3,745)   $ (7,619)
                                =========   ========   ========    ========     ========    ========    ========    ========

Basic and diluted net loss
   per common share...........  $   (0.32)  $  (0.33)  $  (0.31)   $  (0.58)    $  (0.22)   $  (0.24)   $  (0.29)   $  (0.60)
                                =========   ========   ========    ========     ========    ========    ========    ========
Weighted-average shares used
   in the calculation of
   basic and diluted net loss
   per common share...........     11,879     11,890     11,962      12,510       12,718      12,719      12,753      12,638
                                =========   ========   ========    ========     ========    ========    ========    ========

         We may continue to experience significant quarter-to-quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See "Risk Factors" beginning on page 29.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had working capital of $43.7 million, including cash and cash equivalents of $38.7 million, restricted cash of $0.6 million, net accounts receivable of $15.0 million, inventories of $8.6 million and prepaid expenses and other current assets of $1.4 million, offset by $12.9 million in accounts payable, $3.5 million in deferred revenue and $4.1 million in accrued expenses and other current liabilities.

         Net cash used in operating activities during the fiscal year ended June 30, 2002 was $2.9 million, which primarily related to the net loss of $17.3 million, a decrease in accounts payable of $2.4 million relating to the timing of vendor payments and a decrease in deferred revenue of $2.3 million due to the timing of advance payments from customers on contracts, offset by a decrease in inventories of $6.7 million due to the completion of certain jobs, a decrease in accounts receivable of $6.3 million due to collections on certain contract billings and the reduction in revenues, a provision for doubtful accounts of $4.0 million mainly attributable to a $3.2 million allowance for uncollectible accounts receivable from one customer and depreciation and amortization expense of $3.7 million related to the network operation center and one satellite space segment transponder.

         Net cash used in investing activities during fiscal year ended June 30, 2002 was $2.4 million, which relates to the purchase of $1.7 million in fixed assets primarily for satellite earth station equipment and our network operations center in order to support our service base and $0.7 million for advances to certain offices.

         Net cash used in financing activities during fiscal year ended June 30, 2002 was $1.0 million, which primarily related to the repurchase of 200,000 shares of stock from an officer.

         Effective April 11, 2002, we amended our bank agreement and established a $5.0 million working capital line of credit. The modified credit facility bears interest at the prime rate (4.75% at June 30, 2002) and is collateralized by a first security interest on most of our assets. The credit facility, which expires on April 10, 2003, contains certain financial covenants, with which we were in compliance at June 30, 2002. As of June 30, 2002, no amounts were outstanding under this credit facility, however, there are outstanding standby letters of credit, bid proposals and performance guarantees of approximately $2.0 million which are applied against and reduce the amounts available under the working capital line of credit.

         We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2008. Future minimum lease payments due on these leases through June 30, 2003 are approximately $15.5 million.

         On November 7, 2001, the Board of Directors authorized a stock repurchase program whereby we can repurchase up to $2.0 million of our outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. On November 15, 2001, we repurchased 2,000 shares at a fair market price of $4.45 per share on such date. On May 7, 2002, the Company repurchased 200,000 shares at a fair market price of $5.82 per share from an officer of the Company. The timing, price, quantity and manner of future purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

         We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates that we will experience negative cash flows due to continued operating losses as a result of a decrease in orders and continued under-utilization of satellite transponder space of NetSat.

         NetSat has had, and we expect it will continue to have, significant working capital requirements, which have, and will, put increased pressure on our capital resources. We are currently exploring a number of alternative strategies to reduce the drain on our resources caused by NetSat's losses. These include strategies to better utilize, or reduce the cost of underutilized, transponder capacity, as well as strategies to deal with NetSat's funding needs. We cannot assure you that we will successfully achieve our goal of improving NetSat's working capital requirements.

         Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and communications services business, the nature and timing of customer orders, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through June 30, 2003. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. For example, the terrorist attacks on the United States in 2001, as well as future events occurring in response to, or in connection with them, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Additional funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        At June 30, 2002, the Company had contractual obligations and commercial commitments as follows (in thousands):


------------------------------- -----------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS                                 PAYMENTS DUE BY PERIOD
------------------------------- -----------------------------------------------------------------------------
                                    Total       Less than 1 year    1-3 years      4-5 years   After 5 years
------------------------------- --------------- ----------------- --------------- ------------ --------------
Capital lease obligation           $16,871        $ 1,387           $ 2,774         $ 2,774      $ 9,936
------------------------------- --------------- ----------------- --------------- ------------ --------------
Operating leases                    76,556         15,489            29,377          25,432        6,258
------------------------------- --------------- ----------------- --------------- ------------ --------------
Total contractual cash
   obligations                     $93,427        $16,876           $32,151         $28,206      $16,194
------------------------------- --------------- ----------------- --------------- ------------ --------------


------------------------------- --------------- -------------------------------------------------------------
                                TOTAL AMOUNTS            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL COMMITMENTS      COMMITTED     Less than 1 year    1-3 years      4-5 years   Over 5 years
------------------------------- --------------- ----------------- --------------- ------------ --------------
Standby letters of credit           $1,370        $  683                $8                 -         $679
------------------------------- --------------- ----------------- --------------- ------------ --------------
Performance guarantees                 607           607                 -                 -            -
------------------------------- --------------- ----------------- --------------- ------------ --------------
Total commercial
   commitments                      $1,977        $1,290                $8                $-         $679
------------------------------- --------------- ----------------- --------------- ------------ --------------


RELATED PARTY TRANSACTIONS

         During the fiscal year ended June 30, 2001, we advanced $200,000 and $40,000 to a Vice President and our General Manager, respectively. We received two promissory notes payable on December 31, 2002 for such advances, which bear interest at an annual rate of 5.0% payable quarterly. During the fiscal year ended June 30, 2002, we increased the $200,000 loan to $300,000 and amended the promissory note accordingly. At June 30, 2001, principal amounts outstanding under these promissory notes were included in other assets and accrued interest receivable thereon were included in other current assets. At June 30, 2002, principal amounts and accrued interest outstanding under these promissory notes were included in other current assets.

         During the fiscal year ended June 30, 2002, we advanced $300,000 to our Chief Executive Officer. We received a promissory note payable on September 30,

2004 which bears interest at an annual rate of 5.0% payable quarterly, and secured by a stock pledge agreement. On May 7, 2002, our Chief Executive Officer sold 200,000 shares of common stock at a fair market price of $5.82 per share on such date in connection with our stock repurchase program. We deducted amounts outstanding on the promissory note together with accrued interest thereon from the gross proceeds paid to our Chief Executive Officer in connection with this transaction.

         During the fiscal year ended June 30, 2002, we advanced $300,000 to our President. We received a promissory note payable on September 30, 2004, which bears interest at an annual rate of 5.0% payable quarterly, and secured by a stock pledge agreement. At June 30, 2002, principal amounts outstanding under this promissory note were included in other assets and accrued interest receivable thereon were included in other current assets.


RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), was issued, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. We do not expect the adoption of this statement to have a material impact on our consolidated financial position, results of operations or liquidity.


RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $17.3 million during the fiscal year ended June 30, 2002, $18.7 million during the fiscal year ended June 30, 2001 and $3.6 million during the fiscal year ended June 30, 2000. As of June 30, 2002, our accumulated deficit was approximately $54.3 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SINCE SALES OF SATELLITE COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, OUR REVENUE AND PROFITABILITY ARE LIKELY TO DECLINE.

         We derive, and expect to continue to derive, a significant amount of revenue from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not occur as we expect, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenue may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, general economic conditions have deteriorated and affected the overall rate of capital spending by our customers. Also, many companies are finding it increasingly difficult to raise capital to finish building their communications networks and, therefore, are placing fewer orders with our customers. The current economic slowdown has resulted in a softening of demand from our customers. We believe that this slowdown is generally the result of slower than forecasted growth in a number of key segments, including communications infrastructure equipment, resulting from a reduction in the capital spending of service providers. We cannot predict the extent to which this softening of demand will continue. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures.

RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT OUR ABILITY TO EXPAND GLOBALLY AND HARM OUR BUSINESS AND PROSPECTS.

         We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries. We presently conduct our international sales in the following geographic areas: Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are some risks inherent in conducting our business internationally, including:

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

         o increased expenses associated with marketing services in foreign countries could effect our ability to compete;

         o relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

         o difficulties in staffing and managing foreign operations could effect our ability to compete;

         o potentially adverse taxes could adversely affect our results of operations;

         o complex foreign laws and treaties could affect our ability to compete; and

         o difficulties in collecting accounts receivable could adversely affect our results of operations.

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

         We have historically provided our customers with satellite ground segment systems and networks on a project-by-project basis. We intend on marketing to our customers our communications services. These services not only provide the implementation of the satellite ground segment systems and networks but also provide for the ongoing operation and maintenance of these systems and networks. If we are not successful in selling these communications services to our existing customers, it will harm our results of operations.

IF NETSAT DOES NOT EXECUTE ITS BUSINESS STRATEGY OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN IT EXPECTS, OUR RESULTS OF OPERATIONS WILL BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY AFFECTED.

         NetSat's revenues from data communications services has decreased and the costs of data communications services has increased in the fiscal year ended June 30, 2002. Its future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. In particular, the current level and manner of utilization of NetSat's transponder space, as well as a decrease in orders currently being experienced, continues to harm our results of operation. We cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. NetSat has had, and we expect will continue to have, significant cash requirements, which have and will decrease our cash resources. If NetSat does not efficiently and substantially utilize its transponder space capacity or increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

         We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate could adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services, and the decrease in bookings received by us from these foreign regions has adversely affected our results of operations for the fiscal years ended June 30, 2001 and 2002. We expect that these negative trends will continue to adversely impact our results of operations.

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

         In the communications services and Internet access services markets, we compete with other satellite communication companies who provide similar services, like Loral CyberStar, Inc. and PanAmSat Corporation and Verestar, as well as other ISPs. In addition, we may compete with other communications service providers, MCI WorldCom Inc., and satellite owners like New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in international markets, and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

         Our business is dependent on the continued success and development of satellite communications technology, which competes with terrestrial communications transport technologies like terrestrial microwave, coaxial cable and fiber optic communications systems. During the fiscal year ended June 30, 2002, fiber optic communications systems penetrated areas in which we have traditionally provided services. If the satellite communications industry fails to continue to develop, or any technological development significantly improves the cost or efficiency of competing terrestrial systems relative to satellite systems, then our business and financial condition would be materially harmed.

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through June 30, 2003. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. In particular, NetSat has had significant cost requirements, which are expected to continue in the future. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

WE RELY ON OUR RELATIONSHIPS WITH RESELLERS IN DEVELOPING COUNTRIES WITH EMERGING MARKETS FOR SALES OF OUR PRODUCTS AND SERVICES AND THE LOSS OR FAILURE OF ANY OF THESE RELATIONSHIPS MAY HARM OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND SERVICES.

         We intend to provide our products and services and NetSat's services almost entirely in developing countries where we have little or no market experience. We intend to rely on resellers in those markets to provide their expertise and knowledge of the local regulatory environment in order to make access to customers in emerging markets easier. If we are unable to maintain these relationships, or develop new ones in other emerging markets, our ability to enter into and compete successfully in developing countries would be adversely affected.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNT FOR A HIGH PERCENTAGE OF OUR REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

         We rely on a small number of customer contracts for a large portion of our revenues and expect that a significant portion of our revenues will continue to be derived from a limited number of customer contracts. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from large contracts with a small number of customers. As a result of this concentration of our customer base, an inability to replace one or more of these large customer contracts would materially adversely affect our results of operations and financial condition.

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

WE DEPEND UPON CERTAIN KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES.

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

         We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm, and GSI in the United States and various other countries, and have been granted registrations for some of these terms in Europe and Russia. We have received trademark registrations for NetSat in the United States, the European Community, Russia, and Brazil. We have various other trademarks registered or pending for registration in the United States and in other countries and may intend to seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

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

WE RELY ON NETSAT, OUR WHOLLY-OWNED SUBSIDIARY, FOR OUR MAIN SUPPLY OF SPACE SEGMENT ON SATELLITES. IF ITS BUSINESS FAILS OR WE ARE OTHERWISE UNABLE TO CONTINUE TO RELY ON NETSAT FOR THIS SUPPLY, OUR BUSINESS MAY BE HARMED.

         We currently depend on NetSat for a majority of our transponder space on satellites. We do not have a long-term agreement in place with NetSat, as most of our needs are filled on a purchase order basis. If NetSat is unable to develop its business or if we are unable to continue to rely on their supply for space segment, then we will have to find alternative suppliers. If we are unable to find another supplier of transponder space or if we are unable to find one on terms favorable to us, then our business may be harmed.

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


RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO MANY GOVERNMENT REGULATIONS, AND FAILURE TO COMPLY WITH THEM WILL HARM OUR BUSINESS.

     OPERATIONS AND USE OF SATELLITES

         We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed earth stations in Hauppauge, New York, subject to the FCC Act and the rules and regulations of FCC. Pursuant to the Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

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

         Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the fiscal years ended June 30, 2000, 2001 and 2002, we had no such foreign currency forward contracts.

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

Report of Independent Auditors.........................................   F-1
Consolidated Balance Sheets as of June 30, 2001 and 2002...............   F-2
Consolidated Statements of Operations for the years ended
June 30, 2000, 2001 and 2002...........................................   F-3
Consolidated Statements of Changes in Stockholders' Equity
for the years ended June 30, 2000, 2001 and 2002.......................   F-4
Consolidated Statements of Cash Flows for the years ended
June 30, 2000, 2001 and 2002...........................................   F-5
Notes to Consolidated Financial Statements.............................   F-6

         (2)  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

         Schedule II- Valuation and Qualifying Accounts................   S-1


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

10.19 Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended June 30, 2001).

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

21       Subsidiaries of the Registrant (filed herewith).

23       Consent of Independent Auditors (filed herewith).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Confidential treatment granted for portions of this agreement.

(B) REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended June 30, 2002.

(C) EXHIBITS

         The response to this portion of Item 14 is submitted as a separate section of this report.

(D) FINANCIAL STATEMENT SCHEDULES

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GLOBECOMM SYSTEMS INC.
                Date: 9/30/02
                                             By:  /s/ David E. Hershberg
                                             -----------------------------------
                                             David E. Hershberg,
                                             Chairman of the Board and
                                             Chief Executive Officer

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


                 SIGNATURE                                       TITLE                              DATE
                 ---------                                       -----                              ----
/s/     David E. Hershberg                         Chairman of the Board and                       9/30/02
---------------------------------------------      Chief Executive Officer
        David E. Hershberg                         (Principal Executive Officer)


/s/     Andrew C. Melfi                            Vice President, Chief Financial                 9/30/02
---------------------------------------------      Officer and Treasurer (Principal Financial
        Andrew C. Melfi                            and Accounting Officer)

s/      Kenneth A. Miller                          President and Director                          9/30/02
---------------------------------------------
        Kenneth A. Miller

/s/     Stephen C. Yablonski                       Vice President, General Manager                 9/30/02
---------------------------------------------      and Director
        Stephen C. Yablonski

/s/     Richard E. Caruso                          Director                                        9/30/02
---------------------------------------------
        Richard E. Caruso

/s/     Benjamin Duhov                             Director                                        9/30/02
---------------------------------------------
        Benjamin Duhov

/s/     Brian T. Maloney                           Director                                        9/30/02
---------------------------------------------
        Brian T. Maloney

/s/     A. Robert Towbin                           Director                                        9/30/02
---------------------------------------------
        A. Robert Towbin

/s/     C.J. Waylan                                Director                                        9/30/02
---------------------------------------------
        C.J. Waylan


                           CERTIFICATION FOR FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2002


I, David E. Hershberg, certify that:

1. I have reviewed this annual report on Form 10-K of Globecomm Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002


                                          /s/ David E. Hershberg
                                          --------------------------------------
                                          David E. Hershberg
                                          Chairman of the Board and
                                          Chief Executive Officer

                           CERTIFICATION FOR FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2002



I, Andrew C. Melfi, certify that:

1. I have reviewed this annual report on Form 10-K of Globecomm Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report


Date: September 30, 2002

                                        /s/ Andrew C. Melfi
                                        ----------------------------------------
                                        Andrew C. Melfi
                                        Vice President, Chief Financial Officer
                                        and Treasurer

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Globecomm Systems Inc.

         We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the "Company") as of June 30, 2001 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other indefinite-lived intangible assets effective July 1, 2001 to conform with the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets".


                                          /s/ Ernst & Young LLP



Melville, New York
August 26, 2002

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                          JUNE 30,             JUNE 30,
                                                                                           2001                  2002
                                                                                      ---------------      ----------------
ASSETS
Current assets:
   Cash and cash equivalents..................................................        $     45,038          $     38,708
   Restricted cash............................................................                 588                   588
   Accounts receivable, net...................................................              25,089                14,999
   Inventories................................................................              15,285                 8,594
   Prepaid expenses and other current assets..................................                 811                 1,239
   Deferred income taxes......................................................                   -                   138
                                                                                      ---------------       ---------------
Total current assets..........................................................              86,811                64,266

Fixed assets, net.............................................................              30,456                28,484
Goodwill......................................................................               7,441                 7,204
Other assets..................................................................                 291                   343
                                                                                      ---------------       ---------------
Total assets                                                                          $    124,999          $    100,297
                                                                                      ===============       ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...........................................................        $    15,317          $     12,918
    Deferred revenues..........................................................              5,825                 3,541
    Accrued payroll and related fringe benefits................................                931                   957
    Other accrued expenses.....................................................              3,609                 2,076
    Deferred liabilities.......................................................                300                   600
    Capital lease obligation...................................................                430                   472
                                                                                      ---------------       ---------------
 Total current liabilities.....................................................             26,412                20,564
 Deferred liabilities, less current portion....................................              3,341                 3,060
 Capital lease obligation, less current portion................................             10,105                 9,633

 Commitments and contingencies

 Stockholders' equity:
    Series A Junior Participating, shares authorized, shares issued and
       outstanding: none in 2001 and 2002......................................                  -                     -
    Common stock, $.001 par value, 22,000,000 shares authorized, shares issued
       12,865,591 in 2001 and 12,933,062 in 2002...............................                 13                    13
    Additional paid-in capital.................................................            123,276               123,598
    Accumulated deficit........................................................            (36,997)              (54,260)
    Accumulated other comprehensive loss.......................................                (57)                  (44)
    Treasury stock, at cost, 147,745 shares in 2001 and 349,745 shares
       in 2002 ................................................................             (1,094)               (2,267)
                                                                                      ---------------       ---------------
 Total stockholders' equity....................................................             85,141                67,040
                                                                                      ---------------       ---------------
 Total liabilities and stockholders' equity....................................       $    124,999          $    100,297
                                                                                      ===============       ===============


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                     YEARS ENDED JUNE 30,
                                                                -----------------------------------------------------------------
                                                                       2000                   2001                  2002
                                                                       ----                   ----                  ----
Revenues from ground segment systems, networks and
      enterprise solutions...............................        $  69,584               $  78,744             $  64,101
Revenues from data communications services................           8,987                  24,170                22,478
                                                                 ---------------         --------------        -------------
Total revenues............................................          78,571                 102,914                86,579
                                                                 ---------------         --------------        -------------

Costs and operating expenses:
      Costs from ground segment systems, networks and
           enterprise solutions...........................          60,634                  70,907                57,083
      Costs from data communications services.............          10,101                  22,661                26,705
      Selling and marketing...............................           6,139                   7,235                 6,735
      Research and development............................             784                     850                 1,185
      General and administrative..........................           8,797                   9,822                11,970
      Asset impairment charge.............................               -                   2,857                   237
      Restructuring charge................................               -                   1,950                     -
                                                                 ---------------         --------------        -------------
Total costs and operating expenses........................          86,455                 116,282               103,915
                                                                 ---------------         --------------        -------------
Loss from operations......................................          (7,884)                (13,368)              (17,336)

Other income (expense):
      Interest income.....................................           1,727                   3,194                 1,030
      Interest expense....................................          (2,522)                 (6,579)                 (957)
      Gain on sale of consolidated subsidiary's
           common stock...................................           2,353                       -                     -
      Gain on sale of investment..........................               -                     304                     -
                                                                 ---------------         --------------        -------------
Loss before income taxes and minority interests
     in operations of consolidated subsidiary.............          (6,326)                (16,449)              (17,263)
Provision for income taxes................................               -                  (1,600)                    -
                                                                 ---------------         --------------        -------------
Loss before minority interests in operations of
     consolidated subsidiary..............................          (6,326)                (18,049)              (17,263)
Minority interests in operations of
     consolidated subsidiary..............................           2,745                    (650)                    -
                                                                 ---------------         --------------        -------------
Net loss..................................................       $  (3,581)              $ (18,699)            $ (17,263)
                                                                 ===============         ==============        =============

Basic and diluted net loss per common share...............       $   (0.36)              $   (1.55)            $   (1.36)
                                                                 ===============         ==============        =============
Weighted-average shares used in the calculation of
     basic and diluted net loss per common share..........          10,016                  12,060                12,707
                                                                 ===============         ==============        =============


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 2001 AND 2002
                                 (IN THOUSANDS)

                                                                                            ACCUMULATED
                                                 COMMON STOCK     ADDITIONAL                   OTHER
                                             --------------------   PAID-IN   ACCUMULATED  COMPREHENSIVE    DEFERRED
                                                SHARES    AMOUNT    CAPITAL     DEFICIT         LOSS      COMPENSATION
                                             ----------  -------- ----------  -----------  -------------  ------------
Balance at June 30, 1999.....................   9,365      $ 9     $ 52,061    $(14,717)      $   -          $(293)
Proceeds from seondary offering, net of
  issuance cost of $3,903....................   2,000        2       50,095           -           -              -
Proceeds from issuance of consolidated
  subsidiary's common stock and stock
  options, net of issuing costs of $1,002...        -        -        4,012           -           -              -
Minority interests reslting from issuance
  of consolidated subsidiary's common
  stock and stock options...................        -        -       (2,197)          -           -              -
Proceeds from exercise of stock options.....      577        1        3,569           -           -              -
Tax benefit from exercise of non-qualified
  stock options.............................        -        -        1,942           -           -              -
Proceeds from exercise of warrants..........        2        -           12           -           -              -
Exercise of stock options in exchange for
  shares of common stock....................       54        -          291           -           -              -
Issuance of common stock in connection
  with employee stock purchase plan.........       26        -          252           -           -              -
Options granted to employees and directors..        -        -           24           -           -              -
Options of consolidated subsidiary's
  common stock granted to consultants.......        -        -           44           -           -              -
Amortization of deferred compensation.......        -        -            -           -           -             75
Comprehensive loss:
  Net loss..................................        -        -            -      (3,581)          -              -
  Gain from foreign currency translation....        -        -            -           -          17              -

Total comprehensive loss....................        -        -            -           -           -              -
                                             ----------  -------- ----------  -----------  -------------  ------------
Balance at June 30, 2000....................   12,024       12      110,105     (18,298)         17           (218)
Proceeds from exercise of stock options.....       69        -          358           -           -              -
Issuance of common stock in connection with
  employee stock purchase plan..............       55        -          328           -           -              -
Issuance of common stock in connection with
  acquisition of minority interests in
  consolidated subsidiary...................      718        1        6,582           -           -              -
Issuance of warrants in connection with
  acquisition of minority interests in
  consolidated subsidiary...................        -        -        5,043           -           -              -
Issuance of options in connection with
  acquisition of minority interests in
  consolidated subsidiary...................        -        -          309           -           -              -
Acquisition of minority interests in
  consolidated subsidiary...................        -        -          907           -           -              -
Forfeiture of consolidated subsidiary's
  employee stock options....................        -        -         (225)          -           -            218
Minority interests resulting from issuance
  of consolidated subsidiary's common
  stock.....................................        -        -         (131)          -           -              -
Comprehensive loss:
  Net loss..................................        -        -            -     (18,699)          -              -
  Loss from foreign currency translation....        -        -            -           -         (55)             -
  Loss from available-for-sale securities...        -        -            -           -         (19)             -

Total comprehensive loss....................        -        -            -           -           -              -
                                             ----------  -------- ----------  -----------  -------------  ------------
Balance at June 30, 2001....................   12,866       13      123,276     (36,997)        (57)             -
Proceeds from exercise of stock options.....       10        -           38           -           -              -
Issuance of common stock in connection with
  employee stock purchase plan..............       57        -          247           -           -              -
Purchases of treasury stock (see Note 13)...        -        -            -           -           -              -
Issuance of stock options for services......        -        -           37           -           -              -
Comprehensive loss:
  Net loss..................................        -        -            -     (17,263)          -              -
  Gain from foreign currency translation....        -        -            -           -         128              -
  Gain from available-for-sale securities...        -        -            -           -        (115)             -

Total comprehensive loss....................        -        -            -           -           -              -
                                             ----------  -------- ----------  -----------  -------------  ------------
Balance at June 30, 2002....................   12,933      $13     $123,598    $(54,260)       $(44)          $  -
                                             ==========  ======== ==========  ===========  =============  ============




                                                TREASURY STOCK        TOTAL
                                              ------------------  STOCKHOLDERS'
                                                SHARES   AMOUNT       EQUITY
                                              --------- --------  -------------
Balance at June 30, 1999.....................    140    $  (803)    $ 36,257
Proceeds from seondary offering, net of
  issuance cost of $3,903....................      -          -       50,097
Proceeds from issuance of consolidated
  subsidiary's common stock and stock
  options, net of issuing costs of $1,002...       -          -        4,012
Minority interests reslting from issuance
  of consolidated subsidiary's common
  stock and stock options...................       -          -       (2,197)
Proceeds from exercise of stock options.....       -          -        3,570
Tax benefit from exercise of non-qualified
  stock options.............................       -          -        1,942
Proceeds from exercise of warrants..........       -          -           12
Exercise of stock options in exchange for
  shares of common stock....................       8       (291)           -
Issuance of common stock in connection
  with employee stock purchase plan.........       -          -          252
Options granted to employees and directors..       -          -           24
Options of consolidated subsidiary's
  common stock granted to consultants.......       -          -           44
Amortization of deferred compensation.......       -          -           75
Comprehensive loss:
  Net loss..................................       -          -       (3,581)
  Gain from foreign currency translation....       -          -           17
                                                                  -------------
Total comprehensive loss....................       -          -       (3,564)
                                              --------- --------  -------------
Balance at June 30, 2000....................     148     (1,094)      90,524
Proceeds from exercise of stock options.....       -          -          358
Issuance of common stock in connection with
  employee stock purchase plan..............       -          -          328
Issuance of common stock in connection with
  acquisition of minority interests in
  consolidated subsidiary...................       -          -        6,583
Issuance of warrants in connection with
  acquisition of minority interests in
  consolidated subsidiary...................       -          -        5,043
Issuance of options in connection with
  acquisition of minority interests in
  consolidated subsidiary...................       -          -          309
Acquisition of minority interests in
  consolidated subsidiary...................       -          -          907
Forfeiture of consolidated subsidiary's
  employee stock options....................       -          -           (7)
Minority interests resulting from issuance
  of consolidated subsidiary's common
  stock.....................................       -          -         (131)
Comprehensive loss:
  Net loss..................................       -          -      (18,699)
  Loss from foreign currency translation....       -          -          (55)
  Loss from available-for-sale securities...       -          -          (19)
                                                                  -------------
Total comprehensive loss....................       -          -      (18,773)
                                              --------- --------  -------------
Balance at June 30, 2001....................     148     (1,094)      85,141
Proceeds from exercise of stock options.....       -          -           38
Issuance of common stock in connection with
  employee stock purchase plan..............       -          -          247
Purchases of treasury stock (see Note 13)...     202     (1,173)      (1,173)
Issuance of stock options for services......       -          -           37
Comprehensive loss:
  Net loss..................................       -          -      (17,263)
  Gain from foreign currency translation....       -          -          128
  Gain from available-for-sale securities...       -          -         (115)
                                                                  -------------
Total comprehensive loss....................       -          -      (17,250)
                                              --------- --------  -------------
Balance at June 30, 2002....................     350    $(2,267)     $67,040
                                              ========= ========  =============




                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        YEARS ENDED JUNE 30,
                                                                       --------------------------------------------------------
                                                                              2000               2001                2002
                                                                              ----               ----                ----
OPERATING ACTIVITIES:
Net loss..............................................................   $    (3,581)       $   (18,699)       $     (17,263)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.....................................         3,347              7,229                3,661
    Stock compensation expense........................................           143                  -                   37
    Provision for doubtful accounts...................................           360              1,753                3,951
    Loss on disposal of fixed assets and other........................             -                280                    -
    Asset impairment charge...........................................             -              2,857                  237
    Change in deferred liabilities....................................         2,047                  -                   19
    Minority interests in operations of consolidated subsidiary.......        (2,745)               650                    -
    Interest on capital lease obligations.............................           186                  -                    -
    Gain on sale of consolidated subsidiary's common stock............        (2,353)                 -                    -
    Gain on sale of investment........................................             -               (304)                   -
    Deferred income taxes............................................         (1,942)             1,942                 (138)
    Changes in operating assets and liabilities:
       Accounts receivable............................................        (4,935)            (3,047)               6,308
       Inventories....................................................        (3,273)            (1,950)               6,714
       Prepaid expenses and other current assets......................          (364)               588                 (443)
       Other assets...................................................          (727)                35                  247
       Accounts payable...............................................        (2,255)            (1,177)              (2,449)
       Deferred revenues..............................................         1,996               (462)              (2,308)
       Accrued payroll and related fringe benefits....................          (179)               251                   26
       Other accrued expenses.........................................         5,350             (1,769)              (1,541)
                                                                         -----------------  -----------------  -----------------

Net cash used in operating activities.................................        (8,925)           (11,823)              (2,942)
                                                                         -----------------  -----------------  -----------------

INVESTING ACTIVITIES:
Purchases of fixed assets.............................................        (6,926)            (5,350)              (1,687)
Purchases of investments..............................................             -               (100)                   -
Proceeds from sale of investments.....................................             -                204                    -
Purchases of consolidated subsidiary's common stock...................             -             (1,212)                   -
Purchase of consolidated subsidiary's preferred stock.................             -               (581)                   -
Proceeds from sale of consolidated subsidiary's common stock..........         3,500                  -                    -
Restricted cash.......................................................         3,065               (167)                   -
Issuance of promissory notes to related parties.......................             -               (240)                (700)
                                                                         -----------------  -----------------  -----------------
Net cash used in investing activities.................................          (361)            (7,446)              (2,387)
                                                                         -----------------  -----------------  -----------------



FINANCING ACTIVITIES:
Proceeds from sale of common stock, net...............................        50,097                  -                    -
Proceeds from sale of consolidated subsidiary's common stock, net ....         3,398                  -                    -
Proceeds from sale of consolidated subsidiary's preferred stock.......         5,000                  -                    -
Proceeds from exercise of stock options...............................         3,570                358                   38
Proceeds from exercise of consolidated subsidiary's stock options.....           614                  -                    -
Proceeds from exercise of warrants....................................            12                  -                    -
Proceeds from sale of common stock in connection with employee stock
   purchase plan......................................................           252                328                  247
Purchases of treasury stock...........................................             -                  -                 (873)
Payments under capital leases.........................................          (329)            (1,668)                (430)
                                                                         -----------------  -----------------  -----------------
Net cash provided by (used in) financing activities...................        62,614               (982)              (1,018)
                                                                         -----------------  -----------------  -----------------
Effect of foreign currency translation on cash .......................            17                  -                   17
                                                                         -----------------  -----------------  -----------------
Net increase (decrease) in cash and cash equivalents..................        53,345            (20,251)              (6,330)

Cash and cash equivalents at beginning of year........................        11,944             65,289               45,038
                                                                         -----------------  -----------------  -----------------
Cash and cash equivalents at end of year..............................   $    65,289        $    45,038        $      38,708
                                                                         =================  =================  =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest................................................   $       769        $     8,145        $         957
                                                                         =================  =================  =================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         Globecomm Systems Inc. ("Globecomm") was incorporated in the State of Delaware on August 17, 1994. The Company is an end-to-end satellite communications solutions provider. The Company's core business provides end-to-end value-added satellite-based enterprise communications solutions. This business supplies ground segment systems and networks for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company's wholly-owned subsidiary, NetSat Express, Inc. ("NetSat") provides network services solutions including Internet backbone connectivity, content delivery network applications, back-office capabilities, POP infrastructure and other network management services.

         The Company has incurred operating losses since its inception and has an accumulated deficit at June 30, 2002 of approximately $54,260,000. Such losses have resulted principally from costs related to data communications services, general and administrative and selling and marketing expenses associated with the Company's operations. Management believes that its existing capital resources will be sufficient to meet its working capital needs through June 30, 2003.


2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NetSat and Globecomm Systems Europe Limited (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Sale of Stock by Subsidiary

         The Company recognizes changes in the ownership percentage of its subsidiaries caused by issuances of the subsidiary's stock as an adjustment to additional paid-in capital in the consolidated statements of changes in stockholders' equity.

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

         The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company's standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company's long-term complex production-type projects. Revenue is recognized on the Company's standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customers' contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the system, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the system. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.

         The Company recognizes revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for its non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customers' satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customers' ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventory balances in the accompanying consolidated balance sheets.

         Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contracted losses are recognized, as they become known.

         Revenues from data communications services are derived primarily from Internet access service fees. Service revenues from Internet access are recognized ratably over the period in which services are provided. Payments received in advance of providing Internet access services are deferred until the period such services are provided and are presented as deferred revenues in the accompanying consolidated balance sheets.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Costs from Ground Segment Systems, Networks and Enterprise Solutions

         Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. Costs associated with hardware and equipment sales consist primarily of the purchase of the related products.

     Costs from Data Communications Services

         Costs from data communications services relating to Internet access service fees consist primarily of satellite space segment charges and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from leased satellites, depreciation relating to capitalized satellite transponder leases and network operations expenses which consist primarily of costs associated with the operation of the Network Operation Center (the "NOC"), including teleport services and maintaining a twenty-four hour a day, seven-day a week staff to monitor the operations of the NOC.

     Research and Development

         Research and development expenditures are expensed as incurred.

     Inventories

         Inventories, which consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, are stated at the lower of cost (using the first-in, first-out method of accounting) or market value. Progress payments received under long-term contracts are netted against inventories.

     Cash Equivalents

         The Company classifies highly liquid financial instruments with a maturity, at the purchase date, of three months or less as cash equivalents.

     Fixed Assets

         Fixed assets are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to twenty-five years. Amortization of assets held under capital leases is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of satellite space segment transponders held under capital leases is calculated based on the straight-line method over the estimated useful life of the satellite transponder. Amortization of leasehold improvements and leased equipment is calculated using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of the Company's obligation under its capital lease is estimated based on the current rates offered to the Company for obligations of similar terms and maturities. The fair value of obligations under the Company's capital lease was not significantly different than the carrying value at June 30, 2001 and 2002.

     Stock-Based Compensation

         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

     Goodwill and Other Intangible Assets

         Goodwill represents excess of the purchase price over the fair value of the net assets acquired. Beginning in fiscal 2002 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. Prior to fiscal 2002, goodwill and such other intangibles were amortized using the straight-line method over periods ranging from five-to-ten years (see Note 7).

     Long-Lived Assets

         For other than goodwill and indefinite life intangibles, when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Accounting Standards

         In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), was issued, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     Reclassifications

         Certain balances in the prior years have been reclassified to conform to the current year presentation. During fiscal 2002, the Company changed the presentation of its consolidated statement of operations to better represent current industry reporting practices.

3. ACCOUNTS RECEIVABLE

         At June 30, 2001, the Company had billed and unbilled accounts receivable balances outstanding for contracts in progress of $19,543,000 and $795,000, respectively, and had billed and unbilled accounts receivable balances outstanding for completed contracts of $4,751,000 and $0, respectively.

         At June 30, 2002, the Company had billed and unbilled accounts receivable balances outstanding for contracts in progress of $11,350,000 and $408,000, respectively, and billed and unbilled accounts receivable balances outstanding for completed contracts of $3,241,000 and $0, respectively.

         Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with ground segment systems, networks and enterprise solutions contracts. At June 30, 2001 and 2002, there was $5,862,000 and $448,000, respectively, billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheets. Based on the Company's experience with similar contracts in recent years, billed receivables relating to long-term contracts are expected to be collected in one year.

         Unbilled amounts relating to long-term contracts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract. At June 30, 2001 and 2002, there were no unbilled amounts relating to long-term contracts included in the accompanying consolidated balance sheets.

4. INVENTORIES


         Inventories consist of the following:


                                                                                  JUNE 30,          JUNE 30,
                                                                                   2001               2002
                                                                              ---------------    --------------
                                                                                         (IN THOUSANDS)
         Raw materials and component parts...............................     $       608        $      876
         Work-in-progress................................................          14,677             7,718
                                                                              ----------------   --------------
                                                                              $    15,285        $    8,594
                                                                              ================   ==============


         At June 30, 2001 and 2002, there was no progress payments to net against inventories under long-term contracts.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5. FIXED ASSETS

         Fixed assets consist of the following:


                                                                       JUNE 30,            JUNE 30,
                                                                         2001               2002
                                                                     -------------     ---------------
                                                                             (IN THOUSANDS)
Land..............................................................   $    1,750        $      1,750
Building and improvements.........................................        5,914               5,992
Computer equipment................................................        2,740               2,943
Machinery and equipment...........................................        2,414               2,441
Network Operations Center.........................................        5,137               5,600
Satellite earth station equipment.................................        8,554               9,356
Furniture and fixtures............................................        1,189               1,308
Leasehold improvements............................................           29                  29
Satellite transponders............................................       11,256              11,256
                                                                     -------------     ---------------
                                                                         38,983              40,675
Less accumulated depreciation and amortization....................        8,527              12,191
                                                                     -------------     ---------------
                                                                      $  30,456        $     28,484
                                                                     =============     ===============


6. INVESTMENTS

         The Company has various investments in strategic alliance companies that were accounted for under the cost method of accounting, as the Company does not have the ability to exercise significant influence and there are no readily determinable market values for such investments. The Company periodically evaluates the carrying value of these investments to determine that they are recorded at the lower of cost or estimated net realizable value. Due to the significant decline in the public equity markets and the financial uncertainty of such investments, during fiscal 2001 the Company's management evaluated these investments and determined it would be appropriate to write-down these investments to net realizable value. Accordingly, during the fourth quarter of fiscal 2001, the Company recorded an asset impairment charge of approximately $2,857,000, which is included in costs and operating expenses in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2001, and reduced the carrying value of these investments to zero.

         During December 2000, the Company sold its interest in one of its investments, which was being accounted for under the cost method of accounting, and recorded a gain on sale of investments of approximately $304,000 during fiscal 2001. Such gain was included in the consolidated statement of operations for the fiscal year ended June 30, 2001.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7. GOODWILL

         On July 1, 2001, the Company adopted the new rules on accounting for goodwill and other intangible assets. The Company completed its annual goodwill impairment tests during the fourth quarter of fiscal 2002 for both its ground segment systems, networks and enterprise solutions and data communications services reporting units. Based upon the estimated fair market values, the Company recognized an impairment charge of approximately $237,000 in connection with its ground segment systems, networks and enterprise solutions reporting unit, representing the net carrying value of goodwill relating to the acquisition of a wireless local loop telephone network solutions business in fiscal 1999. This charge is included in costs and operating expenses in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2002.

         The net carrying value of goodwill is approximately $7,441,000 and $7,204,000, respectively, at June 30, 2001 and 2002 which primarily relates to the data communications solutions reporting unit.

         Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and basic and diluted net loss per common share would have been as follows:



                                                                   YEARS ENDED JUNE 30,
                                                       ------------------------------------------------
                                                           2000             2001             2002
                                                           ----             ----             ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

          Reported net loss..................          $   (3,581)     $   (18,699)     $   (17,263)
          Add back goodwill amortization, net
             of tax..........................                 160              291                -
                                                       ------------------------------------------------
          Adjusted net loss..................          $   (3,421)     $   (18,408)     $   (17,263)
                                                       ================================================
          Basic and diluted net loss per
             common share:
          As reported .......................          $    (0.36)     $     (1.55)     $     (1.36)
          Goodwill amortization..............                0.02             0.02                -
                                                       ------------------------------------------------
          Adjusted basic and diluted net loss
             per common share................          $    (0.34)      $    (1.53)     $     (1.36)
                                                       ================================================

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8. COMMON STOCK

     Sale of Common Stock

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

     Stock Issued to Consultants

         During November 1996, the Company issued a ten-year warrant to five consultants for services to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. At June 30, 2002, warrants to purchase 55,825 shares of the Company's common stock noted above are outstanding and exercisable.

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

         On November 7, 2001, the Company's Board of Directors authorized a stock repurchase program whereby the Company can repurchase up to $2.0 million of the Company's outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. On November 15, 2001, the Company repurchased 2,000 shares at a fair market price of $4.45 per share on such date. On May 7, 2002, the Company repurchased 200,000 shares at a fair market price of $5.82 per share on such date from the Company's Chief Executive Officer (see Note 13). The repurchase program allows for the purchase to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and manner of purchases are at the discretion of the Company's management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

9. NETSAT'S EQUITY TRANSACTIONS AND RESTRUCTURING

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9. NETSAT'S EQUITY TRANSACTIONS AND RESTRUCTURING (CONTINUED)

         During October 1999, the Company and NetSat entered into a common stock purchase agreement with an investor to purchase 2,000,000 shares of NetSat's common stock for $2.50 per share, of which 1,400,000 shares were purchased directly from the Company and 600,000 shares were issued and sold directly by NetSat, yielding net proceeds of approximately $4,935,000, net of offering costs of $65,000. As a result, the Company recorded a gain of approximately $2,353,000 from the sale of its 1,400,000 shares of NetSat's common stock during fiscal 2000. The Company's common stock ownership percentage in NetSat was reduced from approximately 81% to approximately 69% following the issuance and sale of the NetSat common stock. Accordingly, the Company recorded a credit to stockholders' equity of approximately $830,000 during fiscal 2000 reflecting the increase in its share of the net equity of NetSat as a result of the common stock offering.

         During April 2001, in connection with management's plan to reduce costs and to improve NetSat's operating efficiencies, the Company recorded a restructuring charge of approximately $2,490,000 (of which $540,000 was charged to costs from data communications services) during fiscal 2001. The restructuring was primarily associated with the discontinuance of certain NetSat product lines to enhance the Company's strategic redeployment of its consolidated operating activities, enabling the Company to offer its customers end-to-end satellite communications solutions while integrating operations and reducing costs. As a result of this restructuring, the Company terminated 31 employees including executive management, marketing, administration and operations support personnel. The major components of the restructuring charge included severance payments to terminated NetSat employees of approximately $850,000, fees incurred in connection with the termination of certain leased satellite transponders of approximately $540,000 (charged to costs from data communications services), the write-off of certain capitalized costs in the amount of approximately $620,000 associated with NetSat's terminated financing activities and the write-off of the estimated book value of equipment in the amount of approximately $480,000 in connection with NetSat's discontinuance of certain product lines. At June 30, 2001, approximately $500,000 of the restructuring charge was accrued and included in other accrued expenses in the accompanying consolidated balance sheet. During fiscal 2002, the restructuring plan was completed whereby $250,000 was charged against the restructuring accrual for charges relating to space segment cancellation fees, and $250,000 was reversed into income (credited to costs from data communications services) due to the resolution of liabilities for less than originally estimated.

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

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9. NETSAT'S EQUITY TRANSACTIONS AND RESTRUCTURING (CONTINUED)

         In connection with these transactions, the Company wholly owns NetSat and, accordingly, recorded goodwill of approximately $7,001,000 during fiscal 2001, which represents the excess of the value of the Company's securities issued over the recorded minority interests at the time of the transactions. In accordance with the provisions of SFAS No. 142, effective July 1, 2001, the Company ceased amortizing the goodwill associated with these transactions, which at such time had a remaining balance of $6,913,000 and was being amortized over ten years. Such goodwill was tested for impairment upon the adoption of SFAS No. 142 as of July 1, 2001 and again in connection with the annual asset impairment test during the fourth quarter of fiscal 2002 whereby no impairment was identified.

10. STOCK OPTION AND STOCK PURCHASE PLANS

         On February 26, 1997, the Company's Board of Directors authorized, and the stockholders subsequently approved, the 1997 Stock Incentive Plan ("1997 Plan"), which authorized the granting to employees, directors and consultants of the Company options to purchase an aggregate of 2,280,000 shares of the Company's common stock. In November 2000 and 2001, the Company's stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 800,000 shares in fiscal 2001 and 2002.

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

         Employee options generally vest annually in equal installments over a four-year period and expire on the tenth anniversary of the date of grant. Director options generally vest annually in equal installments over a three-year period commencing on the date of grant and expire the earlier of ten years from the date of grant or one year from concluding service as a director of the Company.

         The 1997 Plan provides for an automatic increase to the number of options authorized for grant by an amount equal to 1% of the shares of common stock outstanding on the last trading day of each calendar year. During fiscal 2000, 2001 and 2002, the Company increased the number of options authorized for grant under the 1997 Plan pursuant to the automatic 1% provision by 95,623, 119,505 and 127,529, respectively. At June 30, 2002, the remaining options available for grant under the 1997 Plan was 558,382.

         On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan ("1999 Plan"). Pursuant to the 1999 Plan, 400,000 shares of the Company's common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. During the years ended June 30, 2000, 2001 and 2002, the Company issued 25,733, 54,905 and 56,821 shares of its common stock to participating employees in connection with the 1999 Plan. At June 30, 2002, the remaining shares available for issuance under the 1999 Plan was 244,012.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

         The following table summarizes activity in the Company's stock option plan (In thousands, except per share amounts):


                                                                     YEARS ENDED JUNE 30,
                                      --------------------------------------------------------------------------------------
                                                2000                         2001                          2002
                                      ---------------------------  ---------------------------   ---------------------------
                                                     WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                        SHARES        AVERAGE         SHARES        AVERAGE         SHARES        AVERAGE
                                        UNDER        EXERCISE          UNDER       EXERCISE         UNDER        EXERCISE
                                        OPTION         PRICE          OPTION         PRICE          OPTION         PRICE
                                        ------       --------        --------       -------         ------       ---------
Balance, beginning of year....           2,007      $    7.32          1,578       $  10.10          2,382       $    9.28
Grants........................             353          18.54            944           7.78            734            4.79
Exercised.....................            (631)          6.11            (69)          5.22            (10)           3.56
Canceled......................            (151)          9.58            (71)         11.24           (192)          10.86
                                       -----------                   ------------                 ------------
Balance, end of year..........           1,578          10.10          2,382           9.28          2,914            8.07
                                       ===========                   ============                 ============

Exercisable, end of year......             863      $    7.19          1,170       $   8.61          1,401       $    8.87
                                       ===========  ===========      ============  =============  ============   =============

Weighted-average fair value
   of options granted during
   the year...................                      $   12.38                      $   5.21                      $    3.05
                                                    ===========                    =============                 =============

         As a result of stock options granted during fiscal 1997, the Company recorded stock compensation expense of approximately $24,000 during the year ended June 30, 2000, based on the difference between the fair market value of the shares and the option exercise price at the date of grant. As of June 30, 2000, there was no additional stock compensation expense to be recorded relating to these grants.

         The following table summarizes information about stock options outstanding at June 30, 2002 (In thousands, except per share amounts):


                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                         --------------------------------------------------        ---------------------------------
                                                   WEIGHTED-
                                                    AVERAGE          WEIGHTED-                              WEIGHTED-
           RANGE OF                                REMAINING          AVERAGE                                AVERAGE
           EXERCISE                 NUMBER        CONTRACTUAL        EXERCISE           NUMBER              EXERCISE
            PRICE                OUTSTANDING     LIFE (YEARS)          PRICE          EXERCISABLE             PRICE
            -----                -----------     ------------          ------         -----------             -----
    $3.51   -  $5.06.........       935               6.9             $ 4.52             398              $     4.61
    $5.31   -  $7.90.........       946               8.5             $ 6.72             252              $     6.99
    $8.07   - $11.75.........       690               6.2             $ 9.35             519              $     8.95
   $12.75   - $18.88.........       153               5.8             $14.82             135              $    14.88
   $21.00   - $28.00.........       190               7.4             $22.12              97              $    22.27
                                -----------                                          -------------
                                  2,914               7.2             $ 8.07           1,401              $     8.87
                                ===========                                          =============

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

         The Company has reserved approximately 4,336,000 shares of its common stock for issuance upon exercise of all available and outstanding options and warrants at June 30, 2002.

         In connection with the acquisition of the minority interests of NetSat in fiscal 2001, the Company cancelled the NetSat 1999 Stock Incentive Plan during the fourth quarter of fiscal 2001.

     Fair Value Disclosures

         Pro-forma information regarding net loss and net loss per common share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to July 1, 1995 under the fair value method of that Statement. The fair value of options granted under the Company's 1997 Plan was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2000, 2001 and 2002: risk-free interest rate of 6.1% (2000), 5.4% (2001) and 4.2% (2002), volatility factor of the expected market price of the Company's common stock of .92 (2000), .81 (2001), and .75 (2002), a weighted-average expected life of the option of five years and no dividend yields.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options under the Black-Scholes option valuation model.

         For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:


                                                                               YEARS ENDED JUNE 30,
                                                                --------------------------------------------------------
                                                                     2000                2001                 2002
                                                                     ----                ----                 ----
Pro-forma net loss (In thousands).........................         $(5,445)           $(21,515)             $(19,953)
                                                                   =======            ========              ========
Basic and diluted pro-forma net loss per common share.....         $  (.54)           $  (1.78)             $  (1.57)
                                                                   =======            ========              ========


11. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Diluted net loss per share for the years ended June 30, 2000, 2001 and 2002, excludes the effect of approximately 951,000, 415,000 and 172,000 stock options, respectively, and approximately 32,000 and 10,000 warrants in 2000 and 2001, respectively, as their effect would have been anti-dilutive.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12. PENSION PLAN

         The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 100% of their pre-tax compensation, subject to elective deferral limitations under
Section 403 of the Internal Revenue Code. Participant contributions up to 4% of pre-tax compensation were fully matched by the Company during the years ended June 30, 2000, 2001, and 2002. The plan also provides for discretionary contributions by the Company. The Company contributed approximately $259,000, $539,000 and $470,000 to the 401(k) plan during the years ended June 30, 2000, 2001, and 2002, respectively. There were no discretionary contributions made by the Company during the years ended June 30, 2000, 2001, and 2002.

13. RELATED PARTY TRANSACTIONS

         During fiscal 2001, the Company advanced $200,000 and $40,000 to two officers of the Company. The Company received two promissory notes payable on December 31, 2002 for such advances, which bear interest at an annual rate of 5.0% payable quarterly. During fiscal 2002, the Company increased the $200,000 loan to $300,000 and amended the promissory note accordingly. At June 30, 2001, principal amounts outstanding under these promissory notes are included in other assets and accrued interest receivable is included in other current assets in the accompanying consolidated balance sheet. At June 30, 2002, principal amounts and accrued interest outstanding under these promissory notes are included in other current assets in the accompanying consolidated balance sheet.

         During fiscal 2002, the Company advanced $300,000 to an officer of the Company. The Company received a promissory note payable on September 30, 2004, which bears interest at an annual rate of 5.0% payable quarterly, and secured by a stock pledge agreement. On May 7, 2002, the officer sold 200,000 shares of the Company's common stock at a fair market price of $5.82 per share on such date to the Company in connection with its stock repurchase program. The Company deducted amounts outstanding on the promissory note together with accrued interest thereon from the gross proceeds paid to the officer in connection with this transaction.

         During fiscal 2002, the Company advanced $300,000 to an officer of the Company. The Company received a promissory note payable on September 30, 2004, which bears interest at an annual rate of 5.0% payable quarterly, and secured by a stock pledge agreement. At June 30, 2002, principal amounts outstanding under this promissory note are included in other assets and accrued interest receivable thereon is included in other current assets in the accompanying consolidated balance sheet.

14. INCOME TAXES

         The Company computes income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to the differences between the carrying amount of the assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities are determined by using enacted tax laws and rates in effect when the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

14. INCOME TAXES (CONTINUED)

         The income tax provision (benefit) for the years ended June 30, 2000, 2001 and 2002 calculated under the provisions of SFAS No.109, Accounting for Income Taxes, are as follows:


                                                                                     YEARS ENDED JUNE 30,
                                                                        --------------------------------------------------
                                                                             2000              2001                2002
                                                                             ----              ----                ----
                                                                                             (IN THOUSANDS)
Current:
   Federal.........................................................    $       1,635        $        -          $        -
   State and local.................................................              307              (342)                  -
   Foreign ........................................................                -                 -                 138
                                                                       -------------        ----------          ----------
                                                                               1,942              (342)                138
Deferred, net of valuation allowance...............................           (1,942)            1,942                (138)
                                                                       -------------        ----------          ----------
                                                                       $           -        $    1,600          $        -
                                                                       =============        ==========          ==========


         During fiscal 2001 and 2002, the Company recorded approximately $342,000 and $372,000 of state investment tax credits. During fiscal 2002, approximately $75,000 of the tax benefit was recorded as an offset to state and local capital taxes, approximately $138,000 was recorded as an offset to the foreign income tax provision recorded by Globecomm Systems Europe Limited and the remaining $159,000 was recorded as a reduction in general and administrative expenses.

         In the fourth quarter of fiscal 2001, the Company acquired the remaining minority interests in NetSat from certain minority shareholders. Accordingly, for federal income tax purposes the Company and NetSat will file a consolidated income tax return.

         Significant components of the Company's deferred tax assets (liability) are as follows:


                                                                                JUNE 30, 2001      JUNE 30, 2002
                                                                                -------------      -------------
                                                                                         (IN THOUSANDS)
 Deferred tax assets:
   Net operating loss carryforwards........................................      $     14,772          $  21,476
   Projects in progress....................................................               175                135
   Accruals and reserves...................................................             1,659              1,292
   Write-down of investments...............................................             1,280              1,280
   State investment tax credit carryforwards...............................                 -                138
                                                                               -------------------   ---------------
                                                                                       17,886             24,321
 Valuation allowance for deferred tax assets...............................           (17,401)           (23,157)
                                                                               -------------------   ---------------
                                                                                          485              1,164
 Deferred tax liability:
   Depreciation and amortization...........................................              (485)            (1,026)
                                                                               -------------------   ---------------
 Net deferred tax assets..................................................       $          -          $     138
                                                                               ===================   ===============

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


14. INCOME TAXES (CONTINUED)

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company has provided a valuation allowance against its operating losses and temporary differences except for approximately $138,000 representing state investment tax credit carryforwards that will be utilized during fiscal 2003 to offset state capital taxes on the Company's consolidated state tax return.

         For the years ended June 30, 2000, 2001 and 2002, the valuation allowance increased approximately $3,282,000, $7,743,000 and $5,756,000, respectively. Approximately $2,046,000 of the remaining valuation allowance, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises.

         The Company has available net operating loss carryforwards of approximately $53,691,000 ($17,339,000 and $36,352,000 for the Company and
NetSat, respectively), which are due to expire through 2022. Utilization of the NetSat net operating loss carryforwards may be subject to an annual limitation pursuant to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

         The reconciliations of tax provision (benefit) computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax loss are as follows:


                                                                             YEARS ENDED JUNE 30,
                                                               ---------------------------------------------------
                                                                  2000                2001                2002
                                                                  ----                ----                ----
Tax at U.S. Federal statutory rate........................         (34) %              (34) %             (34) %
Expenses not deductible for income tax purposes ..........           6                   -                  -
Losses for which no tax benefit was received..............          28                  45                 34
State taxes...............................................           -                  (1)                 -
                                                               -------------        --------------     ------------
                                                                     -  %               10  %               -  %
                                                               =============        ==============     ============



15. SEGMENT INFORMATION

         The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc. and Globecomm Systems Europe Limited, is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions. Its data communications services segment, through NetSat, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat also provides Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

         The following is the Company's business segment information as of and for the years ended June 30, 2000, 2001 and 2002:

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


15. SEGMENT INFORMATION (CONTINUED)

                                                                                       YEARS ENDED
                                                                 ------------------------------------------------------
                                                                      2000                 2001            2002
                                                                      ----                 ----            ----
                                                                                      (IN THOUSANDS)
Revenues:

Ground segment systems, networks and enterprise solutions...        $  69,584            $  78,744       $  64,101
Data communications services................................            8,987               24,170          22,478
                                                                    ------------         -----------     -----------
Total revenues..............................................        $  78,571            $ 102,914       $  86,579
                                                                    ============         ===========     ===========
Loss from operations:
  Ground segment systems, networks and enterprise solutions.        $    (137)           $  (4,865)      $  (7,149)
  Data communications services..............................           (7,193)              (8,538)        (10,155)
Interest income.............................................            1,727                3,194           1,030
Interest expense............................................           (2,522)              (6,579)           (957)
Gain on sale of consolidated subsidiary's common stock......            2,353                    -               -
Gain on sale of investment..................................                -                  304               -
Intercompany eliminations...................................             (554)                  35             (32)
                                                                    ------------         -----------     -----------
Loss before income taxes and minority interests in
  operations of consolidated subsidiary.....................        $  (6,326)           $ (16,449)      $ (17,263)
                                                                    ============         ===========     ===========
Depreciation and amortization:
  Ground segment systems, networks and enterprise solutions.        $   1,370            $   1,695       $   1,598
  Data communications services..............................            1,977                5,543           2,075
  Intercompany eliminations.................................                -                   (9)            (12)
                                                                    ------------         -----------     -----------
Total depreciation and amortization.........................        $   3,347            $   7,229       $   3,661
                                                                    ============         ===========     ===========


 Expenditures for long-lived assets:
  Ground segment systems, networks and enterprise solutions.        $   2,482            $   2,054       $     935
  Data communications services..............................          101,249                3,428             752
  Intercompany eliminations.................................             (444)                (132)              -
                                                                    ------------         -----------     -----------
Total expenditures for long-lived assets....................        $ 103,287            $   5,350       $   1,687
                                                                    ============         ===========     ===========



                                                                     JUNE 30,            JUNE 30,          JUNE 30,
                                                                       2000                2001             2002
                                                                       ----                ----             ----
                                                                                     (IN THOUSANDS)
Assets:
  Ground segment systems, networks and enterprise solutions.        $ 125,106            $ 136,103       $ 123,484
  Data communications services..............................          109,624               21,985          20,106
  Intercompany eliminations.................................          (11,976)             (33,089)        (43,293)
                                                                    ------------         -----------     -----------
Total assets................................................        $ 222,754            $ 124,999       $ 100,297
                                                                    ============         ===========     ===========

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


16. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         The Company designs, assembles and installs satellite ground segment systems, networks and enterprise solutions for customers in diversified geographic locations. Concentration of credit risk with respect to accounts receivable is limited due to the limited number of customers and that a substantial portion of accounts receivable are related to balances owed by major satellite communication companies. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. Allowances related to accounts receivable at June 30, 2000, 2001 and 2002, are approximately $467,000, $1,065,000 and $4,683,000, respectively.

         Two major customers accounted for approximately 27% (16% and 11%) of the Company's consolidated revenues for the year ended June 30, 2000. One major customer accounted for approximately 11% of the Company's consolidated revenues for the years ended June 30, 2001 and 2002.

         Revenues earned from ground segment systems, networks and enterprise solutions are attributed to the geographic location in which the equipment is shipped. Revenues earned from data communications services are attributed to the geographic location in which the services are being provided. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:



                                                                      YEARS ENDED JUNE 30,
                                                   --------------------------------------------------------------
                                                           2000               2001               2002
                                                           ----               ----               ----
        Africa.................................             5 %                 2 %               3 %
        South America..........................             2 %                 8 %               9 %
        Asia...................................            12 %                10 %              16 %
        Europe (15% in the UK in 2002).........            24 %                21 %              31 %
        Middle East............................            10 %                13 %              14 %
        Australia..............................             2 %                 2 %               2 %
                                                         -------             -------            -------
                                                           55 %                56 %              75 %
                                                         =======             =======            =======



         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in three financial institutions at June 30, 2001 and 2002, respectively. Cash equivalents are comprised of short-term debt instruments and certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate fair market value. At times, cash may be in excess of Federal Deposit Insurance Company insurance limits.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


17. COMMITMENTS AND CONTINGENCIES

     Line of Credit

         Effective April 11, 2002, the Company amended its bank agreement and established a $5,000,000 working capital line of credit. The modified credit facility bears interest at the prime rate (4.75% at June 30, 2002) and is collateralized by a first security interest on most of the Company's assets. The credit facility, which expires on April 10, 2003, contains certain financial covenants, with which the Company was in compliance at June 30, 2002. As of June 30, 2002, no amounts are outstanding under this credit facility, however, there are outstanding standby letters of credit, bid proposals and performance guarantees of approximately $1,977,000 which are applied against and reduce the amounts available under the working capital line of credit.

     Letters of Credit

         The Company utilizes standby letters of credit to secure certain bid proposals, performance guarantees, and service agreements with third party vendors in the normal course of business. As of June 30, 2001 and 2002, the Company had standby letters of credit, bid proposals and performance guarantees outstanding of approximately $1,850,000 and $1,977,000, respectively, which were secured by the Company's working capital line of credit. The Company provides cash collateral for certain letters of credit. As of June 30, 2001 and 2002, the Company had no cash collateral related to bid proposals, and had approximately $588,000 of cash collateral related to performance guarantees. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

     Lease Commitments

         The Company currently leases satellite space segment services, office space, teleport services and other equipment under a capital and various operating leases, which expire in various years through 2014. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options.

         During the year ended June 30, 2000, NetSat signed a 15-year and a 14-year capital lease for certain satellite space segment transponders. On April 1, 2001, the Company renegotiated the 15-year satellite space segment transponder lease which changed the terms and economics of the agreement and resulted in a change in accounting for such lease from capital to operating. Accordingly, the change in accounting reduced the Company's capital lease obligations by approximately $84,261,000 with a corresponding reduction in net fixed assets of approximately $80,620,000, resulting in a deferred liability of approximately $3,641,000, which is being amortized into income over the remaining term of the lease. During the year ended June 30, 2002, NetSat amortized $300,000 of the deferred liability into income which is included as a credit to costs from data communications services, resulting in a balance of approximately $3,341,000 in deferred liabilities in the accompanying consolidated balance sheets at June 30, 2002.

         During the fourth quarter of fiscal 2002, NetSat amended a satellite space segment transponder lease to reduce the short-term cash commitment under such agreement in exchange for a twelve-month extension of the lease term. As a result of this modification, the Company will record the remaining lease commitment on a straight-line basis over the remaining term of the transponder lease. Accordingly, during 2002, the Company recorded a deferred liability of $319,000, to reflect the straight-lining of such lease payments. Such amount is included in deferred liabilities in the accompanying consolidated balance sheets at June 30, 2002.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         At June 30, 2002, future minimum lease payments under the non-cancelable capital lease agreement is as follows (in thousands):

               2003..................................     $     1,387
               2004..................................           1,387
               2005..................................           1,387
               2006..................................           1,387
               2007..................................           1,387
               Thereafter............................           9,936
                                                          ------------
               Total minimum lease payments..........     $    16,871
               Less amount representing interest.....          (6,766)
                                                          ------------
               Present value of minimum lease
                   payments, net.....................     $    10,105
                                                          ============

         The satellite space segment transponders under the capital lease are included in fixed assets with a capitalized cost of approximately $11,256,000 and accumulated amortization of approximately $1,158,000 and $1,930,000, at June 30, 2001 and 2002, respectively.

         Future minimum lease payments under non-cancelable operating leases for satellite space segment services, Internet access services, teleport services, office space and other equipment with terms of one year or more consist of the following at June 30, 2002 (in thousands):

               2003..................................     $    15,489
               2004..................................          15,542
               2005..................................          13,835
               2006..................................          12,756
               2007..................................          12,676
               Thereafter............................           6,258
                                                          ---------------
                                                          $    76,556
                                                          ===============

         Rent expense for satellite space segment services, Internet access services, teleport services, office space and other equipment was approximately $5,990,000, $11,051,000 and $17,082,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

         In May 2002, the Company entered into a lease agreement as the lessor of satellite earth station equipment, which is being classified as an operating lease and expires in May 2006. Equipment under this operating lease has a net book value of approximately $562,000 and is included in fixed assets in the accompanying consolidated balance sheet at June 30, 2002. At June 30, 2002, future minimum lease payments to be received from equipment under this operating lease are as follows: $111,000 in 2003, $186,000 in 2004, $186,000 in 2005 and
$155,000 in 2006.

         Pursuant to several of NetSat's Internet access service agreements, NetSat is the lessor of satellite earth station equipment that are classified as operating leases and expire at various dates through fiscal 2004. Equipment under these operating leases are included in fixed assets in the accompanying consolidated balance sheets and have a net book value of approximately $289,000 and $274,000 at June 30, 2001 and 2002, respectively. At June 30, 2002, future minimum lease payments to be received from equipment under these various operating leases are nominal.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         During fiscal 2001, the Company entered into two thirty-six month operating lease agreements for satellite space segment transponders on two satellites that are expected to be launched and become operational during fiscal 2004. Future payments due on such agreements through fiscal 2007 are approximately $6,000,000. Such satellite space segment services will begin when the satellite transponders are commercially operational, as defined in the agreements.

         Employment Agreements

         During January 1997, the Company entered into three-year employment agreements with two of its officers for an aggregate amount of $325,000 per year. Effective November 1998, 1999 and 2000, such employment agreements increased to an aggregate amount of $400,000, $423,000 and $516,000, respectively, per year. During October 2001, the Company entered into new three-year employment agreements with the two officers for an aggregate amount of $516,000 per year. The Company will have certain obligations to the two officers if they are terminated for disability or following a change in control. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement.

         During October 2001, the Company entered into three-year employment agreements with five other officers for an aggregate amount of approximately $698,000 per year. The Company will have certain obligations to these officers if they are terminated for disability or following a change in control. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement.

         During January 2002, the Company entered into a three-year employment agreement with another officer for an amount of $275,000 per year. The Company will have certain obligations to this officer if terminated for disability or following a change in control. The employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement.

                             GLOBECOMM SYSTEMS INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



                                                                             ADDITIONS
                                                           ------------------------------------------
                                            BALANCE AT         CHARGED TO      CHARGED TO OTHER
                                           BEGINNING OF        COSTS AND          ACCOUNTS-           DEDUCTIONS-     BALANCE AT
             DESCRIPTION                      PERIOD           EXPENSES           DESCRIBE             DESCRIBE      END OF PERIOD
             -----------                  -------------       --------           --------             --------      -------------
Year ended June 30, 2000:
  Reserves and allowances
   deducted from asset accounts:
  Reserve for estimated
   doubtfull accounts receivable...     $   107,000        $   360,000       $            -       $           -      $    467,000
  Valuation allowance on
   deferred tax assets.............       6,376,000                  -            3,282,000(a)                -         9,658,000
                                        ----------------   ---------------   ------------------   -----------------  ---------------
                                        $ 6,483,000        $   360,000       $    3,282,000       $           -      $ 10,125,000
                                        ================   ===============   ==================   =================  ===============

Year ended June 30, 2001:
  Reserves and allowances
   deducted from asset accounts:
  Reserve for estimated
   doubtful accounts receivable....     $   467,000        $   680,000       $            -       $     (82,000)(b)  $  1,065,000
  Valuation allowance on
    deferred tax assets............       9,658,000                  -            7,743,000(a)                -        17,401,000
  Valuation allowance on leased
    receivables....................               -          1,073,000                    -          (1,073,000)(c)             -
                                        ----------------   ---------------   ------------------   -----------------  ---------------
                                        $10,125,000        $ 1,753,000       $    7,743,000       $  (1,155,000)     $ 18,466,000
                                        ================   ===============   ==================   =================  ===============

Year ended June 30, 2002:
  Reserves and allowances
    deducted from asset accounts:
  Reserve for estimated
    doubtful accounts receivable...     $ 1,065,000        $ 3,951,000       $            -       $    (333,000)(b)  $  4,683,000
  Valuation allowance on
    deferred tax assets............      17,401,000                  -            5,756,000(a)                -        23,157,000
                                        ----------------   ---------------   ------------------   -----------------  ---------------
                                        $18,466,000        $ 3,951,000       $    5,756,000       $    (333,000)     $ 27,840,000
                                        ================   ===============   ==================   =================  ===============


         (a) Increase in valuation allowance for net deferred tax assets.
         (b) Reduction in allowance due to write-off of accounts receivable balances.
         (c) Reduction in reserve due to write-off of leased receivables.

INDEX TO EXHIBITS:
------------------
Exhibit No.

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

10.19 Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended June 30, 2001).

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

21       Subsidiaries of the Registrant (filed herewith).

23       Consent of Independent Auditors (filed herewith).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


* Confidential treatment granted for portions of this agreement.