Form 10-Q
period 2002-09-30
GLOBECOMM SYSTEMS INC
filed 2002-11-14
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2002, there were 12,569,217 shares of the registrant's common stock, $0.001 par value, outstanding.

                             GLOBECOMM SYSTEMS INC.

                    Index to the September 30, 2002 Form 10-Q

                                                                                                            Page
                                       Part I -- Financial Information                                      ----
Item 1.  Consolidated Financial Statements ....................................................................3

         Consolidated Balance Sheets--As of September 30, 2002 (unaudited) and June 30, 2002...................3

         Consolidated Statements of Operations (unaudited)--For the three months ended
           September 30, 2002 and 2001.........................................................................4

         Consolidated Statement of Changes in Stockholders' Equity (unaudited)--For the three months ended September 30, 2002............................................................................5

         Consolidated Statements of Cash Flows (unaudited)--For the three months ended
           September 30, 2002 and 2001.........................................................................6

         Notes to Consolidated Financial Statements (unaudited)................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................24

Item 4.  Controls and Procedures..............................................................................25


                                           Part II -- Other Information
Item 1.  Legal Proceedings....................................................................................25

Item 2.  Changes in Securities and Use of Proceeds............................................................25

Item 3.  Defaults Upon Senior Securities......................................................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................................................25

Item 5.  Other Information....................................................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................................................25

         Signatures...........................................................................................29

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,            JUNE 30,
                                                                                  2002                   2002
                                                                                  ----                   ----
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $   36,827            $   38,708
  Restricted cash                                                                      588                   588
  Accounts receivable, net                                                           9,319                14,999
  Inventories                                                                        9,245                 8,594
  Prepaid expenses and other current assets                                          1,070                 1,239
  Deferred income taxes                                                                138                   138
                                                                                ----------------------------------
Total current assets                                                                57,187                64,266

Fixed assets, net                                                                   27,488                28,484
Goodwill                                                                             7,204                 7,204
Other assets                                                                           340                   343
                                                                                ----------------------------------

Total assets                                                                    $   92,219            $  100,297
                                                                                ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $   10,065            $   12,918
  Deferred revenues                                                                  2,773                 3,541
  Accrued payroll and related fringe benefits                                        1,268                   957
  Other accrued expenses                                                             2,347                 2,076
  Deferred liabilities                                                                 600                   600
  Capital lease obligation                                                             482                   472
                                                                                ----------------------------------
Total current liabilities                                                           17,535                20,564

Deferred liabilities, less current portion                                           3,682                 3,060
Capital lease obligation, less current portion                                       9,509                 9,633

Commitments and contingencies

Stockholders' equity:
  Series A Junior Participating, shares authorized, issued and outstanding:
   none at September 30, 2002 and June 30, 2002                                          -                     -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
   12,933,062 at September 30, 2002 and June 30, 2002                                   13                    13
  Additional paid-in capital                                                       123,598               123,598
  Accumulated deficit                                                              (59,723)              (54,260)
  Accumulated other comprehensive loss                                                (128)                  (44)
  Treasury stock, at cost, 349,745 shares at September 30, 2002 and June 30,
   2002                                                                             (2,267)               (2,267)
                                                                                ----------------------------------
Total stockholders' equity                                                          61,493                67,040
                                                                                ----------------------------------

Total liabilities and stockholders' equity                                      $   92,219            $  100,297
                                                                                ==================================



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                      ---------------------------------
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                           2002                2001
                                                                      ---------------------------------
Revenues from ground segment systems, networks and
     enterprise solutions                                             $      8,164        $     18,034
Revenues from data communications services                                   4,270               6,186
                                                                      ---------------------------------
Total revenues                                                              12,434              24,220
                                                                      ---------------------------------

Costs and operating expenses:
      Costs from ground segment systems, networks and
           enterprise solutions                                              7,692              16,177
      Costs from data communications services                                6,289               7,111
      Selling and marketing                                                  1,632               1,606
      Research and development                                                 265                 247
      General and administrative                                             1,956               2,107
                                                                      ---------------------------------
Total costs and operating expenses                                          17,834              27,248
                                                                      ---------------------------------
Loss from operations                                                        (5,400)             (3,028)

Other income (expense):
      Interest income                                                          170                 423
      Interest expense                                                        (233)               (243)
                                                                      ---------------------------------
Net loss                                                              $     (5,463)       $     (2,848)
                                                                      =================================

Basic and diluted net loss per common share                           $      (0.43)       $      (0.22)
                                                                      =================================

Weighted-average shares used in the calculation of basic
     and diluted net loss per common share                                  12,583              12,718
                                                                      =================================



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                ACCUMULATED
                                   COMMON STOCK    ADDITIONAL                     OTHER          TREASURY STOCK          TOTAL
                                  --------------    PAID-IN     ACCUMULATED   COMPREHENSIVE    ------------------    STOCKHOLDERS'
                                  SHARES  AMOUNT    CAPITAL       DEFICIT         LOSS          SHARES     AMOUNT       EQUITY
                                  -----------------------------------------------------------------------------------------------
Balance at June 30, 2002          12,933   $ 13    $  123,598   $  (54,260)   $       (44)        350     $ (2,267)   $    67,040
Comprehensive loss:
  Net loss                                                          (5,463)                                                (5,463)
  Gain from foreign currency
   translation                                                                          8                                       8
  Unrealized loss on
   available-for-sale equity
   securities                                                                         (92)                                    (92)
                                                                                                                      -----------
Total comprehensive loss                                                                                                   (5,547)
                                  -----------------------------------------------------------------------------------------------

Balance at September 30, 2002     12,933   $ 13    $  123,598   $  (59,723)   $      (128)        350     $ (2,267)   $    61,493
                                  ===============================================================================================



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                              ---------------------------------
                                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                                                  2002                 2001
                                                                              ---------------------------------
OPERATING ACTIVITIES:
Net loss                                                                       $  (5,463)          $  (2,848)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                  1,092               1,028
    Provision for doubtful accounts                                                   42                  63
    Change in deferred liabilities                                                   622                   -
    Changes in operating assets and liabilities:
       Accounts receivable                                                         5,659               4,494
       Inventories                                                                  (648)              2,980
       Prepaid expenses and other current assets                                      78                  46
       Other assets                                                                    3                   9
       Accounts payable                                                           (2,873)             (3,515)
       Deferred revenue                                                             (770)             (1,294)
       Accrued payroll and related fringe benefits                                   310                 295
       Other accrued expenses                                                        268                (192)
                                                                              ---------------------------------

Net cash (used in) provided by operating activities                               (1,680)              1,066
                                                                              ---------------------------------
INVESTING ACTIVITIES:
Purchases of fixed assets                                                            (96)               (219)
                                                                              ---------------------------------
Net cash used in investing activities                                                (96)               (219)
                                                                              ---------------------------------
FINANCING ACTIVITIES:
Payments under capital leases                                                       (114)               (104)
                                                                              ---------------------------------
Net cash used in financing activities                                               (114)               (104)
                                                                              ---------------------------------
Effect of foreign currency translation on cash                                         9                  63
                                                                              ---------------------------------
Net (decrease) increase in cash and cash equivalents                              (1,881)                806
Cash and cash equivalents at beginning of period                                  38,708              45,038
                                                                              ---------------------------------
Cash and cash equivalents at end of period                                     $  36,827           $  45,844
                                                                              =================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003, or for any future period.

       The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2002 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2002.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NetSat Express, Inc., or NetSat, and Globecomm Systems Europe Limited (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Costs from Ground Segment Systems, Networks and Enterprise Solutions

       Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor costs. Costs associated with hardware and equipment sales consist primarily of the purchase of the related products.

Costs from Data Communications Services

       Costs from data communications services relating to Internet access service fees consist primarily of satellite space segment charges and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from leased satellites, depreciation relating to a capitalized satellite transponder lease and network operations expenses which consist primarily of costs associated with the operation of the Network Operation Center (the "NOC"), including teleport services and maintaining a twenty-four hour a day, seven-day a week staff to monitor the operations of the NOC.

Goodwill

       Goodwill represents the excess of the purchase price over the fair value of the net assets acquired primarily from the buyback of the minority interests of NetSat. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually.

         The net carrying value of goodwill is approximately $7,204,000, at September 30, 2002 and June 30, 2002, which relates to the data communications solutions reporting unit.

Comprehensive loss

       Comprehensive loss for the three months ended September 30, 2002 of approximately $5,547,000 includes a foreign currency translation gain of approximately $8,000 and an unrealized loss on available-for-sale equity securities of approximately $92,000. The Company's comprehensive loss for the three months ended September 30, 2001 of approximately $2,874,000 includes a foreign currency translation gain of approximately $63,000 and an unrealized loss on available-for-sale equity securities of approximately $89,000.

Income Taxes

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the three months ended September 30, 2002 and the year ended June 30, 2002, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its operating losses and temporary differences except for approximately $138,000 representing state investment tax credit carryforwards that will be utilized during fiscal 2003 to offset state capital taxes on the Company's consolidated state tax return.

2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

       The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the three months ended September 30, 2002 and 2001, excludes the effect of approximately 5,000 and 120,000 stock options respectively, as their effect would have been anti-dilutive.

3. INVENTORIES

         Inventories consist of the following:

                                           SEPTEMBER 30,       JUNE 30,
                                               2002              2002
                                         -----------------------------------
                                           (UNAUDITED)
                                                   (IN THOUSANDS)
Raw materials and component parts        $         887       $        876
Work-in-progress                                 8,358              7,718
                                         -----------------------------------
                                         $       9,245       $      8,594
                                         ===================================

       At September 30, 2002 and June 30, 2002, there were no progress payments to net against inventories under long-term contracts.

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

       The following is the Company's business segment information for the three months ended September 30, 2002 and 2001 and as of September 30, 2002 and June 30, 2002:

                                                                                   THREE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                               2002                    2001
                                                                          -------------------------------------
                                                                                       (UNAUDITED)
                                                                                      (IN THOUSANDS)
Revenues:
  Ground segment systems, networks and enterprise solutions               $      8,164            $     18,034
  Data communications services                                                   4,270                   6,186
                                                                          ------------            ------------
Total revenues                                                            $     12,434            $     24,220
                                                                          ============            ============
Loss from operations:
  Ground segment systems, networks and enterprise solutions               $     (2,643)           $     (1,163)
  Data communications services                                                  (2,760)                 (1,867)
Interest income                                                                    170                     423
Interest expense                                                                  (233)                   (243)
Intercompany eliminations                                                            3                       2
                                                                          ------------            ------------
Net loss                                                                  $     (5,463)           $     (2,848)
                                                                          ============            ============
Depreciation and amortization:
  Ground segment systems, networks and enterprise solutions               $        511            $        446
  Data communications services                                                     584                     585
  Intercompany eliminations                                                         (3)                     (3)
                                                                          ------------            ------------
Total depreciation and amortization                                       $      1,092            $      1,028
                                                                          ============            ============
Expenditures for long-lived assets:
  Ground segment systems, networks and enterprise solutions               $         46            $        139
  Data communications services                                                      50                      80
                                                                          ------------            ------------
Total expenditures for long-lived assets                                  $         96            $        219
                                                                          ============            ============


                                                                            SEPTEMBER 30,           JUNE 30,
                                                                                 2002                 2002
                                                                             (UNAUDITED)
                                                                          -------------------------------------
                                                                                        (IN THOUSANDS)
Assets:
   Ground segment systems, networks and enterprise solutions              $    118,159           $     123,484
   Data communications services                                                 20,322                  20,106
   Intercompany eliminations                                                   (46,262)                (43,293)
                                                                          -------------------------------------
Total assets                                                              $     92,219           $     100,297
                                                                          =====================================

5. COMMITMENTS AND CONTINGENCIES

       In October 2002, the Company reached an agreement with one of its vendors, which modified and reduced the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company paid $7.6 million, which included a one-time termination fee of $3.6 million and $4.0 million, which primarily related to outstanding invoices and an additional security deposit, assigned $31.6 million of future contract revenues to the vendor and reduced the Company's future space segment obligations by $52.2 million. Accordingly, the Company recorded a charge to costs from data communications services of $0.8 million in the second quarter of fiscal 2003, representing the difference between the $3.6 million termination fee and the corresponding reduction in a deferred liability of $2.8 million, which was to be amortized into income over the remaining term of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, the decline in demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets and our dependence on a limited number of contracts for a high percentage of our revenue. These risks and others are more fully described in the "Risk Factors" section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

       Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contract losses are recognized in the period identified. Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials, direct labor and related overhead expenses, project-related travel, living costs and subcontractor salaries. Costs from data communications services consist primarily of satellite space segment charges, Internet connectivity fees, network operations expenses and depreciation. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven day a week basis, including personnel and related costs. Depreciation relates to a capitalized transponder lease and the network operations center. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses for engineers. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

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

GOODWILL

       Goodwill represents the excess of the purchase price over the fair value of the net assets acquired primarily from the buyback of the minority interests of NetSat. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

       Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues decreased by $9.9 million, or 54.7%, to $8.2 million for the three months ended September 30, 2002 compared to $18.0 million for the three months ended September 30, 2001. The decrease relates to a decrease in shipment and/or completion of contracts as a result of a decline in bookings of contract orders due to the continued uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects. We expect the trend in revenues that adversely affected our results of operations for the three months ended September 30, 2002 to continue to adversely impact us.

       Revenues from Data Communication Services. Revenues decreased by $1.9 million, or 31.0%, to $4.3 million for the three months ended September 30, 2002 compared to $6.2 million for the three months ended September 30, 2001. The decrease reflects changes in market conditions, including the global economic slowdown in the telecommunications industry, pricing pressures in the marketplace and penetration of fiber into areas we have traditionally provided services, coupled with the termination of services from our largest Middle East customer in August 2002. During October 2002, pursuant to an agreement reached with one of our vendors, we assigned $31.6 million of contracts which will reduce our future monthly recurring revenues by approximately $0.4 million. We expect the trend in revenues that adversely affected our results of operations for the three months ended September 30, 2002 to continue to adversely impact us.

       Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions decreased by $8.5 million, or 52.5%, to $7.7 million for the three months ended September 30, 2002 from $16.2 million for the three months ended September 30, 2001. The decrease is attributable to a lower revenue base. Costs as a percentage of related revenues increased to 94.2% for the three months ended September 30, 2002 from 89.7% for the three months ended September 30, 2001. The decrease was mainly attributable to competitive margin pressure and a change in contract mix.

       Costs from Data Communications Services. Costs from data communications services decreased by $0.8 million, or 11.6%, to $6.3 million for the three months ended September 30, 2002 from $7.1 million for the three months ended September 30, 2001. The decrease is primarily due to the continued global economic slowdown in the telecommunications industry. Costs as a percentage of related revenues increased to 147.3% for the three months ended September 30, 2002 from 115.0% for the three months ended September 30, 2001. This increase is due to the inability of our lower revenue base to absorb the fixed costs of its unutilized transponder capacity. During October 2002, we reached an agreement with one of our vendors, which reduced our future space segment transponder obligations by $52.2 million, or 72%, with this vendor. This agreement will reduce our future monthly space segment costs by approximately $0.8 million.

       Selling and Marketing. Selling and marketing expenses remained relatively consistent for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

       Research and Development. Research and development expenses remained relatively consistent for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

       General and Administrative. General and administrative expenses decreased by $0.2 million, or 7.2%, to $2.0 million for the three months ended September 30, 2002 compared to $2.1 million for the three months ended September 30, 2001. The decrease in general and administrative expenses is primarily due to a reduction in salary and salary related expenses. General and administrative expenses as a percentage of revenues increased to 15.7% for the three months ended September 30, 2002 from 8.7% for the three months ended September 30, 2001 principally due to the decrease in our revenues.

       Interest Income. Interest income decreased by $0.3 million, or 59.8%, to $0.2 million for the three months ended September 30, 2002 compared to $0.4 million for the three months ended September 30, 2001. The decrease is primarily the result of a decrease in cash and cash equivalents due to cash used in our operations during the past twelve months ended September 30, 2002, coupled with a decline in interest rates.

       Interest Expense. Interest expense remained relatively consistent for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2002, we had working capital of $39.7 million, including cash and cash equivalents of $36.8 million, restricted cash of $0.6 million, net accounts receivable of $9.3 million, inventories of $9.3 million, prepaid expenses and other current assets of $1.1 million and deferred income taxes of $0.1 million, offset by $10.1 million in accounts payable, $2.8 million in deferred revenues and $4.7 million in accrued expenses and other current liabilities.

       Net cash used in operating activities during the three months ended September 30, 2002 was $1.7 million, which primarily related to the net loss of $5.5 million and a decrease in accounts payable of $2.9 million relating to the reduction in business levels, offset by a decrease in accounts receivable of $5.7 million due to collections on certain contract billings and the reduction in revenues, depreciation and amortization expense of $1.1 million related primarily to the network operation center and one satellite space segment transponder.

       Effective April 11, 2002, we amended our bank agreement and established a $5.0 million working capital line of credit. The modified credit facility bears interest at the prime rate (4.75% at September 30, 2002) and is collateralized by a first security interest on most of our assets. The credit facility, which expires on April 10, 2003, contains certain financial covenants, with which we were in compliance at September 30, 2002. As of September 30, 2002, no amounts were outstanding under this credit facility, however, there are outstanding standby letters of credit, bid proposals and performance guarantees of approximately $2.0 million, which are applied against and reduce the amounts available under the working capital line of credit.

       We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2008. Future minimum lease payments due on these leases through September 30, 2003 are approximately $14.9 million. In October 2002, we reached an agreement with one of our vendors, which modified and reduced our satellite bandwidth obligations. Under the terms of this agreement, we paid $7.6 million, which included a one-time termination fee of $3.6 million, and $4.0 million, which primarily related to outstanding invoices and an additional security deposit, assigned $31.6 million of future contract revenues to the vendor and reduced our future space segment obligations by $52.2 million.

       At September 30, 2002 we had contractual obligations and commercial commitments as follows (in thousands):

                                                                   PAYMENTS DUE BY PERIOD

                                                            LESS THAN 1                                   AFTER 5
                                               TOTAL            YEAR        1-3 YEARS      4-5 YEARS       YEARS
                                           ------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
-----------------------
Capital lease obligation                     $  16,524       $   1,387      $   2,774      $   2,774      $   9,589
Operating leases (1)                            82,988          14,910         32,627         28,349          7,102
                                           ------------------------------------------------------------------------
Total contractual cash obligations           $  99,512       $  16,297      $  35,401      $  31,123      $  16,691

OTHER COMMERCIAL COMMITMENTS
----------------------------
Standby letters of credit                    $   1,359       $     711      $       8      $       -      $     640
Performance guarantees                             607             607              -              -              -
                                           ------------------------------------------------------------------------
Total commercial commitments                 $   1,966       $   1,318      $       8      $       -      $     640


(1) In October 2002, we reached an agreement with one of our vendors, which modified and reduced our satellite bandwidth obligations. Under the terms of this agreement, we reduced our future space segment obligations by $52.2 million.

       On November 7, 2001, the Board of Directors authorized a stock repurchase program whereby we can repurchase up to $2.0 million of our outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. Since November 2001, we repurchased, in aggregate, a total of 216,100 shares for $1.2 million. The timing, price, quantity and manner of future purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

       We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates that we will experience negative cash flows due to continued operating losses as a result of a decrease in orders due to the continued global economic slowdown in the telecommunications industry.

       NetSat has had, and we expect it will continue to have, significant working capital requirements, which have, and will, put increased pressure on our capital resources. In October 2002, we reached an agreement with one of our vendors, which modified and reduced our satellite bandwidth obligations by $52.2 million, or 72% with this vendor. We are currently exploring additional alternative strategies to continue to reduce the drain on our resources caused by NetSat's losses. These include strategies to better utilize, or further reduce the cost of underutilized, transponder capacity, as well as strategies to deal with NetSat's funding needs. We cannot assure you that we will successfully achieve our goal of improving NetSat's working capital.

       Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and communications services business, the nature and timing of customer orders, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through September 30, 2003. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. For example, the terrorist attacks on the United States in 2001, as well as future events occurring in response to, or in connection with them, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

       We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $5.5 million during the three months ended September 30, 2002, $17.3 million during the fiscal year ended June 30, 2002 and $18.7 million during the fiscal year ended June 30, 2001. As of September 30, 2002, our accumulated deficit was approximately $59.7 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

       NetSat's revenues from data communications services have decreased during the three months ended September 30, 2002. Its future revenues will be reduced by $31.6 million of customer contracts assigned to a vendor pursuant to a settlement agreement reached in October 2002. NetSat's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. In particular, the current level and manner of utilization of NetSat's transponder space, as well as a decrease in orders currently being experienced, continues to harm our results of operation. Despite the agreement reached with one of the Company's vendors on October 25, 2002, which modified and reduced the Company's satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. NetSat has had, and we expect will continue to have, significant cash requirements, which have and will decrease our cash resources. If NetSat does not efficiently and substantially utilize its transponder space capacity or increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

       We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate could adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services, and the decrease in bookings received by us from these foreign regions has adversely affected our results of operations for the three months ended September 30, 2002 and the fiscal year ended June 30, 2002. We expect that these negative trends will continue to adversely impact our results of operations.

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

       Our business is dependent on the continued success and development of satellite communications technology, which competes with terrestrial communications transport technologies like terrestrial microwave, coaxial cable and fiber optic communications systems. Fiber optic communications systems have penetrated areas in which we have traditionally provided services. If the satellite communications industry fails to continue to develop, or any technological development significantly improves the cost or efficiency of competing terrestrial systems relative to satellite systems, then our business and financial condition would be materially harmed.

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

       We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through September 30, 2003. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. In particular, NetSat has had significant cost requirements, which are expected to continue in the future. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

       We have agreements with five customers to provide equipment and services, which we expect to generate a substantial potion of our revenues. If any of these customers are unable to implement their business plans, the market for their services declines, or all or any of the customers modifies or terminates its agreement with us, our results of operations and financial condition would be harmed.

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

       We currently have been granted two patents in the United States, one for remote access to the Internet using satellites, and the other for satellite communication with automatic frequency control, and have two patent applications pending in the United States and one Patent Cooperation Treaty ("PCT") patent application pending for implementing fax and data communications using internet protocols. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patents or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

       We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm, and GSI in the United States and various other countries, and have been granted registrations for some of these terms in Europe and Russia. We have received trademark registrations for NetSat in the United States, the European Community, Russia, and Brazil. We have various other trademarks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

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

WE RELY ON NETSAT, OUR WHOLLY-OWNED SUBSIDIARY, FOR SPACE SEGMENT ON SATELLITES. IF ITS BUSINESS FAILS OR WE ARE OTHERWISE UNABLE TO CONTINUE TO RELY ON NETSAT FOR THIS SUPPLY, OUR BUSINESS MAY BE HARMED.

       We currently depend on NetSat for a portion of our transponder space on satellites. We do not have a long-term agreement in place with NetSat, as most of our needs are filled on a purchase order basis. If NetSat is unable to develop its business or if we are unable to continue to rely on their supply for space segment, then we will have to find alternative suppliers. If we are unable to find another supplier of transponder space or if we are unable to find one on terms favorable to us, then our business may be harmed.

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

RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO MANY GOVERNMENT REGULATIONS, AND FAILURE TO COMPLY WITH THEM WILL HARM OUR BUSINESS.

OPERATIONS AND USE OF SATELLITES

       We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communication Commission, or FCC, licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

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

REGULATION OF THE INTERNET

       Due to the increasing popularity and use of the Internet it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States; for example, privacy regulations in 35 countries in Europe and content restrictions in countries including the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

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

       Internet services are currently exempt from charges that long distance telephone companies pay for access to the networks of local telephone companies in the United States. Efforts have been made from time to time, and may be made again in the future, to eliminate this exemption. If these access charges are imposed on telephone lines used to reach Internet service providers and/or if flat rate telephone services for Internet access are eliminated or curtailed, the cost to customers who access our satellite facilities using telephone company-provided facilities could increase to an extent that could discourage the demand for our services. Likewise, the demand for our services in other countries may be affected by the availability and cost of local telephone or other telecommunications facilities to reach our facilities.

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

       Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the three months ended September 30, 2002 and the fiscal year ended June 30, 2002, we had no such foreign currency forward contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

       Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

           On August 6, 2002, we issued a notice of termination to a major customer in the Middle East for failure to pay for services rendered, and included a demand for full payment of the past due balance and specified liquidated damages for early termination. The customer responded by issuing its own notice of termination claiming certain breaches of the contract by NetSat, which claims we have denied. The contract requires settlement of disputes by arbitration to be held in New York. We intend to fully pursue all available remedies to recover monies owed for services rendered and for liquidated damages, including arbitration if required and have retained outside counsel to assist in this matter.

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

10.28** Settlement Agreement, dated as of October 1, 2002, by and between Loral
        Skynet(R), a division of Loral SpaceCom Corporation and the Company (filed herewith).

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*   Confidential treatment granted for portions of this agreement.

** Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed with the Securities and Exchange Commission.

        (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 27, 2002 with respect to a notification of termination of services from one of its major customers in the Middle East.

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 29, 2002 with respect to an agreement with one of its vendors to reduce its future satellite bandwidth obligations.

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


                                               GLOBECOMM SYSTEMS INC.
                                               ----------------------
                                                    (Registrant)


Date: November 14, 2002                        /s/ DAVID E. HERSHBERG
                                               ----------------------

                                               David E. Hershberg
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: November 14, 2002                        /s/ ANDREW C. MELFI
                                               -------------------

                                               Andrew C. Melfi
                                               Vice President, Chief Financial
                                               Officer and Treasurer (Principal
                                               Financial and Accounting Officer)

                           CERTIFICATION FOR FORM 10-Q
                           ---------------------------
                       FOR PERIOD ENDED SEPTEMBER 30, 2002
                       -----------------------------------


I, David E. Hershberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Globecomm Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                               /s/ DAVID E. HERSHBERG
                                                      ----------------------

                                                      David E. Hershberg
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                           CERTIFICATION FOR FORM 10-Q
                           ---------------------------
                       FOR PERIOD ENDED SEPTEMBER 30, 2002
                       -----------------------------------


I, Andrew C. Melfi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Globecomm Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                          /s/ ANDREW C. MELFI
                                                 -------------------

                                                 Andrew C. Melfi
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer

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

10.28** Settlement Agreement, dated as of October 1, 2002, by and between Loral
        Skynet(R), a division of Loral SpaceCom Corporation and the Company (filed herewith).

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*   Confidential treatment granted for portions of this agreement.

** Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed with the Securities and Exchange Commission.