Form 10-Q
period 2002-12-31
GLOBECOMM SYSTEMS INC
filed 2003-02-14
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


         As of February 11, 2003, there were 12,554,457 shares of the registrant's common stock, $0.001 par value, outstanding.

                             GLOBECOMM SYSTEMS INC.

                    Index to the December 31, 2002 Form 10-Q


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

            Consolidated Balance Sheets -- As of December 31, 2002 (unaudited) and June 30, 2002..................3

            Consolidated Statements of Operations (unaudited) -- For the three and six months ended
              December 31, 2002 and 2001..........................................................................4

            Consolidated Statement of Changes in Stockholders' Equity (unaudited) -- For the six months ended December 31, 2002......................................................................5

            Consolidated Statements of Cash Flows (unaudited) -- For the six months ended
              December 31, 2002 and 2001..........................................................................6

            Notes to Consolidated Financial Statements (unaudited)................................................7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
              of Operations......................................................................................11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...........................................25

Item 4.     Controls and Procedures..............................................................................26


                          Part II -- Other Information

Item 1.     Legal Proceedings....................................................................................26

Item 2.     Changes in Securities and Use of Proceeds............................................................26

Item 3.     Defaults Upon Senior Securities......................................................................26

Item 4.     Submission of Matters to a Vote of Security Holders..................................................26

Item 5.     Other Information....................................................................................26

Item 6.     Exhibits and Reports on Form 8-K.....................................................................26

            Signatures...........................................................................................30

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS .

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  DECEMBER 31,     JUNE 30,
                                                                                     2002            2002
                                                                                     ----            ----
                                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  27,502      $  38,708
  Restricted cash                                                                       588            588
  Accounts receivable, net                                                           10,861         14,999
  Inventories                                                                         9,970          8,594
  Prepaid expenses and other current assets                                           1,127          1,239
  Deferred income taxes                                                                 138            138
                                                                                  ------------------------
Total current assets                                                                 50,186         64,266
Fixed assets, net                                                                    26,837         28,484
Goodwill                                                                              7,204          7,204
Other assets                                                                          1,227            343
                                                                                  ------------------------
Total assets                                                                      $  85,454      $ 100,297
                                                                                  ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $   7,779      $  12,918
  Deferred revenues                                                                   5,487          3,541
  Accrued payroll and related fringe benefits                                         1,032            957
  Other accrued expenses                                                              2,733          2,076
  Deferred liabilities                                                                  144            600
  Capital lease obligation                                                              494            472
                                                                                  ------------------------
Total current liabilities                                                            17,669         20,564

Deferred liabilities, less current portion                                            1,415          3,060
Capital lease obligation, less current portion                                        9,381          9,633

Commitments and contingencies

Stockholders' equity:
  Series A Junior Participating, shares authorized, issued and outstanding:
   none at December 31, 2002 and June 30, 2002                                         --             --
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
   12,958,302 at December 31, 2002 and 12,933,062 at June 30, 2002                       13             13
  Additional paid-in capital                                                        123,679        123,598
  Accumulated deficit                                                               (64,242)       (54,260)
  Accumulated other comprehensive loss                                                  (45)           (44)
  Treasury stock, at cost, 393,845 shares at December 31, 2002 and 349,745
   shares at June 30, 2002                                                           (2,416)        (2,267)
                                                                                  ------------------------
Total stockholders' equity                                                           56,989         67,040
                                                                                  ------------------------
Total liabilities and stockholders' equity                                        $  85,454      $ 100,297
                                                                                  ========================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  -----------------------------     ------------------------------
                                                   DECEMBER 31,    DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                      2002            2001               2002             2001
                                                  -----------------------------     ------------------------------
Revenues from ground segments,
     networks and enterprise solutions              $ 11,854         $ 16,939          $ 20,018        $ 34,973
Revenues from data communication
     services                                          3,202            5,708             7,472          11,894
                                                    -----------------------------------------------------------
Total revenues                                        15,056           22,647            27,490          46,867
                                                    -----------------------------------------------------------
Costs and operating expenses:
      Costs from ground segment systems,
           networks and enterprise                    10,787           15,297            18,479          31,474
           solutions
      Costs from data communication
           services                                    4,484            6,410            10,773          13,521
      Selling and marketing                            1,615            1,615             3,247           3,221
      Research and development                           157              173               422             420
      General and administrative                       2,418            2,216             4,374           4,323
                                                    -----------------------------------------------------------
Total costs and operating expenses                    19,461           25,711            37,295          52,959
                                                    -----------------------------------------------------------
Loss from operations                                  (4,405)          (3,064)           (9,805)         (6,092)
Other income (expense):
      Interest income                                    116              254               286             677
      Interest expense                                  (230)            (241)             (463)           (484)
                                                    -----------------------------------------------------------
Net loss                                            $ (4,519)        $ (3,051)         $ (9,982)       $ (5,899)
                                                    ===========================================================

Basic and diluted net loss per common share
                                                    $  (0.36)        $  (0.24)         $  (0.79)         $(0.46)
                                                    ===========================================================

Weighted-average shares used in the
     calculation of basic and diluted net
     loss per common share                            12,566           12,719            12,575          12,718
                                                    ===========================================================



                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 ACCUMULATED
                                      COMMON STOCK    ADDITIONAL                    OTHER         TREASURY STOCK        TOTAL
                                    ----------------    PAID-IN    ACCUMULATED  COMPREHENSIVE   ------------------   STOCKHOLDERS'
                                    SHARES    AMOUNT    CAPITAL     DEFICIT         LOSS        SHARES      AMOUNT       EQUITY
                                    -----------------------------------------------------------------------------------------------
Balance at June 30, 2002            12,933    $   13    123,598    $(54,260)       $   (44)       350       $(2,267)    $ 67,040
Issuance of common stock in
  connection with employee
  stock purchase plan                   25                   81                                                               81
Purchases of treasury stock                                                                        44          (149)        (149)
Comprehensive loss:
  Net loss                                                           (9,982)                                              (9,982)
  Gain from foreign currency
   translation                                                                          42                                    42
  Unrealized loss on
   available-for-sale equity                                                           (43)                                  (43)
   securities
                                                                                                                        --------
Total comprehensive loss                                                                                                  (9,983)
                                    --------------------------------------------------------------------------------------------

Balance at December 31, 2002        12,958    $   13    123,679    $(64,242)       $   (45)       394       $(2,416)    $ 56,989
                                    ============================================================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                               --------------------------------------
                                                                                  DECEMBER 31,        DECEMBER 31,
                                                                                      2002                2001
                                                                               --------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                          $   (9,982)          $  (5,899)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      2,184               1,955
    Provision for doubtful accounts                                                       75                 120
    Stock compensation expense                                                             -                  55
    Change in deferred liabilities                                                    (2,101)                  -
    Changes in operating assets and liabilities:
       Accounts receivable                                                             4,124                 (55)
       Inventories                                                                    (1,360)              4,147
       Prepaid expenses and other current assets                                          69                (405)
       Other assets                                                                     (884)                 47
       Accounts payable                                                               (5,176)             (1,083)
       Deferred revenue                                                                1,934                (258)
       Accrued payroll and related fringe benefits                                        75                  18
       Other accrued expenses                                                            649                (532)
                                                                                  -----------------------------------

Net cash used in operating activities                                                (10,393)             (1,890)
                                                                                  -----------------------------------

INVESTING ACTIVITIES:
Purchases of fixed assets                                                               (536)               (413)
Restricted cash                                                                            -                (221)
                                                                                  -----------------------------------

Net cash used in investing activities                                                   (536)               (634)
                                                                                  -----------------------------------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                    -                  25
Proceeds from sale of common stock in connection with employee
      stock purchase plan                                                                 81                 154
Payments under capital leases                                                           (230)               (210)
Purchases of treasury stock                                                             (149)                 (8)
                                                                                  -----------------------------------
Net cash used in financing activities                                                   (298)                (39)
                                                                                  -----------------------------------
Effect of foreign currency translation on cash                                            21                  10
                                                                                  -----------------------------------
Net decrease in cash and cash equivalents                                            (11,206)             (2,553)
Cash and cash equivalents at beginning of period                                      38,708              45,038
                                                                                  -----------------------------------
Cash and cash equivalents at end of period                                        $   27,502           $  42,485
                                                                                  ===================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003, or for any future period.

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

Sale of Stock by Subsidiary

         The Company recognizes changes in the ownership percentage of its subsidiaries caused by issuances of the subsidiary's stock as an adjustment to additional paid-in capital in the consolidated statement of changes in stockholders' equity.

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

         Contract costs generally include purchased material, direct labor, overhead and other indirect costs. Anticipated contract losses are recognized, as they become known.

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

Costs from Data Communications Services

         Costs from data communications services relating to Internet access service fees consist primarily of satellite space segment charges and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from leased satellites, depreciation relating to a capitalized satellite transponder lease and network operations expenses which consist primarily of costs associated with the operation of the Network Operation Center (the "NOC"), including depreciation, teleport services and maintaining a twenty-four hour a day, seven-day a week staff to monitor the operations of the NOC.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired primarily from the buyback of the minority interests of NetSat. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually.

         The net carrying value of goodwill is approximately $7,204,000, at December 31, 2002 and June 30, 2002, which relates to the buyback of the minority interests of NetSat.

Comprehensive loss

         Comprehensive loss for the three and six months ended December 31, 2002 of approximately $4,436,000 and $9,983,000 includes a foreign currency translation gain of approximately $34,000 and $42,000 and an unrealized gain
(loss) on available-for-sale equity securities of approximately $49,000 and ($43,000) for the three and six months ended December 31, 2002, respectively. Comprehensive loss for the three and six months ended December 31, 2001 was approximately $2,965,000 and $5,839,000 which includes a foreign currency translation (loss) gain of approximately ($3,000) and $60,000, and an unrealized gain on available-for-sale equity securities of approximately $89,000 and $0, respectively.

Income Taxes

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the six months ended December 31, 2002 and the year ended June 30, 2002, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its operating losses and temporary differences, except for approximately $138,000 representing state investment tax credit carryforwards that will be utilized during fiscal 2003 to offset state capital taxes on the Company's consolidated state tax return.


2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive. Diluted net loss per share for the three and six months ended December 31, 2002 excludes the effect of approximately 2,000 and 3,000 stock options, respectively, as their effect would have been anti-dilutive. Diluted net loss per share for the three and six months ended December 31, 2001 excludes the effect of approximately 66,000 and 108,000 stock options, respectively, as their effect would have been anti-dilutive.

3. INVENTORIES

         Inventories consist of the following:

                                                            DECEMBER 31,    JUNE 30,
                                                               2002           2002
                                                           ---------------------------
                                                              (UNAUDITED)
                                                                  (IN THOUSANDS)
 Raw materials and component parts                         $       901     $    876
 Work-in-progress                                                9,632        7,718
                                                           ---------------------------
                                                                10,533        8,594
 Less progress payments under long-term contracts                  563           --
                                                           ---------------------------
                                                           $     9,970     $  8,594
                                                           ===========================

 4. SEGMENT INFORMATION

         The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc. and Globecomm Systems Europe Limited, is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions. Its data communications services segment, through NetSat, is engaged in providing high-speed, satellite-delivered data communications to developing markets worldwide. NetSat also provides Internet access to customers who have limited or no access to a terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

         The following is the Company's business segment information for the three and six months ended December 31, 2002 and 2001 and as of December 31, 2002 and June 30, 2002:

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     DECEMBER 31,    DECEMBER 31,        DECEMBER 31,    DECEMBER 31,
                                                        2002             2001                2002           2001
                                                    -------------------------------     -----------------------------
                                                                             (UNAUDITED)
                                                                           (IN THOUSANDS)
Revenues:
   Ground segment systems, networks and
     enterprise solutions                             $ 11,854         $ 16,939            $ 20,018        $ 34,973
   Data communications services                          3,202            5,708               7,472          11,894
                                                      --------         --------            --------        --------
Total revenues                                        $ 15,056         $ 22,647            $ 27,490        $ 46,867
                                                      ========         ========            ========        ========

Loss from operations:
   Ground segment systems, networks and
     enterprise solutions                             $ (2,034)        $ (1,461)           $ (4,677)       $ (2,626)
   Data communications services                         (2,374)          (1,606)             (5,134)         (3,472)
Interest income                                            116              254                 286             677
Interest expense                                          (230)            (241)               (463)           (484)
Intercompany eliminations                                    3                3                   6               6
                                                      --------         --------            --------        --------
Net loss                                              $ (4,519)        $ (3,051)           $ (9,982)       $ (5,899)
                                                      ========         ========            ========        ========
Depreciation and amortization:
   Ground segment systems, networks and
     enterprise solutions                             $    511         $    446            $  1,022        $    892
   Data communications services                            584              484               1,168           1,069
   Intercompany eliminations                                (3)              (3)                 (6)             (6)
                                                      --------         --------            --------        --------
Total depreciation and amortization                   $  1,092         $    927            $  2,184        $  1,955
                                                      ========         ========            ========        ========
Expenditures for long-lived assets:
   Ground segment systems, networks and
     enterprise solutions                             $     25         $    159            $     71        $    298
   Data communications services                            454               35                 504             115
   Intercompany eliminations                               (39)            --                   (39)           --
                                                      --------         --------            --------        --------
Total expenditures for long-lived assets              $    440         $    194            $    536        $    413
                                                      ========         ========            ========        ========

                                                  DECEMBER 31,     JUNE 30,
                                                      2002          2002
                                                  (UNAUDITED)
                                                  --------------------------
                                                        (IN THOUSANDS)
Assets:
   Ground segment systems, networks and
     enterprise solutions                          $120,546        $123,484
   Data communications services                      20,501          20,106
   Intercompany eliminations                        (55,593)        (43,293)
                                                   -------------------------
Total assets                                       $ 85,454        $100,297
                                                   =========================


5. COMMITMENTS AND CONTINGENCIES

         In October 2002, the Company reached an agreement with one of its vendors, which modified and reduced the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company paid $7.6 million, which included a one-time termination fee of $3.6 million, and $4.0 million, which primarily related to outstanding invoices and an additional security deposit, assigned $31.6 million of future contract revenues to the vendor and reduced the Company's future space segment obligations by $52.2 million. Accordingly, the Company recorded a charge to costs from data communications services of $0.8 million in the second quarter of fiscal 2003, representing the difference between the $3.6 million termination fee and the corresponding reduction in a deferred liability of $2.8 million, which was to be amortized into income over the remaining term of the lease.

         In February 2003, the Company reached an agreement with one of its vendors, which reduced the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company will pay a one-time termination fee of $0.6 million, assign $4.6 million of future contract revenues to the vendor and reduce the Company's future space segment obligations by $16.6 million. The Company has guaranteed $0.3 million of the payments from the contract revenues assigned to the vendor.

6. RELATED PARTY TRANACTION

         During January 2003, pursuant to a Letter Agreement (the "Agreement") the Company consolidated the then outstanding loan and advances from a former officer of the Company into a $321,000 promissory note (the "Note"). Under the terms of the agreement the Company will forgive the outstanding principal and interest amounts due on the Note in five annual installments beginning in January 2004, subject to the terms of the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, the decline in demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets and our dependence on a limited number of contracts for a high percentage of our revenue. These risks and others are more fully described in the "Risk Factors" section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


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

         Our business has been adversely affected by the current global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. These challenges include excess bandwidth resulting from weak consumer and business demand, which has fallen far short of expectations, and the attendant financial distress facing both traditional telecommunication carriers and the new generation of competitive local exchange carriers. Moreover, as a result of the uncertainties facing the economy, corporations have seriously restricted their capital expenditures to those that are absolutely necessary. The reduction in demand has been accompanied by significant pricing pressures and intensifying competition, while the financial difficulties of industry participants and customers have created risks associated with collectibility of accounts receivable. We have experienced a reduction of business levels which is expected to continue to impact our business and prospects for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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


REVENUE RECOGNITION

         We recognize revenue in accordance with SAB 101, Revenue Recognition in Financial Statements, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts is typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer's contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.

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

COSTS FROM GROUND SEGMENT SYSTEMS, NETWORKS AND ENTERPRISE SOLUTIONS

         Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. We use reasonable, dependable estimates of the costs applicable to various elements. Since these contract costs depend on estimates, which are assessed continually during the term of these contracts, costs are subject to revisions as the contract progresses to completion. Revisions in cost estimates are reflected in the period in which they become known. In the event an estimate indicates that a loss will be incurred at completion, we record the costs in the period identified.

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

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2002 and 2001

         Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues decreased by $5.1 million, or 30.0%, to $11.9 million for the three months ended December 31, 2002 and decreased by $15.0 million, or 42.8% to $20.0 million for the six months ended December 31, 2002 compared to $16.9 million and $35.0 million for the three and six months ended December 31, 2001, respectively. The decrease relates to a decrease in shipment and/or completion of contracts as a result of a decline in bookings of contract orders due to the continued uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects. We expect the trend in revenues that adversely affected our results of operations for the six months ended December 31, 2002 to continue to adversely impact us.

         Revenues from Data Communication Services. Revenues decreased by $2.5 million, or 43.9%, to $3.2 million for the three months ended December 31, 2002 and decreased by $4.4 million, or 37.2%, to $7.5 million for the six months ended December 31, 2002 compared to $5.7 million and $11.9 million for the three and six months ended December 31, 2001, respectively. The decrease reflects changes in market conditions, including the global economic slowdown in the telecommunications industry, pricing pressures in the marketplace and penetration of fiber into areas we have traditionally provided services, coupled with the termination of services from our largest Middle East customer in August 2002. During October 2002 and February 2003, pursuant to agreements reached with two of our vendors, we assigned $36.2 million of contracts, which reduced our monthly recurring revenues by approximately $0.4 million. We expect the trend in revenues that adversely affected our results of operations for the six months ended December 31, 2002 to continue to adversely impact us.

         Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions decreased by $4.5 million, or 29.5%, to $10.8 million for the three months ended December 31, 2002 and decreased by $13.0 million, or 41.3%, to $18.5 million for the six months ended December 31, 2002 compared to $15.3 million and $31.5 million for the three and six months ended December 31, 2001, respectively. The decrease is attributable to the lower revenue base. Costs as a percentage of related revenues increased to 91.0% and 92.3% for the three and six months ended December 31, 2002, compared to 90.3% and 90.0% for the three and six months ended December 31, 2001. The increase was mainly attributable to competitive margin pressure and cost overruns on a major project.

         Costs from Data Communications Services. Costs from data communications services decreased by $1.9 million, or 30.0%, to $4.5 million for the three months ended December 31, 2002 and decreased by $2.7 million or 20.3% to $10.8 million for the six months ended December 31, 2002 compared to $6.4 million and $13.5 million for the three and six months ended December 31, 2001, respectively. Costs as a percentage of related revenues increased to 140.0% for the three months ended December 31, 2002 and increased to 144.2% for the six months ended December 31, 2002 compared to 112.3% and 113.7% for the three and six months ended December 31, 2001, respectively. This increase is due to the inability of our lower revenue base to absorb the fixed costs of unutilized transponder capacity. During October 2002, we reached an agreement with one of our vendors, which reduced our future space segment transponder obligations by $52.2 million, or 72%, with this vendor. Accordingly, we recorded a charge to costs from data communications services of $0.8 million in the second quarter of fiscal 2003, representing the difference between the $3.6 million termination fee and the corresponding reduction in a deferred liability of $2.8 million, which was to be amortized into income over the remaining term of the lease. This agreement will continue to reduce our future monthly space segment costs by approximately $0.8 million.

         Selling and Marketing. Selling and marketing expenses remained relatively consistent for the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001.

         Research and Development. Research and development expenses remained relatively consistent for the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001.

         General and Administrative. General and administrative expenses increased by $0.2 million, or 9.1%, to $2.4 million for the three months ended December 31, 2002 and increased by $0.1 million, or 1.2%, to $4.4 million, for the six months ended December 31, 2002 compared to $2.2 million and $4.3 million for the comparable three and six months ended December 31, 2001, respectively. The increase is primarily due to an increase in legal expenses, mainly related to pursuing available remedies to recover monies owed for services rendered and liquidating damages associated with the termination of services from our largest Middle East customer in August

2002 and an increase in insurance premiums based on the current operating environment. General and administrative expenses as a percentage of revenues for the three months ended December 31, 2002 increased to 16.1% compared to 9.8% for the three months ended December 31, 2001 and increased for the six months ended December 31, 2002 to 15.9% compared to 9.2% for the six months ended December 31, 2001, principally due to the decrease in our revenues.

         Interest Income. Interest income decreased by $0.1 million, or 54.3%, to $0.1 million for the three months ended December 31, 2002 compared to $0.3 million for the three months ended December 31, 2001, and decreased by $0.4 million, or 57.8%, to $0.3 million for the six months ended December 31, 2002 compared to $0.7 million for the six months ended December 31, 2001. The decrease is primarily the result of a decrease in cash and cash equivalents due to cash used in our operations during the past twelve months ended December 31, 2002, coupled with a decline in interest rates.

         Interest Expense. Interest expense remained relatively consistent for the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had working capital of $32.5 million, including cash and cash equivalents of $27.5 million, restricted cash of $0.6 million, net accounts receivable of $10.9 million, inventories of $10.0 million, prepaid expenses and other current assets of $1.1 million and deferred income taxes of $0.1 million, offset by $7.8 million in accounts payable, $5.5 million in deferred revenues and $4.4 million in accrued expenses and other current liabilities.

         Net cash used in operating activities during the six months ended December 31, 2002 was $10.4 million, which primarily related to the net loss of $10.0 million, a decrease in accounts payable of $5.2 million relating to the reduction in business levels, a decrease in deferred liabilities of $2.1 million associated with an agreement reached in October 2002 with one of our vendors, which reduced our future space segment transponder obligations by $52.2 million, and an increase in inventory of $1.4 million from materials purchased for newly awarded projects, offset by a decrease in accounts receivable of $4.1 million due to collections on certain contract billings and the reduction in revenues, depreciation and amortization expense of $2.2 million related primarily to the network operation center and one satellite space segment transponder and a $1.9 million increase in deferred revenues due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts.

         Effective April 11, 2002, we amended our bank agreement and established a $5.0 million working capital line of credit. The modified credit facility bears interest at the prime rate (4.25% at December 31, 2002) and is collateralized by a first security interest on most of our assets. The credit facility, which expires on April 10, 2003, contains certain financial covenants, with which we were in compliance at December 31, 2002. As of December 31, 2002, no amounts were outstanding under this credit facility, however, there are outstanding standby letters of credit, bid proposals and performance guarantees of approximately $2.3 million, which are applied against and reduce the amounts available under the working capital line of credit.

         We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2008. Future minimum lease payments due on these leases through December 31, 2003 are approximately $6.8 million. In February 2003, we reached an agreement with one of our vendors, which reduced our satellite bandwidth obligations. Under the terms of this agreement, we will pay a one-time termination fee of $0.6 million, assigned $4.6 million of future contract revenues to the vendor and reduced our future space segment obligations by $16.6 million. The Company has guaranteed $0.3 million of the payments from the contract revenues assigned to the vendor.

         At December 31, 2002 we had contractual obligations and commercial commitments as follows (in thousands):

                                                                   PAYMENTS DUE BY PERIOD

                                                           LESS THAN 1                                    AFTER 5
                                              TOTAL            YEAR         1-3 YEARS     4-5 YEARS        YEARS
                                           -------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
Capital lease obligation (1)                 $ 16,178         $ 1,387        $  2,774     $  2,774        $  9,243
Operating leases (1)                           29,735           6,762          13,068        8,614           1,291
                                           -------------------------------------------------------------------------
Total contractual cash obligations           $ 45,913         $ 8,149        $ 15,842     $ 11,388        $ 10,534
OTHER COMMERCIAL COMMITMENTS
Standby letters of credit                    $  1,345         $ 1,052        $    281     $     12        $      -
Performance guarantees                            981             981               -            -               -
                                           -------------------------------------------------------------------------
Total commercial commitments                 $  2,326      $    2,033        $    281     $     12        $      -

(1) In February 2003, we reached an agreement with one of our vendors, which reduced our capital lease obligation by $16.1 million and reduced our future operating lease commitment by $0.5 million.

         The above operating lease payments include two contracts we entered into with a vendor in fiscal 2001 for satellite space segment services on satellites to be launched in late 2002 and operational by March 2003, for a total value of approximately $6.0 million. The vendor has experienced significant delays in the planned launch and operational dates for the satellites. As of result of these delays, we maintain that we have a right to terminate the contracts without cost and have provided notification of such termination. The vendor has denied our assertion that we have a right to terminate the contracts without cost. If our position is sustained, the above operating lease commitment would be reduced by approximately $6.0 million.

         On November 7, 2001, the Board of Directors authorized a stock repurchase program whereby we can repurchase up to $2.0 million of our outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. Since November 2001, we repurchased, in aggregate, a total of 256,100 shares for $1.4 million. The timing, price, quantity and manner of future purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

         We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates that we will experience negative cash flows due to continued operating losses as a result of a decrease in orders due to the continued global economic slowdown in the telecommunications industry and additional working capital requirements for new orders.

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

         Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and communications services business, the nature and timing of customer orders, the extent to which we must conduct research and development efforts internally and potential acquisitions of complementary businesses, products or technologies. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through December 31, 2003. However, we cannot assure you that there will be no change that would consume available resources significantly before that time. For example, a potential war in Iraq, as well as future events occurring in response to, or in connection with a war, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, the extent and timing of hiring additional personnel and our research and development activities. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.


RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $10.0 million during the six months ended December 31, 2002, $17.3 million during the fiscal year ended June 30, 2002 and $18.7 million during the fiscal year ended June 30, 2001. As of December 31, 2002, our accumulated deficit was approximately $64.2 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT OUR ABILITY TO EXPAND GLOBALLY AND HARM OUR BUSINESS AND PROSPECTS.

         We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries. We presently conduct our international sales in the following geographic areas: Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are some risks inherent in conducting our business internationally, including:

         o general political and economic instability in international markets, including a potential war in Iraq, could impede our ability to deliver our products and services to customers and harm our results of operations;

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

         We have historically provided our customers with satellite ground segment systems and networks on a project-by-project basis. We intend on marketing our communications services to our customers. These services not only provide the implementation of the satellite ground segment systems and networks, but also provide for the ongoing operation and maintenance of these systems and networks. If we are not successful in selling these communications services to our existing customers, it will harm our results of operations.

IF NETSAT DOES NOT EXECUTE ITS BUSINESS STRATEGY OR IF THE MARKET FOR ITS SERVICES FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN IT EXPECTS, OUR RESULTS OF OPERATIONS WILL BE HARMED AND OUR STOCK PRICE MAY BE ADVERSELY AFFECTED.

         NetSat's revenues from data communications services have decreased during the six months ended December 31, 2002. Its future revenues will be reduced by $35.1 million due to customer contracts assigned to vendors pursuant to settlement agreements reached in October 2002 and February 2003. NetSat's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. In particular, the current level and manner of utilization of NetSat's transponder space, as well as a decrease in orders currently being experienced, continues to harm our results of operation. Despite the agreements reached with two of the Company's vendors in October 2002 and February 2003, which modified and reduced the Company's satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. NetSat has had, and we expect will continue to have, significant cash requirements, which have and will decrease our cash resources. If NetSat does not efficiently and substantially utilize its transponder space capacity or increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

CURRENCY DEVALUATIONS IN THE FOREIGN MARKETS IN WHICH WE OPERATE COULD DECREASE DEMAND FOR OUR PRODUCTS AND SERVICES.

         We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate could adversely affect the demand for our products and services by increasing the price of our products and services in the currencies of the countries in which they are sold. The difficult economic conditions in international markets and the resulting foreign currency devaluations have led to a decrease in demand for our products and services, and the decrease in bookings received by us from these foreign regions has adversely affected our results of operations for the six months ended December 31, 2002 and the fiscal year ended June 30, 2002. We expect that these negative trends will continue to adversely impact our results of operations.

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

         o general political and economic conditions in the United States and abroad, including a potential war in Iraq;

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

         o    the competition in our markets; and

         o difficult global economic conditions and the currency devaluations in international markets, which have adversely impacted and may continue to adversely impact our quarterly results.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through December 31, 2003. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. In particular, NetSat has had significant cash requirements, which are expected to continue in the future. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, hiring of additional personnel and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BUSINESS.

         We regard our trademarks, trade secrets and other intellectual property as beneficial to our success. Unauthorized use of our intellectual property by third parties may damage our business. We rely on trademark, trade secret and patent protection and contracts, including confidentiality and license agreements with our employees, customers, strategic collaborators, consultants and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization.

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

WE RELY ON NETSAT, OUR WHOLLY-OWNED SUBSIDIARY, FOR NETWORK SERVICES. IF ITS BUSINESS FAILS OR WE ARE OTHERWISE UNABLE TO CONTINUE TO RELY ON NETSAT FOR THIS SERVICE, OUR BUSINESS MAY BE HARMED.

         We currently depend on NetSat for our network services. We do not have a long-term agreement in place with NetSat, as most of our needs are filled on a purchase order basis. If NetSat is unable to develop its business or if we are unable to continue to rely on their network services, then we will have to find alternative suppliers. If we are unable to find another supplier of network services or if we are unable to find one on terms favorable to us, then our business may be harmed.

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

         o general market conditions, including, but not limited to, a potential war in Iraq.

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


FOREIGN OWNERSHIP

         We may, in the future, be required to seek FCC approval for foreign ownership if we operate as a common carrier and foreign ownership of our stock exceeds the specified criteria. Failure to comply with these policies may result in an order to divest the offending foreign ownership, fines, denial of license renewal, and/or license revocation proceedings against the licensee by the FCC.


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


REGULATION OF THE INTERNET

         Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States; for example, privacy regulations in 35 countries in Europe and content restrictions in countries such as the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, court jurisdiction and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.


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

         Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the six months ended December 31, 2002 and the fiscal year ended June 30, 2002, we had no such foreign currency forward contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

Item 1.         Legal Proceedings

                On August 6, 2002, we issued a notice of termination to a major customer in the Middle East for failure to pay for services rendered, and included a demand for full payment of the past due balance and specified liquidated damages for early termination. The customer responded by issuing its own notice of termination claiming certain breaches of the contract by NetSat, which claims we have denied. The contract requires settlement of disputes by arbitration to be held in New York. We intend to fully pursue all available remedies to recover monies owed for services rendered and for liquidated damages, including arbitration if required and have retained outside counsel to assist in this matter. To that end, NetSat initiated the arbitration process in December 2002 when its outside counsel prepared and served NetSat's Notice of Arbitration and Statement of Claim on the terminated Middle East customer. In January 2003, NetSat nominated its proposed arbitrator to preside over the arbitration.

Item 2.         Changes in Securities and Use of Proceeds

                None

Item 3.         Defaults Upon Senior Securities

                None

Item 4.         Submission of Matters to a Vote of Security Holders

                (a) The Company's Annual Meeting of Stockholders was held on November 21, 2002 (the "Annual Meeting").

                (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

                     (i) The following individuals were elected by the Stockholders to serve as Directors:

                     Board Member               For             Against
                     ------------               ---             -------
                     Richard E. Caruso       10,553,490         88,064
                     David E. Hershberg      10,582,081         59,473
                     Brian T. Maloney        10,550,941         90,613
                     Kenneth A. Miller       10,608,790         32,764
                     A. Robert Towbin        10,611,541         30,013
                     Daniel S. Van Riper     10,608,241         33,313
                     C.J. Waylan             10,554,291         87,263
                     Stephen C. Yablonski    10,608,475         33,079

                     (ii) The appointment of Ernst & Young LLP as independent
                          auditors of the Company to serve for the year ending June 30, 2003 was voted upon as follows: 10,625,468 shares for; 8,805 shares against; and 7,281 shares abstaining.

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

10.28** Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet(R), a division of Loral SpaceCom Corporation and the Company (incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.29 Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Company (filed herewith).

10.30    Letter Agreement, dated as of January 31, 2003, by and between Donald
         G. Woodring and the Company (filed herewith).

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

                                         GLOBECOMM SYSTEMS INC.
                                         ----------------------
                                          (Registrant)


Date: February 14, 2003                  /s/ DAVID E. HERSHBERG
                                         ----------------------

                                         David E. Hershberg
                                         Chairman of the Board and
                                         Chief Executive Officer
                                        (Principal Executive Officer)



Date: February 14, 2003                  /s/ ANDREW C. MELFI
                                         -------------------

                                         Andrew C. Melfi
                                         Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                         Financial and Accounting Officer)

                           CERTIFICATION FOR FORM 10-Q
                       FOR PERIOD ENDED DECEMBER 31, 2002


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


Date: February 14, 2003                           /s/ DAVID E. HERSHBERG
                                                  ----------------------

                                                  David E. Hershberg
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                           CERTIFICATION FOR FORM 10-Q
                       FOR PERIOD ENDED DECEMBER 31, 2002


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


Date: February 14, 2003                         /s/ ANDREW C. MELFI
                                                -------------------

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

10.28** Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet(R), a division of Loral SpaceCom Corporation and the Company (incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.29 Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Company (filed herewith).

10.30    Letter Agreement, dated as of January 31, 2003, by and between Donald
         G. Woodring and the Company (filed herewith).

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