Form 10-Q
period 2003-03-31
GLOBECOMM SYSTEMS INC
filed 2003-05-15
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

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


         As of May 12, 2003, there were 12,554,457 shares of the Registrant's common stock, $0.001 par value, outstanding.

                             GLOBECOMM SYSTEMS INC.

                      Index to the March 31, 2003 Form 10-Q


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

            Consolidated Balance Sheets -- As of March 31, 2003 (unaudited) and June 30, 2002.....................3

            Consolidated Statements of Operations (unaudited) -- For the three and nine months ended
              March 31, 2003 and 2002.............................................................................4

            Consolidated Statement of Changes in Stockholders' Equity (unaudited) -- For the nine months ended March 31, 2003.........................................................................5

            Consolidated Statements of Cash Flows (unaudited) -- For the nine months ended
              March 31, 2003 and 2002.............................................................................6

            Notes to Consolidated Financial Statements (unaudited)................................................7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
              of Operations......................................................................................12

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

Item 6.     Exhibits and Reports on Form 8-K.....................................................................26

            Signatures...........................................................................................30


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,      JUNE 30,
                                                                                       2003            2002
                                                                                     ---------       --------
                                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $23,902         $38,708
  Restricted cash                                                                         588             588
  Accounts receivable, net                                                             10,562          14,999
  Inventories                                                                          11,658           8,594
  Prepaid expenses and other current assets                                               848           1,239
  Deferred income taxes                                                                   138             138
                                                                                     --------       ---------
Total current assets                                                                   47,696          64,266

Fixed assets, net                                                                      17,227          28,484
Goodwill                                                                                7,204           7,204
Other assets                                                                            1,446             343
                                                                                     --------       ---------
Total assets                                                                          $73,573        $100,297
                                                                                     ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $9,630         $12,918
  Deferred revenues                                                                     5,862           3,541
  Accrued payroll and related fringe benefits                                           1,296             957
  Other accrued expenses                                                                1,935           2,076
  Deferred liabilities                                                                    636             600
  Capital lease obligation                                                               --               472
                                                                                     --------       ---------

Total current liabilities                                                              19,359          20,564

Deferred liabilities, less current portion                                              1,383           3,060
Capital lease obligation, less current portion                                           --             9,633

Commitments and contingencies

Stockholders' equity:
  Series A Junior Participating, shares authorized, issued and outstanding:
   none at March 31, 2003 and June 30, 2002                                              --              --
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
   12,958,302 at March 31, 2003 and 12,933,062 at June 30, 2002                            13              13
  Additional paid-in capital                                                          123,679         123,598
  Accumulated deficit                                                                 (68,338)        (54,260)
  Accumulated other comprehensive loss                                                    (75)            (44)
  Treasury stock, at cost, 403,845 shares at March 31, 2003 and 349,745 shares
   at June 30, 2002                                                                    (2,448)         (2,267)
                                                                                     --------       ---------
Total stockholders' equity                                                             52,831          67,040
                                                                                     --------       ---------
Total liabilities and stockholders' equity                                            $73,573        $100,297
                                                                                     ========       =========


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          ------------------------      ------------------------
                                                          MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                            2003           2002           2003           2002
                                                          ---------      ---------      ---------      ---------
Revenues from ground segment systems,
     networks and enterprise solutions                    $  9,231       $ 15,120      $  29,249       $ 50,093
Revenues from data communications
     services                                                3,261          5,172         10,733         17,066
                                                          --------       --------       --------       --------
Total revenues                                              12,492         20,292         39,982         67,159
                                                          --------       --------       --------       --------
Costs and operating expenses:
      Costs from ground segment systems,
           networks and enterprise solutions                 8,967         13,166         27,446         44,640
      Costs from data communications
           services                                          3,697          6,698         14,470         20,219
      Selling and marketing                                  1,513          1,581          4,760          4,802
      Research and development                                 131            366            553            786
      General and administrative                             2,277          2,179          6,651          6,502
                                                          --------       --------       --------       --------
Total costs and operating expenses                          16,585         23,990         53,880         76,949
                                                          --------       --------       --------       --------
Loss from operations                                        (4,093)        (3,698)       (13,898)        (9,790)
Other income (expense):
      Interest income                                           73            190            359            867
      Interest expense                                         (76)          (237)          (539)          (721)
                                                          --------       --------       --------       --------
Net loss                                                  $ (4,096)      $ (3,745)      $(14,078)      $ (9,644)
                                                          ========       ========       ========       ========

Basic and diluted net loss per common share               $  (0.33)      $  (0.29)      $  (1.12)      $ (0.76)
                                                          ========       ========       ========       ========

Weighted-average shares used in the
     calculation of basic and diluted net
     loss per common share                                  12,557         12,753         12,569         12,730
                                                          ========       ========       ========       ========



                             See accompanying notes

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             ACCUMULATED
                                     COMMON STOCK   ADDITIONAL                  OTHER        TREASURY STOCK       TOTAL
                                    ---------------- PAID-IN   ACCUMULATED  COMPREHENSIVE  ------------------  STOCKHOLDERS'
                                    SHARES    AMOUNT CAPITAL     DEFICIT         LOSS       SHARES    AMOUNT      EQUITY
                                    ----------------------------------------------------------------------------------------



Balance at June 30, 2002            12,933      $13   $123,598   $(54,260)         $(44)       350   $(2,267)     $ 67,040
Issuance of common stock in
  connection with employee
  stock purchase plan                   25                  81                                                          81
Purchases of treasury stock                                                                     54      (181)         (181)
Comprehensive loss:
  Net loss                                                        (14,078)                                         (14,078)
  Gain from foreign currency
   translation                                                                       25                                 25
  Unrealized loss on
   available-for-sale equity
   securities                                                                       (56)                               (56)
                                                                                                               -------------
Total comprehensive loss                                                                                           (14,109)
                                    ----------------------------------------------------------------------------------------

Balance at March 31, 2003           12,958      $13   $123,679   $(68,338)         $(75)       404   $(2,448)      $52,831
                                    ========================================================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                 ------------------------
                                                                                 MARCH 31,      MARCH 31,
                                                                                   2003           2002
                                                                                 --------       --------
OPERATING ACTIVITIES:
Net loss                                                                         $(14,078)       $(9,644)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   2,883          2,764
    Provision for doubtful accounts                                                   108            170
    Gain on termination of capital lease                                             (959)          --
    Stock compensation expense                                                       --               55
    Change in deferred liabilities                                                 (1,641)          (150)
    Changes in operating assets and liabilities:
       Accounts receivable                                                          4,377          3,510
       Inventories                                                                 (3,060)         5,595
       Prepaid expenses and other current assets                                      335           (352)
       Other assets                                                                (1,103)            47
       Accounts payable                                                            (3,315)        (4,468)
       Deferred revenue                                                             2,321           (293)
       Accrued payroll and related fringe benefits                                    339            355
       Other accrued expenses                                                         130           (982)
                                                                                 --------       --------

Net cash used in operating activities                                             (13,663)        (3,393)
                                                                                 --------       --------

INVESTING ACTIVITIES:
Purchases of fixed assets                                                            (776)          (650)
                                                                                 --------       --------

Net cash used in investing activities                                                (776)          (650)
                                                                                 --------       --------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                              --               26
Proceeds from sale of common stock in connection with employee
      stock purchase plan                                                              81            154
Payments under capital lease                                                         (270)          (318)
Purchases of treasury stock                                                          (181)            (8)
                                                                                 --------       --------

Net cash used in financing activities                                                (370)          (146)
                                                                                 --------       --------

Effect of foreign currency translation on cash                                          3             (3)
                                                                                 --------       --------
Net decrease in cash and cash equivalents                                         (14,806)        (4,192)
Cash and cash equivalents at beginning of period                                   38,708         45,038
                                                                                 --------       --------

Cash and cash equivalents at end of period                                        $23,902        $40,846
                                                                                 ========       ========


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2003, or for any future period.

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

Costs from Data Communications Services

         Costs from data communications services relating to Internet access service fees consist primarily of satellite space segment charges and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from leased satellites, depreciation relating to a capitalized satellite transponder lease (terminated in February
2003) and network operations expenses which consist primarily of costs associated with the operation of the Network Operation Center (the "NOC"), including depreciation, teleport services and maintaining a twenty-four hour a day, seven-day a week staff to monitor the operations of the NOC.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from the buyback of the minority interests of NetSat. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The Company will perform this test in the fourth quarter of fiscal 2003.

         The net carrying value of goodwill is approximately $7,204,000, at March 31, 2003 and June 30, 2002, which relates to the buyback of the minority interests of NetSat.

Comprehensive loss

         Comprehensive loss for the three and nine months ended March 31, 2003 of approximately $4,126,000 and $14,109,000, respectively, includes a foreign currency translation (loss) gain of approximately ($17,000) and $25,000 and an unrealized loss on available-for-sale equity securities of approximately $13,000 and $56,000 for the three and nine months ended March 31, 2003, respectively. Comprehensive loss for the three and nine months ended March 31, 2002 of approximately $3,788,000 and $9,627,000, respectively, includes a foreign currency translation (loss) gain of approximately ($13,000) and $47,000, and an unrealized loss on available-for-sale equity securities of approximately $30,000 for the three and nine months ended March 31, 2002, respectively.

Income Taxes

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. For the nine months ended March 31, 2003 and the year ended June 30, 2002, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its operating losses and temporary differences, except for approximately $138,000, representing state investment tax credit carryforwards that will be utilized during fiscal 2003 to offset state capital taxes on the Company's consolidated state tax return.

2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per common share if their effect is anti-dilutive. Diluted net loss per common share for the three and nine months ended March 31, 2003 excludes the effect of approximately 100 and 1,600 stock options, respectively, as their effect would have been anti-dilutive. Diluted net loss per common share for the three and nine months ended March 31, 2002 excludes the effect of approximately 302,000 and 163,000 stock options, respectively, as their effect would have been anti-dilutive.

3. INVENTORIES

         Inventories consist of the following:

                                                       MARCH 31,     JUNE 30,
                                                         2003          2002
                                                       ---------   -----------
                                                      (UNAUDITED)
                                                            (IN THOUSANDS)

  Raw materials and component parts                        $957         $876
  Work-in-progress                                       11,264        7,718
                                                        -------      -------
                                                         12,221        8,594
  Less progress payments under long-term contracts          563         --
                                                        -------      -------
                                                        $11,658       $8,594
                                                        =======      =======

4.  FAIR VALUE DISCLOSURE OF STOCK OPTIONS

         Interim pro-forma information regarding net loss and net loss per common share is required by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, if the Company accounts for its stock options granted under the intrinsic value method. The fair value of options granted under the Company's 1997 Stock Incentive Plan was estimated at date of grant using a Black-Scholes option pricing model.

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

         For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                         ------------------------     --------------------------
                                          MARCH 31,     MARCH 31,      MARCH 31,      MARCH 31,
                                            2003         2002            2003            2002
                                         ----------   -----------     ----------      ----------
                                                               (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Reported net loss                         $(4,096)      $(3,745)      $ (14,078)      $   (9,644)

Pro-forma stock compensation expense         (594)         (763)         (2,057)          (2,181)
                                          -------       -------       ---------       ----------
Pro-forma net loss                        $(4,690)      $(4,508)      $ (16,135)      $  (11,825)
                                          =======       =======       =========       ==========

Reported basic and diluted net loss
   per common share                       $ (0.33)      $ (0.29)      $   (1.12)      $    (0.76)
                                          =======       =======       =========       ==========
Pro-forma basic and diluted net
   loss per common share                  $ (0.37)      $ (0.35)      $   (1.28)      $    (0.93)
                                          =======       =======       =========       ==========

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

         The following is the Company's business segment information for the three and nine months ended March 31, 2003 and 2002 and as of March 31, 2003 and June 30, 2002:

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                               MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                 2003             2002             2003             2002
                                              ----------       ----------       ----------       ----------
                                                                       (UNAUDITED)
                                                                     (IN THOUSANDS)
Revenues:
   Ground segment systems, networks and
     enterprise solutions                     $    9,231       $   15,120       $   29,249       $   50,093
   Data communications services                    3,261            5,172           10,733           17,066
                                              ----------       ----------       ----------       ----------
Total revenues                                $   12,492       $   20,292       $   39,982       $   67,159
                                              ==========       ==========       ==========       ==========

Loss from operations:
   Ground segment systems, networks and
     enterprise solutions                     $   (2,735)      $   (1,477)      $   (7,412)      $   (4,103)
   Data communications services                   (1,362)          (2,224)          (6,496)          (5,696)
Interest income                                       73              190              359              867
Interest expense                                     (76)            (237)            (539)            (721)
Intercompany eliminations                              4                3               10                9
                                              ----------       ----------       ----------       ----------
Net loss                                      $   (4,096)      $   (3,745)      $  (14,078)      $   (9,644)
                                              ==========       ==========       ==========       ==========

Depreciation and amortization:
   Ground segment systems, networks and
     enterprise solutions                     $      299       $      351       $    1,321       $    1,243
   Data communications services                      404              461            1,572            1,530
   Intercompany eliminations                          (4)              (3)             (10)              (9)
                                              ----------       ----------       ----------       ----------
Total depreciation and amortization           $      699       $      809       $    2,883       $    2,764
                                              ==========       ==========       ==========       ==========

Expenditures for long-lived assets:
   Ground segment systems, networks and
     enterprise solutions                     $       17       $       51       $       88       $      349
   Data communications services                      224              186              728              301
   Intercompany eliminations                          (1)              -               (40)              --
                                              ----------       ----------       ----------       ----------
Total expenditures for long-lived assets      $      240       $      237       $      776       $      650
                                              ==========       ==========       ==========       ==========


                                                        MARCH 31,           JUNE 30,
                                                          2003                2002
                                                       (UNAUDITED)
                                                       ----------          ----------
                                                                (IN THOUSANDS)
       Assets:
          Ground segment systems, networks and
            enterprise solutions                        $  119,804          $  123,484
          Data communications services                       9,870              20,106
          Intercompany eliminations                        (56,101)            (43,293)
                                                        ----------          ----------
       Total assets                                     $   73,573          $  100,297
                                                        ==========          ==========

6. COMMITMENTS AND CONTINGENCIES

         In February 2003, the Company reached an agreement with one of its vendors, which reduced the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company paid a one-time termination fee of $0.6 million, assigned $4.6 million of future contract revenues to the vendor and reduced the Company's future space segment obligations by $16.6 million. The difference between the reduction of capital lease obligation of $9.8 million and the reduction of net fixed assets of $8.9 million or $0.9 million less the one-time termination fee of $0.6M was recorded as a deferred gain of $0.3 million. The gain is being deferred as the Company has guaranteed six months of revenues totaling $0.3 million, assigned to the vendor. If the assigned revenues are not paid to the vendor, the Company will be responsible to satisfy the obligation. The deferred liability will be amortized into income monthly when the guaranteed payments are satisfied.

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

 7. RELATED PARTY TRANSACTION

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

         Our business has been adversely affected by the current global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. These challenges include excess bandwidth resulting from weak consumer and business demand, which has fallen far short of expectations, and the attendant financial distress facing both traditional telecommunication carriers and the new generation of competitive local exchange carriers. Moreover, as a result of the uncertainties facing the economy, corporations have seriously restricted their capital expenditures to those that are absolutely necessary. The reduction in demand has been accompanied by significant pricing pressures and intensifying competition, while the financial difficulties of industry participants and customers have created risks associated with collectibility of accounts receivable. We have experienced a reduction of business levels, which is expected to continue to impact our business and prospects for the foreseeable future.

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

GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from the buyback of the minority interests of NetSat. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The Company will perform this test in the fourth quarter of fiscal 2003.

         In assessing goodwill, which we will undertake in the fourth quarter of fiscal 2003, we will make assumptions regarding the estimated future cash flows and other factors to determine the fair value of goodwill. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with NetSat is impaired. Any resulting impairment could have a material adverse effect on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2003 and 2002

         Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues decreased by $5.9 million, or 38.9%, to $9.2 million for the three months ended March 31, 2003 and decreased by $20.8 million, or 41.6%, to $29.2 million for the nine months ended March 31, 2003, compared to $15.1 million and $50.1 million for the three and nine months ended March 31, 2002, respectively. The decrease relates to a decrease in shipment and/or completion of contracts as a result of a decline in bookings of contract orders due to the continued uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects. We expect the trend in revenues that adversely affected our results of operations for the nine months ended March 31, 2003 to continue to adversely impact us.

         Revenues from Data Communications Services. Revenues decreased by $1.9 million, or 36.9%, to $3.3 million for the three months ended March 31, 2003 and decreased by $6.3 million, or 37.1%, to $10.7 million for the nine months ended March 31, 2003, compared to $5.2 million and $17.1 million for the three and nine months ended March 31, 2002, respectively. The decrease reflects changes in market conditions, including the global economic slowdown in the telecommunications industry, pricing pressures in the marketplace and penetration of fiber into areas where we have traditionally provided services, coupled with the termination of services from our largest Middle East customer in August 2002. During February 2003 and October 2002, pursuant to agreements reached with two of our vendors, we assigned contracts with future revenues of $36.2 million, which reduced our monthly recurring revenues by approximately $0.4 million. We expect the trend in revenues that adversely affected our results of operations for the nine months ended March 31, 2003 to continue to adversely impact us.

         Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions decreased by $4.2 million, or 31.9%, to $9.0 million for the three months ended March 31, 2003 and decreased by $17.2 million, or 38.5%, to $27.4 million for the nine months ended March 31, 2003, compared to $13.2 million and $44.6 million for the three and nine months ended March 31, 2002, respectively. The decrease is attributable to the lower revenue base. Costs as a percentage of related revenues increased to 97.1% and 93.8% for the three and nine months ended March 31, 2003, respectively, compared to 87.1% and 89.1% for the three and nine months ended March 31, 2002, respectively. The increase was mainly attributable to competitive margin pressure and cost overruns on a major project.

         Costs from Data Communications Services. Costs from data communications services decreased by $3.0 million, or 44.8%, to $3.7 million for the three months ended March 31, 2003 and decreased by $5.7 million, or 28.4%, to $14.5 million for the nine months ended March 31, 2003 compared to $6.7 million and $20.2 million for the three and nine months ended March 31, 2002, respectively. Costs as a percentage of related revenues decreased to 113.4% for the three months ended March 31, 2003 and increased to 134.8% for the nine months ended March 31, 2003, compared to 129.5% and 118.5% for the three and nine months ended March 31, 2002, respectively. The decrease for the three-month period is primarily due to agreements reached with two of our vendors during February 2003 and October 2002, in which we significantly reduced our space segment transponder costs and obligations. These agreements will continue to reduce our future monthly space segment costs. The increase in the nine month period is primarily due to a lower revenue base resulting from the assignment of $36.2 million in contract revenues, the termination of services from our largest Middle East customer in August 2002 and the global economic slowdown in the telecommunications industry.

         Selling and Marketing. Selling and marketing expenses decreased by $0.1 million, or 4.3%, to $1.5 million for the three months ended March 31, 2003 and decreased by less than $0.1 million, or 0.9%, to $4.8 million for the nine months ended March 31, 2003, compared to $1.6 million and $4.8 million for the three and nine months ended March 31, 2002, respectively. The decrease is primarily due to reduced salary and salary related expenses, offset by one-time severance costs associated with reductions in sales and marketing personnel. We expect to experience some reduction in salary expenses, as the fourth quarter will not be burdened with severance costs.

         Research and Development. Research and development expenses decreased by $0.2 million, or 64.2%, to $0.1 million for the three months ended March 31, 2003 and decreased by $0.2 million, or 29.6%, to $0.6 million for the nine months ended March 31, 2003, compared to $0.4 million and $0.8 million for the three and nine months ended March 31, 2002, respectively. The decrease is attributable to reduced internal development of monitoring and control technologies. Additionally, for the nine months ended March 31, 2002 we incurred one-time costs associated with the development of various initial subsystems for solutions to be provided to a new customer.

         General and Administrative. General and administrative expenses increased by $0.1 million, or 4.5%, to $2.3 million for the three months ended March 31, 2003 and increased by $0.1 million, or 2.3%, to $6.7 million, for the nine months ended March 31, 2003, compared to $2.2 million and $6.5 million for the comparable three and nine months ended March 31, 2002, respectively. The increase is primarily due to an increase in legal expenses, mainly related to pursuing available remedies to recover monies owed for services rendered and liquidating damages associated with the termination of services from our largest Middle East customer in August 2002 and an increase in insurance premiums based on the current operating environment. General and administrative expenses as a percentage of revenues for the three months ended March 31, 2003 increased to 18.2% compared to 10.7% for the three months ended March 31, 2002 and increased for the nine months ended March 31, 2003 to 16.6% compared to 9.7% for the nine months ended March 31, 2002, principally due to the decrease in our revenues.

         Interest Income. Interest income decreased by $0.1 million, or 61.6%, to $0.1 million for the three months ended March 31, 2003, compared to $0.2 million for the three months ended March 31, 2002, and decreased by $0.5 million, or 58.6%, to $0.4 million for the nine months ended March 31, 2003, compared to $0.9 million for the nine months ended March 31, 2002. The decrease is primarily the result of a decrease in cash and cash equivalents due to cash used in our operations during the past twelve months ended March 31, 2003, coupled with a decline in interest rates.

         Interest Expense. Interest expense decreased by $0.2 million, or 67.9%, to $0.1 million for the three months ended March 31, 2003, compared to $0.2 million for the three months ended March 31, 2002, and decreased by $0.2 million, or 25.2%, to $0.5 million for the nine months ended March 31, 2003, compared to $0.7 million for the nine months ended March 31, 2002. The decreases are the result of less interest paid on our capital lease obligation, which was terminated in February 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had working capital of $28.3 million, including cash and cash equivalents of $23.9 million, restricted cash of $0.6 million, net accounts receivable of $10.6 million, inventories of $11.7 million, prepaid expenses and other current assets of $0.8 million and deferred income taxes of $0.1 million, offset by $9.6 million in accounts payable, $5.9 million in deferred revenues and $3.9 million in accrued expenses and other current liabilities.

         Net cash used in operating activities during the nine months ended March 31, 2003 was $13.7 million, which primarily related to the net loss of $14.1 million, a decrease in accounts payable of $3.3 million relating to the reduction in business levels, an increase in inventory of $3.1 million from materials purchased for anticipated fourth quarter shipments, and a decrease in deferred liabilities of $1.6 million associated with agreements reached in February 2003 and October 2002 with two of our vendors, offset by a decrease in accounts receivable of $4.4 million due to collections on certain contract billings and the reduction in revenues, depreciation and amortization expense of $2.9 million related primarily to the network operation center and one satellite space segment transponder (terminated in February 2003) and a $2.3 million increase in deferred revenues due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts.

         We currently have a $5.0 million working capital line of credit, which bears interest at the prime rate (4.25% at March 31, 2003) and is collateralized by a first security interest on most of our assets. On April 11, 2003 the credit facility was renewed for an additional three months while the Company works to establish a new bank agreement. The credit facility, which expires on July 10, 2003, contains certain financial covenants, with which we were in compliance at March 31, 2003. As of March 31, 2003, no amounts were outstanding under this credit facility, however, there were outstanding standby letters of credit, bid proposals and performance guarantees of approximately $2.0 million, which were applied against and reduced the amounts available under the working capital line of credit. We cannot assure you that we will be able to further renew the credit facility or as to the amount or terms of any future facility.

         We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2008. Future minimum lease payments due on these leases through March 31, 2004 are approximately $6.7 million.

         At March 31, 2003 we had contractual obligations and commercial commitments as follows (in thousands):


                                                         PAYMENTS DUE BY PERIOD
                                               LESS THAN 1                             AFTER 5
                                    TOTAL         YEAR      1-3 YEARS    4-5 YEARS      YEARS
                                   ----------- ----------- -----------  -----------  -----------
CONTRACTUAL OBLIGATIONS
Operating leases                   $27,662      $ 6,650      $12,183      $ 7,861      $   968
                                   -------      -------      -------      -------      -------
Total contractual obligations      $27,662      $ 6,650      $12,183      $ 7,861      $   968

OTHER COMMERCIAL COMMITMENTS
Standby letters of credit          $ 1,059      $   922      $    12      $   125           --
Performance guarantees                 974          974           --           --           --
                                   -------      -------      -------      -------      -------
Total commercial commitments       $ 2,033      $ 1,896      $    12      $   125           --
                                   =======      =======      =======      =======      =======

         The above operating lease obligations include two contracts we entered into with a vendor in fiscal 2001 for satellite space segment services on satellites which were scheduled to be launched in late 2002 and operational by March 2003, for a total value of approximately $6.0 million. The vendor has experienced significant delays in the planned launch and operational dates for the satellites. As of result of these delays, we maintain that we have a right to terminate the contracts without cost and have provided notification of such termination. The vendor has denied our assertion that we have a right to terminate the contracts without cost. If our position is sustained, the above operating lease commitment would be reduced by approximately $6.0 million.

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

         We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates that we will experience negative cash flows due to continued operating losses and additional working capital requirements for work in progress for new orders as obtained. Our expectation is that working capital requirements will ease as shipments are made on new orders, although we cannot assure you as to the timing and amount of new orders.

         NetSat has had, and we expect it will continue to have, working capital requirements, which have, and will, put increased pressure on our capital resources. We have implemented strategies to reduce the drain on our resources caused by NetSat's losses. While we will continue to seek additional means to reduce NetSat's cost structure, we can only achieve our goal of improving NetSat's working capital by generating additional revenues. We cannot assure you that we will successfully increase NetSat's revenue base.

         Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and data communications services business, the nature and timing of customer orders and the extent to which we must conduct research and development efforts internally. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through March 31, 2004. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the war with Iraq, or in connection with a war, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Unexpected events negatively impacting international commerce, like the current SARS epidemic, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and our research and development activities. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $14.1 million during the nine months ended March 31, 2003, $17.3 million during the fiscal year ended June 30, 2002 and $18.7 million during the fiscal year ended June 30, 2001. As of March 31, 2003, our accumulated deficit was approximately $68.3 million. We anticipate that we will continue to incur net losses. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SINCE SALES OF SATELLITE COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, OUR REVENUE AND PROFITABILITY ARE LIKELY TO DECLINE.

         We derive, and expect to continue to derive, a significant amount of revenue from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not return from its depressed level, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenue may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, general economic conditions have deteriorated and affected the overall rate of capital spending by our customers. Also, many companies are finding it increasingly difficult to raise capital to finish building their communications networks and, therefore, are placing fewer orders with our customers. The current economic slowdown has resulted in a softening of demand from our customers. We believe that this slowdown is generally the result of slower than forecasted growth in a number of key segments, including communications infrastructure equipment, resulting from a reduction in the capital spending of service providers and an oversupply of communications capacity. We cannot predict the extent to which this softening of demand will continue. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures.

RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT OUR ABILITY TO EXPAND GLOBALLY AND HARM OUR BUSINESS AND PROSPECTS.

         We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries. We presently conduct our international sales in the following geographic areas: Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are a number of risks inherent in conducting our business internationally, including:

         o general political and economic instability in international markets, including the war in Iraq, could impede our ability to deliver our products and services to customers and harm our results of operations;

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

         NetSat's revenues from data communications services have decreased during the nine months ended March 31, 2003. As of March 31, 2003, its future revenues will be reduced by $33.5 million based on customer contracts assigned to vendors pursuant to settlement agreements reached in February 2003 and October 2002. NetSat's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. In particular, the current level and manner of utilization of NetSat's transponder space, as well as a decrease in orders currently being experienced, continues to harm our results of operation. Despite the agreements reached with two of the Company's vendors in February 2003 and October 2002, which modified and reduced the Company's satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. NetSat has had, and we expect will continue to have, significant cash requirements, which have and will decrease our cash resources. If NetSat does not efficiently and substantially utilize its transponder space capacity or increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

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

         o general political and economic conditions in the United States and abroad, including the war in Iraq;

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through March 31, 2004. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. In particular, NetSat continues to have cash requirements, which may continue in the future. We cannot assure you that we will be able to further renew our credit facility or as to the amount or terms of any future facility. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with six customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If any of these customers is unable to implement its business plan, the market for its services declines, or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially adversely affected.

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

         We currently have been granted three patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control, and, most recently, we have been granted a patent concerning a monitor and control system for satellite communications networks and the like. We currently have one Patent Cooperation Treaty ("PCT") patent application pending for implementing facsimile (fax) and data communications using Internet protocols. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patents or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

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

RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO MANY GOVERNMENT REGULATIONS, AND FAILURE TO COMPLY WITH THEM WILL HARM OUR BUSINESS.

OPERATIONS AND USE OF SATELLITES

         We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communication Commission, or FCC, licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

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

         Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the nine months ended March 31, 2003 and the fiscal year ended June 30, 2002, we had no such foreign currency forward contracts.

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

                          PART II -- OTHER INFORMATION

Item 1.         Legal Proceedings

                On August 6, 2002, we issued a notice of termination to a major customer in the Middle East for failure to pay for services rendered, and included a demand for full payment of the past due balance and specified liquidated damages for early termination. The customer responded by issuing its own notice of termination claiming certain breaches of the contract by NetSat, which claims we have denied. The contract requires settlement of disputes by arbitration to be held in New York. We intend to fully pursue all available remedies to recover monies owed for services rendered and for liquidated damages, including arbitration if required and have retained outside counsel to assist in this matter. To that end, NetSat initiated the arbitration process in December 2002 when its outside counsel prepared and served NetSat's Notice of Arbitration and Statement of Claim on the terminated Middle East customer. NetSat and its customer were unable to agree on an arbitrator and, as per the rules of arbitration stated in the contract, an arbitrator will be selected by an independent organization. On April 25, 2003, the International Chamber of Commerce nominated three (3) candidates and a decision on the final arbitrator is expected by the end of May 2003.

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

10.9     Employment Agreement dated as of October 9, 2001 by and between David
         E. Hershberg and the Company (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.10    Employment Agreement dated as of October 9, 2001 by and between Kenneth
         A. Miller and the Company (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

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

10.28* Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet(R), a division of Loral SpaceCom Corporation and the Company (incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.29 Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Company (incorporated by reference to Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).

10.30    Letter Agreement, dated as of January 31, 2003, by and between Donald
         G. Woodring and the Company (incorporated by reference to Exhibit 10.30 of the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Confidential treatment granted for portions of this agreement.


           (b) Reports on Form 8-K

           The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 14, 2003 with respect to its fiscal 2003 third quarter and nine-month financial results.

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



                                              GLOBECOMM SYSTEMS INC.
                                              ----------------------
                                                   (Registrant)

Date: May 15, 2003                            /s/ DAVID E. HERSHBERG
                                              ----------------------

                                              David E. Hershberg
                                              Chairman of the Board and
                                              Chief Executive Officer
                                             (Principal Executive Officer)


Date: May 15, 2003                            /s/ ANDREW C. MELFI
                                              -------------------

                                              Andrew C. Melfi
                                              Vice President, Chief Financial
                                              Officer and Treasurer (Principal
                                              Financial and Accounting Officer)

                           CERTIFICATION FOR FORM 10-Q
                         FOR PERIOD ENDED MARCH 31, 2003


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


Date: May 15, 2003                            /s/ DAVID E. HERSHBERG
                                              ----------------------

                                              David E. Hershberg
                                              Chairman of the Board and
                                              Chief Executive Officer

                           CERTIFICATION FOR FORM 10-Q
                         FOR PERIOD ENDED MARCH 31, 2003


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


Date: May 15, 2003                               /s/ ANDREW C. MELFI
                                                 -------------------

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

10.9     Employment Agreement dated as of October 9, 2001 by and between David
         E. Hershberg and the Company (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.10    Employment Agreement dated as of October 9, 2001 by and between Kenneth
         A. Miller and the Company (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

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

10.28* Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet(R), a division of Loral SpaceCom Corporation and the Company (incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.29 Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Company (incorporated by reference to Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).

10.30    Letter Agreement, dated as of January 31, 2003, by and between Donald
         G. Woodring and the Company (incorporated by reference to Exhibit 10.30 of the Company's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Confidential treatment granted for portions of this agreement.