Form 10-K
period 2003-06-30
GLOBECOMM SYSTEMS INC
filed 2003-09-29
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (631) 231-9800

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

         As of September 26, 2003, there were 12,576,263 shares of the registrant's common stock, $0.001 par value, outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39.1 million based on the last reported sale price on the Nasdaq National Market on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement of Globecomm Systems Inc. relative to the 2003 Annual Meeting of Stockholders to be held on November 18, 2003, is incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

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

         We provide end-to-end satellite-based service solutions around the world. We are able to offer these "one stop shopping" solutions by providing both systems infrastructure and related network services for our customers. NetSat provides the network services required for us to offer end to end solutions to ISPs, commercial enterprises, broadcasters and government customers for a wide range of network service solutions, including Internet backbone connectivity, content delivery network applications, back-office capabilities, communications points of presence, or POP, infrastructure, and network management services.

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

         MODULAR BUILDING BLOCK EARTH STATION MBB 2001(TM) These earth stations provide point-to-point high-capacity data links and hubs for satellite networks. Generally, all electronics are housed in an indoor equipment enclosure.

         COMMERCIAL TERMINAL CTF 2001(TM) This family of earth stations encompasses a range of general purpose, medium-capacity earth stations, and is principally used by corporate, common carrier and government networks. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. The satellite modem is housed in an indoor equipment enclosure.

         COMPACT EARTH STATION CES 2001(TM) We designed this family of digital earth stations to be used principally to provide limited capacity to areas with limited or no telecommunications infrastructure. These earth stations integrate radio frequency and satellite modem components into one antenna mounted package.

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

         Globally, telecommunications networks are moving rapidly toward Internet Protocol based networks and services based on the lower cost of implementation and the flexibility these networks offer. Satellite-based communications complement this trend as many of the regions in the world lack the next generation terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the growth in traffic. Globecomm is a network service provider that offers next generation network services to service providers, ISPs, enterprises, broadcasters and governments around the world. We combine satellite and terrestrial communications networks to provide customers high-speed access services to the United States Internet backbone, corporate headquarters, government offices, as well as the public switched telephone network for private networks. We currently have customers for which we are providing such network services in Africa, the Middle East, Central and South America, Eastern and Central Europe and the Asia Pacific Region.

   STANDARDIZED SERVICES

         SKYBORNE(SM) This service offering provides point to multipoint content delivery of multimedia content. Skyborne is a video, audio and data satellite solution that serves retailers, enterprises, broadcasters, and government agencies. SkyBorne's mission is to provide highly customized and cost-effective broadcast and value-added solutions to these market segments. There are a number of market trends that may require the SkyBorne solution. Retailers are beginning to understand the importance of video promotions within their retail outlets and have developed cost models that are leading them to deploy nationwide digital signage networks. Corporations are increasingly using streaming and stored video for training and internal communications and are finding that their current terrestrial infrastructures are not able to meet the demands of video. Retailers are beginning to understand the need for customization of video and audio in their outlets and are looking for technologies which allow increased flexibility and customization. Training has become a more important focus for many enterprises, especially retailers, due to increased rates of turnover and the quickening pace of market and technology changes.

         ACCESS PLUS(TM) This service offering provides point to point and point to multipoint Internet connectivity for ISPs, service providers, broadcast, government and enterprise customers. These services provide asymmetrical forward and return links optimized for Internet applications. We offer two way satellite Internet connectivity as well as one way satellite Internet connectivity with terrestrial return. Our Internet access services, marketed under the Access PlusTM brand name, provide high-speed access to the United States Internet backbone. As part of this offering we provide the necessary satellite transmission services, terrestrial transit and routing services, earth stations and installation services.

         WIDE AREA NETWORK ANYWHERE(TM) This service offering provides high-speed networking between major POPs. We are currently providing point-to-point service to customers who require connections from our Long Island International Teleport in New York to POPs in Latin America and the Middle East.

         ISDN ANYWHERE(TM) This service offering provides full-time connections at rates of 64 Kbps and 128 Kbps to geographically dispersed locations. We can provide these services to organizations needing full-time digital connections for voice, data and video conferencing in locations around the world where the terrestrial infrastructure is inadequate or unavailable.

         BANDWIDTH ON DEMAND ANYWHERE(TM) This service offering provides high-speed data connections for intermittent use through a bandwidth subscription service. It provides data rates up to 2 Mbps to geographically dispersed locations. Customers who have high bandwidth requirements use this service to reduce their costs when they only need intermittent services, like emergency communications services. We currently offer this service in cooperation with Agility Recovery Solutions, or Agility, for business restoral requirements.

   CUSTOM ENGINEERED SOLUTIONS

         The following is an example of how we provide custom-engineered communications solutions for one of our customers:

         THE CHALLENGE. We were selected by Agility to design, implement and operate a business restoral network for its call center restoral customers. The design of this solution required advanced Internet Protocol network engineering to build in the flexibility required by the Agility business model.

         THE SOLUTION. We designed, implemented and continue to operate the Agility business restoral network including routing, satellite-terrestrial transmission, twenty-four hours a day, seven days a week network operations and automatic call distribution. Agility provides communications and information technology, or IT, restoral solutions in case of service interruption at call centers and corporate IT facilities. The solutions we provide are based on Internet Protocol routed networks that provide the flexibility needed to cover both voice and data traffic, and in order to allow the network to be reconfigured rapidly to meet the restoral requirements of different customers. The call center restoral solution includes a mobile recovery trailer with telephones and computers for call center operators. The mobile recovery trailer is set up near the facility where the call center operators normally work. When working in the mobile recovery trailer because of an interruption of service within the permanent facility, the call center operators are connected to the public switched telephone network and the appropriate computer data bases via a satellite connection from the mobile recovery trailer to us. We operate the restoral network twenty-four hours a day, seven days a week and are prepared to provide end to end service when a customer of Agility declares a need for service. We are marketing this capability to the United States Government for Homeland Security requirements.

[GRAPHIC OMITTED]

SALES AND MARKETING

         We market our products and services to communications services providers, commercial enterprises, ISPs, broadcasters and other content providers and government entities. We have structured our sales and marketing approach to respond effectively to the opportunities in the communications services market, as well as the traditional ground segment systems and networks market. Our marketing activities are organized regionally, as well as on an industry-specific basis. We use both direct and indirect sales channels to market our services and products. Our direct sales force focuses on industry-specific markets, including government, broadcast and commercial enterprises

         Our regional business teams sell and market our communications services and ground segment systems and networks internationally. These regional business teams are responsible for orders and programs in the regions to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have business teams responsible for the Americas, the Asia-Pacific region, Africa, the Middle East and Europe.

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

         We have sales and marketing staff located at our headquarters in Hauppauge, New York, as well as in Hong Kong, Dubai, and the United Kingdom. Our office in the United Kingdom is part of our wholly-owned subsidiary, Globecomm Systems Europe Limited. These offices provide both sales and technical support in the regions for which they have responsibility. As of June 30, 2003, we employed 37 persons with sales and marketing responsibility, of which 15 are full-time sales executives and 22 have dual engineering and sales and marketing responsibilities.

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

CUSTOMERS

         We have established a diversified base of customers in a variety of industries. Our customers include communications services providers, commercial enterprises, multinational corporations, ISPs, broadcasters and other content providers and government entities. We typically rely upon a small number of customers for a large portion of our revenues. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base.

BACKLOG

         At June 30, 2003, our backlog was approximately $58.0 million compared to approximately $80.3 million at June 30, 2002. Our backlog was reduced by $35.8 million, as a result of customer contracts assigned to vendors, pursuant to settlement agreements reached in February 2003 and October 2002. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2003, $32.8 million, or approximately 56.5%, of our backlog represented contracts with seven customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See "Risk Factors" beginning on page 21.

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

         We also lease teleport services in Los Angeles to transmit and receive signals from satellites positioned to serve customers in the Pacific Rim region. Connection to the United States Internet backbone in Los Angeles is achieved through leased fiber optic circuits.

         We lease transponder capacity to meet the bandwidth needs of our customers. We lease multiple, redundant, high-capacity fiber connections to provide reliable Internet data, voice and data traffic to locations in New York City where it interconnects with telecommunications service providers and the United States Internet backbone.

         We have built and staff a network operations center, or NOC, to manage customer circuits. The NOC operates twenty-four hours per day, seven days per week to monitor customer circuits, respond to customer inquiries and initiate new services. Customers can purchase or lease from us, as a part of its service, the equipment needed at the customers' locations to transmit and receive the satellite signals. We also offer installation and maintenance services for this equipment.

PRODUCT DESIGN, ASSEMBLY AND TESTING

         We assign a project team to each contract into which we enter. Each team is led by a project engineer who is responsible for execution of the project. This includes engineering and design, assembly and testing, installation and customer acceptance. A project may include engineers, integration specialists, buyer-planners and an operations team. Our standard satellite ground segment systems are manufactured using a standard modular production process. Typically, long-term projects require significant customer-specific engineering, drafting and design efforts. Once the system is designed, the integration specialist works with the buyer-planner and the operations team to assure a smooth transfer from the engineering phase to the integration phase. The integration phase consists mainly of integrating the purchased equipment, components and subsystems into a complete functioning system. Assembly, integration and test operations are conducted on both an automated and manual basis.

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

RESEARCH AND DEVELOPMENT

         We have developed internal research and development resources in Internet Protocol networks, content delivery networks, broadcast systems, network management systems, and system products. The costs of developing new technologies are funded partially by the investments made by us and partially by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on developing content delivery network technology for our enterprise customers, broadcast systems technology for our service provider customers and broadcast customers, network management system products for all our earth terminal and network customers and customizable systems for our government customers. For the years ended June 30, 2003, 2002 and 2001, we have incurred approximately $0.8 million, $1.2 million, and $0.9 million, respectively, in internal research and development expenses.

COMPETITION

         In the satellite ground segment systems and networks market, we believe that our ability to compete successfully is based primarily on management's reputation and the ability to provide a solution that meets the customer's requirements, including competitive pricing, performance, on-time delivery, reliability and customer support.

         In the communications services market, we believe that our ability to compete successfully is based primarily on management's reputation and providing prompt delivery and initiation of service, competitive pricing, consistent and reliable connections and high-quality customer support.

         Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators like IDB Systems, a division of MCI and (2) equipment manufacturers who also provide integrated systems, like Andrew Corporation and Tripoint Global.

         In the end-to-end satellite-based communication solutions and communications services markets, we compete with other satellite communication companies who provide similar services, like Verestar. In addition, we may compete with other communications services providers like MCI, and satellite owners like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two or three years.

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

         We currently have been granted three patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control and most recently, we have been granted a patent concerning a monitor and control system for satellite communications networks and the like. We have two other patents pending in the United States, one for implementing facsimile and data communications using Internet protocols and another for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek additional patents on our technology, if appropriate. We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm and GSI in the United States and various other countries. NetSat has received trademark registration for NetSat in the United States, the European Community, Russia and Brazil. We have also received trademark registrations in the United States for MBB2001TM, CTF2001TM, CES2001TM and AXXSYSTM, which relate to our customizable modular earth stations, and for Impact TM, which relates to our customizable ISP solutions. We have other trademarks and service marks pending and intend to seek registration of other trademarks and service marks in the future.

GOVERNMENT REGULATIONS

   OPERATIONS AND USE OF SATELLITES

         We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and are required to maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to NetSat. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor can we assure you that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

         We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

         NetSat does not currently hold any FCC licenses, permits, or authorizations independent of those held by us, nor does it currently provide any FCC regulated services. Therefore, it is not subject to the FCC Act or FCC rules and regulations. However, NetSat may hold such licenses, permits, or authorizations, or provide these services in the future, and would then be required to comply with the FCC requirements.

   COMMON CARRIER REGULATION

         We currently provide services to our customers on a private carrier and on a common carrier basis. Our operations as a common carrier require us to comply with the FCC's requirements for common carriers. These requirements include, but are not limited to, providing our rates and service terms, being forbidden from unjust and unreasonable discrimination among customers, notifying the FCC before discontinuing service, and complying with FCC equal employment opportunity regulations and reporting requirements.

         We do not currently provide telecommunications services between points in the same state and so are exempt from state regulation of our services. However, we could become subject to state telecommunications regulations if we did provide intrastate telecommunications services.

   FOREIGN OWNERSHIP

         The FCC Act and FCC regulations impose restrictions on foreign ownership of our earth stations. These requirements generally forbid more than 20% ownership or control of an FCC licensee by non-United States citizens and more than 25% ownership of a licensee's parent by non-United States citizens. The FCC may authorize foreign ownership in the licensee's parent in excess of these percentages. Under current policies, the FCC has granted these authorizations where the applicant does not control monopoly or bottleneck facilities and the foreign owners are citizens of countries that are members of the World Trade Organization or provide equivalent competitive opportunities to United States citizens.

         We may, in the future, be required to seek FCC approval if foreign ownership of our stock exceeds the thresholds mentioned above. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal, and/or license revocation proceedings against the licensee by the FCC. We have no knowledge of any present foreign ownership which would result in a violation of the FCC rules and regulations.

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

EMPLOYEES

         As of June 30, 2003, we had 176 full-time employees, including 82 in engineering and program management, 46 in the manufacturing, operations support, and network operations, 15 in sales and marketing, and 33 in management and administration. Our employees are not covered by any collective-bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

         We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices and production facilities, as well as the offices and the network operations center of NetSat. We are in the fourth year of a five-year lease at a base monthly rent of approximately $3,800 for office and operations facilities for our wholly-owned subsidiary, Globecomm Systems Europe Limited, in the United Kingdom. In addition, we have a lease for office space in Hong Kong at a monthly rental fee of approximately $1,900 and another lease for office space in Dubai at a monthly rental fee of approximately $1,600.

ITEM 3. LEGAL PROCEEDINGS

         On August 6, 2002, we issued a notice of termination to a major customer in the Middle East for failure to pay for services rendered, and included a demand for full payment of the past due balance and specified liquidated damages for early termination. The customer responded by issuing its own notice of termination claiming certain breaches of the contract by NetSat, which claims we denied. The contract required settlement of disputes by arbitration to be held in New York and we initiated the arbitration process in December 2002. After an arbitrator was appointed and a proposed schedule for the arbitration was set, NetSat and the customer entered into a confidential settlement agreement. The customer has paid NetSat $2.0 million under the settlement ($1.0 million in both June and July 2003) and the arbitration proceeding was dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "GCOM." The fiscal 2003 and 2002 high and low sales prices are as follows:

                                                           HIGH        LOW
                                                           ----        ---
     2003
     Quarter ended September 30, 2002.................     $5.70       $2.40
     Quarter ended December 31, 2002..................      4.75        2.60
     Quarter ended March 31, 2003.....................      3.99        2.34
     Quarter ended June 30, 2003......................      4.25        2.45

     2002
     Quarter ended September 30, 2001.................      7.34        4.90
     Quarter ended December 31, 2001..................      6.49        3.81
     Quarter ended March 31, 2002.....................      8.40        4.85
     Quarter ended June 30, 2002......................      7.15        3.16

         At September 26, 2003, there were approximately 3,300 stockholders of record of our common stock, as shown in the records of our transfer agent.

         At the close of the Nasdaq National Market on September 26, 2003, our market price per share was $3.35.

         As of June 30, 2003, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

         The table below sets forth securities we have authorized for issuance under our equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2003

                                                                                                         NUMBER OF SECURITIES
                                                                                                          REMAINING AVAILABLE
                                                    NUMBER OF                                                 FOR FUTURE
                                                 SECURITIES TO BE            WEIGHTED-AVERAGE               ISSUANCE UNDER
                                               ISSUED UPON EXERCISE           EXERCISE PRICE              EQUITY COMPENSATION
                                                  OF OUTSTANDING              OF OUTSTANDING               PLANS (EXCLUDING
                                                OPTIONS, WARRANTS           OPTIONS, WARRANTS            SECURITIES REFLECTED
      PLAN CATEGORY                                 AND RIGHTS                  AND RIGHTS                   IN COLUMN (A)
                                                       (A)                         (B)                            (C)
     Equity compensation plan approved
        by security holders..........                3,127,432                   $  7.51                        470,569
     Equity compensation plans not
        approved by security holders.                  863,468                   $ 11.16                             --
                                                     ---------                                                  -------

           Total.....................                3,990,900                   $  8.30                        470,569
                                                     =========                   =======                        =======

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

ITEM 6. SELECTED FINANCIAL DATA

         Our selected consolidated financial data as of and for each of the five years in the periods ended June 30, have been derived from our audited consolidated financial statements. EBITDA represents loss before minority interests in operations of our consolidated subsidiary, interest income, interest expense, provision for income taxes, depreciation and amortization expense, a gain on the sale of consolidated subsidiary's common stock and a gain on sale of investment. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA is not meant to be considered a substitute or replacement for net loss as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. Certain balances in the prior years have been reclassified to conform to the current year presentation.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED JUNE 30,
                                                          ------------------------------------------------------------------
                                                           2003             2002           2001            2000           1999
                                                          ------           ------         ------          ------         ------
STATEMENTS OF OPERATIONS DATA:
Revenues from ground segment systems,
  networks and enterprise solutions..............       $ 40,125       $    64,101      $  78,744      $   69,584      $  46,397
Revenues from data communications
  services.......................................         13,903            22,478         24,170           8,987          2,661
                                                        -----------    -------------    -----------    ------------    -----------

Total revenues...................................         54,028            86,579        102,914          78,571         49,058
                                                        -----------    -------------    -----------    ------------    -----------

Costs and operating expenses:
  Costs from ground segment systems,
    networks and enterprise solutions............         39,447            57,083         70,907          60,634         41,235
  Costs from data communications
    services.....................................         17,796            26,705         22,661          10,101          2,894
  Selling and marketing..........................          6,042             6,735          7,235           6,139          5,183
  Research and development.......................            800             1,185            850             784          1,325
  General and administrative.....................          9,423            11,970          9,822           8,797          5,941
  Terminated acquisition costs...................             --                --             --              --            972
  Asset impairment charge........................             --               237          2,857              --            679
  Restructuring charge...........................             --                --          1,950              --             --
                                                        -----------    -------------    -----------    ------------    -----------

Total costs and operating expenses...............         73,508           103,915        116,282          86,455         58,229
                                                        -----------    -------------    -----------    ------------    -----------

Loss from operations.............................        (19,480)          (17,336)       (13,368)         (7,884)        (9,171)
Other income (expense):
  Interest income................................            422             1,030          3,194           1,727            980
  Interest expense...............................           (539)             (957)        (6,579)         (2,522)            (1)
  Gain on sale of consolidated
    subsidiary's common stock....................             --                --             --           2,353             --
  Gain on sale of investment.....................             --                --            304              --             --
                                                        -----------    -------------    -----------    ------------    -----------

Loss before income taxes and minority
  interests in operations of consolidated
  subsidiary.....................................        (19,597)          (17,263)       (16,449)         (6,326)        (8,192)
Provision for income taxes.......................             --                --         (1,600)             --             --
                                                        -----------    -------------    -----------    ------------    -----------

Loss before minority interests in
  operations of consolidated subsidiary..........        (19,597)          (17,263)       (18,049)         (6,326)        (8,192)
Minority interests in operations of
  consolidated subsidiary........................             --                --           (650)          2,745             --
                                                        -----------    -------------    -----------    ------------    -----------

Net loss.........................................       $(19,597)      $   (17,263)     $ (18,699)     $   (3,581)     $  (8,192)
                                                        ===========    =============    ===========    ============    ===========

Basic and diluted net loss per common
  share..........................................       $  (1.56)      $     (1.36)     $   (1.55)     $    (0.36)     $   (0.90)
                                                        ===========    =============    ===========    ============    ===========


Weighted-average shares used in the
  calculation of basic and diluted net
  loss per common share..........................         12,565            12,707         12,060          10,016          9,109
                                                        ===========    =============    ===========    ============    ===========

                                                                               YEARS ENDED JUNE 30,
                                                          ------------------------------------------------------------------
                                                           2003             2002           2001            2000          1999
                                                          ------           ------         ------          ------        ------
OTHER OPERATING DATA:
Net loss ........................................        $(19,597)      $  (17,263)     $ (18,699)     $   (3,581)     $  (8,192)
Other expense (income)...........................             117              (73)         3,081          (1,558)          (979)
Minority interest in operations of consolidated
  subsidiary.....................................              --               --            650          (2,745)            --
Provision for income taxes.......................              --               --          1,600              --             --
Depreciation and amortization....................           3,532            3,661          7,229           3,347          1,267
                                                         -----------    ------------    -----------    ------------    -----------
EBITDA   ........................................        $(15,948)      $  (13,675)     $  (6,139)     $   (4,537)     $  (7,904)
                                                         ===========    ============    ===========    ============    ===========

Cash flows used in operating activities..........         (14,714)          (2,942)       (11,823)         (8,925)        (4,408)
Cash flows used in investing activities..........          (1,712)          (2,387)        (7,446)           (361)        (4,435)
Cash flows (used in) provided by
  financing activities...........................            (310)          (1,018)          (982)         62,614           (555)
Capital expenditures, net of non-cash
  capital lease expenditures.....................           1,732            1,687          5,350           6,926          3,818
Backlog at end of year...........................          58,006           80,269        101,013         100,139         63,746

                                                                                         JUNE 30,
                                                          ------------------------------------------------------------------
                                                            2003              2002          2001           2000          1999
                                                           ------            ------        ------         ------        ------
BALANCE SHEET DATA:
Cash and cash equivalents........................        $ 22,016       $     38,708     $  45,038      $   65,289     $  11,944
Working capital..................................          22,040             43,702        60,399          74,531        19,450
Total assets.....................................          70,344            100,297       124,999         222,754        61,653
Long-term liabilities............................           1,303             12,693        13,446          96,355            --
Minority interests in consolidated
  subsidiary.....................................              --                 --            --             126            --
Series A participating preferred stock of
  consolidated subsidiary........................              --                 --            --           5,000            --
Total stockholders' equity.......................          47,437             67,040        85,141          90,524        36,257


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets and our dependence on a limited number of contracts for a high percentage of our revenues. These risks and others are more fully described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

         Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized in the period identified. Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from data communications services consist primarily of satellite space segment charges, Internet connectivity fees and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

         Our business has been adversely affected by the current global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. These challenges include excess bandwidth resulting from weak consumer and business demand, which has fallen far short of expectations, and the attendant financial distress facing both traditional telecommunication carriers and the new generation of competitive local exchange carriers. Moreover, as a result of the uncertainties facing the economy, corporations have seriously restricted their capital expenditures. The reduction in demand has been accompanied by significant pricing pressures and intensifying competition, while the financial difficulties of industry participants and customers have created risks associated with collectibility of accounts receivable. During fiscal 2003, we experienced a decline in bookings of contract orders as customers and prospects delayed projects. These negative trends may continue to impact our business and prospects in the future.

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

         We recognize revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customers' satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customers' ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventories balance.

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

   GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired primarily from the buyback of the minority interests of NetSat. Beginning in the fiscal year ended June 30, 2002 with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer being amortized, but instead tested for impairment at least annually.

         In assessing goodwill, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of our reporting units. Future events could cause us to conclude that impairment indicators exist and that the goodwill associated with NetSat is impaired. Any resulting impairment could have a material adverse effect on our financial condition and results of operations.

   ALLOWANCES FOR DOUBTFUL ACCOUNTS

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including our past transaction history with the customer and the credit worthiness of the customer. An assessment of the inherent risks in conducting our business with foreign customers is also made since a significant portion of our revenues is international. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

   STOCK-BASED COMPENSATION

         We currently measure compensation expense for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, we do not record compensation expense when stock options are granted as long as the exercise price is not less than the fair market value of the stock when the option is granted. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, we disclose our pro-forma net loss and pro-forma net loss per common share as if the fair value-based method had been applied in measuring compensation expense for our stock option grants.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2003 AND 2002

         Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues from ground segment systems, networks and enterprise solutions decreased by $24.0 million, or 37.4% to $40.1 million for the fiscal year ended June 30, 2003 from $64.1 million for the fiscal year ended June 30, 2002. The decrease related to a decrease in shipment and/or completion of contracts as a result of a decline in bookings of contract orders due to the continued uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects.

         Revenues from Data Communications Services. Revenues from data communications services decreased by $8.6 million, or 38.1% to $13.9 million for the fiscal year ended June 30, 2003 from $22.5 million for the fiscal year ended June 30, 2002. The decrease reflected changes in market conditions, including the global economic slowdown in the telecommunications industry, pricing pressures in the marketplace and penetration of fiber into areas where we have traditionally provided services, coupled with the termination of services from our largest Middle East customer in August 2002. During February 2003 and October 2002, pursuant to agreements reached with two of our vendors, we assigned contracts with future revenues of $35.8 million, which reduced our monthly recurring revenues by approximately $0.4 million.

         Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions decreased by $17.6 million, or 30.9%, to $39.4 million for the fiscal year ended June 30, 2003 from $57.1 million for the fiscal year ended June 30, 2002. The decrease is attributable to a lower revenue base. Costs as a percentage of related revenues increased to 98.3% for the fiscal year ended June 30, 2003 from 89.1% for the fiscal year ended June 30, 2002. The increase was mainly attributable to competitive margin pressure and a $4.4 million charge, principally in the fourth quarter, related to a major customer for costs to complete certain contracts.

         Costs from Data Communications Services. Costs from data communications services decreased by $8.9 million, or 33.4%, to $17.8 million for the fiscal year ended June 30, 2003 from $26.7 million for the fiscal year ended June 30, 2002. Costs as a percentage of related revenues increased to 128.0% for the fiscal year ended June 30, 2003 from 118.8% for the fiscal year ended June 30, 2002. The decrease in costs was primarily due to agreements reached with two of our vendors during February 2003 and October 2002, in which we significantly reduced our space segment transponder costs and obligations. These agreements will continue to reduce our future monthly space segment costs. The increase as a percentage of related revenue was due to a lower revenue base resulting from the termination of services from our largest Middle East customer in August 2002, the assignment of $35.8 million in contract revenues, plus payments of $4.1 million for termination fees related to our agreements to reduce our space segment transponder obligations.

         Selling and Marketing. Selling and marketing expenses decreased by $0.7 million, or 10.3%, to $6.0 million for the fiscal year ended June 30, 2003 from $6.7 million for the fiscal year ended June 30, 2002. The decrease was primarily due to reduced salary and salary related expenses, offset by severance costs associated with reductions in sales and marketing personnel.

         Research and Development. Research and development expenses decreased by $0.4 million, or 32.5%, to $0.8 million for the fiscal year ended June 30, 2003 from $1.2 million for the fiscal year ended June 30, 2002. The decrease was attributable to reduced internal development of monitoring and control technologies and the non-recurrence of costs associated with the development of various initial subsystems for solutions provided to a new customer in fiscal year 2002.

         General and Administrative. General and administrative expenses decreased by $2.5 million, or 21.3%, to $9.4 million for the fiscal year ended June 30, 2003 from $12.0 million for the fiscal year ended June 30, 2002. General and administrative expenses as a percentage of revenues increased to 17.4% for the fiscal year ended June 30, 2003 from 13.8% for the fiscal year ended June 30, 2002 primarily due to the decrease in revenues. The decrease in general and administrative expenses for the fiscal year ended June 30, 2003 primarily resulted from the non-recurrence of a $3.2 million allowance for uncollectible accounts receivable from our largest Middle East customer in the fiscal year ended June 30, 2002 (of which $1.0 million was recovered during the fourth quarter of fiscal year ended June 30, 2003), offset by the recording of a $1.5 million expense provision related to the risk of non-collection of a receivable from a major customer and an increase in insurance premiums.

         Asset Impairment Charge. The asset impairment charge of $0.2 million for the fiscal year ended June 30, 2002, related to a write-down of the net carrying value of goodwill relating to the acquisition of a wireless local loop telephone network solutions business during the fiscal year ended June 30, 1999.

         Interest Income. Interest income decreased by $0.6 million, or 59.0%, to $0.4 million for the fiscal year ended June 30, 2003 from $1.0 million for the fiscal year ended June 30, 2002. The decrease was primarily due to a significant decline in cash and cash equivalents due to cash used in operations during the fiscal year ended June 30, 2003.

         Interest Expense. Interest expense decreased by $0.4 million, or 43.7%, to $0.5 million for the fiscal year ended June 30, 2003 from $1.0 million for the fiscal year ended June 30, 2002. The decrease was the result of less interest paid on a capital lease obligation, which was terminated in February 2003.

FISCAL YEARS ENDED JUNE 30, 2002 AND 2001

         Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues from ground segment systems, networks and enterprise solutions decreased by $14.6 million, or 18.6% to $64.1 million for the fiscal year ended June 30, 2002 from $78.7 million for the fiscal year ended June 30, 2001. The decrease related to the decrease in the shipment and/or completion of contracts as a result of a decline in bookings of contract orders due to the continued uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects.

         Revenues from Data Communications Services. Revenues from data communications services decreased by $1.7 million, or 7.0% to $22.5 million for the fiscal year ended June 30, 2002 from $24.2 million for the fiscal year ended June 30, 2001. The decrease reflected changes in market conditions including the global economic slowdown in the telecommunications industry, pricing pressures in the marketplace and penetration of fiber into areas we have traditionally provided services.

         Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions decreased by $13.8 million, or 19.5%, to $57.1 million for the fiscal year ended June 30, 2002 from $70.9 million for the fiscal year ended June 30, 2001. The decrease is attributable to a lower revenue base. Costs as a percentage of related revenues decreased to 89.1% for the fiscal year ended June 30, 2002 from 90.0% for the fiscal year ended June 30, 2001. The decrease was mainly attributable to a change in contract mix.

         Costs from Data Communications Services. Costs from data communications services increased by $4.0 million, or 17.8%, to $26.7 million for the fiscal year ended June 30, 2002 from $22.7 million for the fiscal year ended June 30, 2001. Costs as a percentage of related revenues increased to 118.8% for the fiscal year ended June 30, 2002 from 93.8% for the fiscal year ended June 30, 2001. The increase was primarily due to an increase in transponder costs due to the reclassification of certain satellite transponders from capital to operating leases based on the renegotiation of certain long-term lease agreements during the fiscal quarter ended June 30, 2001. The corresponding decrease was in interest expense during the fiscal year ended June 30, 2002.

         Selling and Marketing. Selling and marketing expenses decreased by $0.5 million, or 6.9%, to $6.7 million for the fiscal year ended June 30, 2002 from $7.2 million for the fiscal year ended June 30, 2001. The decrease was attributable to a reduction in work force in the sales and marketing department of our data communications services business in the fiscal quarter ended June 30, 2001, partially offset by the development of a new direct sales force in the ground segment systems, networks and enterprise solutions business.

         Research and Development. Research and development expenses increased by $0.3 million, or 39.4%, to $1.2 million for the fiscal year ended June 30, 2002 from $0.9 million for the fiscal year ended June 30, 2001. The increase was attributable to internal development of new monitoring and control technologies, as well as the initial development of various subsystems for solutions we were providing to a new customer.

         General and Administrative. General and administrative expenses increased by $2.1 million, or 21.9%, to $12.0 million for the fiscal year ended June 30, 2002 from $9.8 million for the fiscal year ended June 30, 2001. General and administrative expenses as a percentage of revenues increased to 13.8% for the fiscal year ended June 30, 2002 from 9.6% for the fiscal year ended June 30, 2001. The increase in general and administrative expenses for the fiscal year ended June 30, 2002 primarily resulted from the recording of a $3.2 million allowance for uncollectible accounts receivable from our largest Middle East customer, an increase in legal expenses, mainly related to settling a patent infringement case and an increase in insurance premiums, partially offset by a reduction in work force, including the reduction of the management team of our data communications services business, which took place in the fiscal quarter ended June 30, 2001.

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

         Restructuring Charge. The restructuring charge of $2.5 million (of which $0.5 million was charged to costs from data communications services) for the fiscal year ended June 30, 2001 related to management's plan to reduce costs and improve the data communications services business operating efficiencies. As a result of this restructuring, we terminated 31 employees including executive management, marketing, administration and operations support personnel. The major components of the restructuring charge included severance payments to terminated employees of approximately $0.9 million, fees incurred in connection with the termination of certain leased satellite transponders of approximately $0.5 million (charged to costs from data communications services), the write-off of certain capitalized costs in the amount of approximately $0.6 million associated with our terminated financing activities and the write-off of the estimated book value of equipment in the amount of approximately $0.5 million in connection with our discontinuance of certain product lines. At June 30, 2001, approximately $0.5 million of the restructuring charge was accrued and included in other accrued expenses. During the fiscal year ended June 30, 2002, the restructuring plan was completed whereby $0.3 million was charged against the restructuring accrual for charges related to space segment cancellation fees, and $0.2 million was reversed into income (credit to costs from data communications services) due to the resolution of liabilities for less than originally estimated.

         Interest Income. Interest income decreased by $2.2 million, or 67.8%, to $1.0 million for the fiscal year ended June 30, 2002 from $3.2 million for the fiscal year ended June 30, 2001. The decrease was primarily due to significant decline in interest rates coupled with a decrease in cash and cash equivalents due to cash used in operations during the fiscal year ended June 30, 2002.

         Interest Expense. Interest expense decreased by $5.6 million, or 85.5%, to $1.0 million for the fiscal year ended June 30, 2002 from $6.6 million for the fiscal year ended June 30, 2001. The decrease was due to the reclassification of certain satellite leased transponders to operating leases from capital leases based on the renegotiation of certain long-term lease agreements during the fiscal quarter ended June 30, 2001. The corresponding increase was in costs from data communications services during the fiscal year ended June 30, 2002.

         Gain on Sale of Investment. The gain on sale of investment of $0.3 million for the fiscal year ended June 30, 2001, related to the sale of our interest in one of our investments, which was accounted for as a cost method investment, during the fiscal quarter ended December 31, 2000.

QUARTERLY RESULTS

         The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2003. We believe that this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                      THREE MONTHS ENDED,
                                    -----------------------------------------------------------------------------------------
                                     JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,   JUNE 30,    MAR. 31,    DEC. 31,   SEPT. 30,
                                       2003      2003       2002       2002       2002        2002        2001       2001
                                    ---------  ---------  ---------  ---------   --------   ----------  ---------  ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
    CONSOLIDATED STATEMENT
      OF OPERATIONS DATA:

    Revenues from ground segment
      systems, networks and
      enterprise solutions.....      $ 10,876   $  9,231   $ 11,854   $  8,164   $ 14,008   $15,120     $16,939    $18,034
    Revenues from data
      communications services..         3,170      3,261      3,202      4,270      5,412     5,172       5,708      6,186
                                     ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------
    Total revenues.............        14,046     12,492     15,056     12,434     19,420    20,292      22,647     24,220

    Costs and operating
    expenses:
    Costs from ground segment
      systems, networks and
      enterprise solutions.....        12,001      8,967     10,787      7,692     12,443    13,166      15,297     16,177
    Costs from data
      communications services..         3,326      3,697      4,484      6,289      6,486     6,698       6,410      7,111
    Selling and marketing......         1,282      1,513      1,615      1,632      1,933     1,581       1,615      1,606
    Research and development...           247        131        157        265        399       366         173        247
    General and administrative.         2,772      2,277      2,418      1,956      5,468     2,179       2,216      2,107
    Asset impairment charge....            --         --         --         --        237        --          --         --
                                     ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------

    Total costs and operating
      expenses.................        19,628     16,585     19,461     17,834     26,966    23,990      25,711     27,248
                                     ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------
    Loss from operations.......        (5,582)    (4,093)    (4,405)    (5,400)    (7,546)   (3,698)     (3,064)    (3,028)
    Other income (expense):
      Interest income..........            63         73        116        170        163       190         254        423
      Interest expense.........            --        (76)      (230)      (233)      (236)     (237)       (241)      (243)
                                     ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------

    Net loss...................      $ (5,519)  $ (4,096)  $ (4,519)  $ (5,463)  $ (7,619)  $(3,745)    $(3,051)   $(2,848)
                                     =========  =========  =========  =========  =========  ==========  =========  =========

    Basic and diluted net loss
    per common share...........      $  (0.44)  $  (0.33)  $  (0.36)  $  (0.43)  $  (0.60)  $ (0.29)    $ (0.24)   $ (0.22)
                                     =========  =========  =========  =========  =========  ==========  =========  =========

    Weighted-average shares used
      in the calculation of basic
      and diluted net loss per
      common share.............        12,555     12,557     12,566     12,583     12,638    12,753      12,719     12,718
                                     =========  =========  =========  =========  =========  ==========  =========  =========

         We may continue to experience significant quarter-to-quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See "Risk Factors" beginning on page 21.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had working capital of $22.0 million, including cash and cash equivalents of $22.0 million, restricted cash of $0.6 million, net accounts receivable of $7.9 million, inventories of $11.0 million and prepaid expenses and other current assets of $2.2 million, offset by $10.6 million in accounts payable, $7.7 million in deferred revenue and $3.3 million in accrued expenses and other current liabilities.

         Net cash used in operating activities during the fiscal year ended June 30, 2003 was $14.7 million, which primarily related to the net loss of $19.6 million, a decrease in accounts payable of $2.4 million relating to the reduction in revenues and the timing of vendor payments, and an increase in inventories of $2.3 million due to the timing of shipments on certain jobs, an increase in other assets of $1.6 million based on an equipment lease entered into with a customer, offset by a decrease in accounts receivable of $6.5 million due to a reduction in revenues and collections on certain contract billings, an increase in deferred revenues of $4.1 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts and non-cash items representing depreciation and amortization expense of $3.5 million primarily related to the network operations center, satellite earth station equipment and one satellite space segment transponder, which was terminated in February 2003.

         Net cash used in investing activities during fiscal year ended June 30, 2003 was $1.7 million, which related to the purchase of fixed assets primarily for satellite earth station equipment and our network operations center in order to support our existing service base.

         Net cash used in financing activities during fiscal year ended June 30, 2003 was $0.3 million, which primarily related to $0.3 million of principal payments on a capital lease for a satellite space segment transponder, which was terminated in February 2003.

         At June 30, 2003, we maintained a $5.0 million working capital line of credit with a bank, which bore interest at the prime rate (4.0% at June 30, 2003) and was collateralized by a first security interest on most of our assets. In May and July 2003, the credit facility was renewed for additional time while we worked to establish a new bank agreement. The credit facility, which was extended to September 10, 2003, contained certain financial covenants, with which we were in compliance with at June 30, 2003. As of June 30, 2003, no amounts were outstanding under this credit facility, however, there were outstanding standby letters of credit, bid proposals and performance guarantees of approximately $4.1 million, which were applied against and reduced the amounts available under the working capital line of credit.

         In September 2003, we entered into a new one year credit agreement with the existing bank, which provides for a working capital credit facility of up to $7.5 million consisting of a $3.8 million secured domestic line of credit and a $3.8 million Export-Import Bank secured guaranteed line of credit. We will be advanced up to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable under each respective line of credit, as defined in the agreement. Each line of credit bears interest at the greater of 6.0% or the prime rate plus 2.0% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under each line of credit. In addition, the new credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined.

         We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2008. Future minimum lease payments due on these leases through June 30, 2004 are approximately $6.1 million.

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

         We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates that we will experience negative cash flows due to continued operating losses and additional working capital requirements for work in progress for orders as obtained. Our expectation is that the working capital requirements will ease as shipments are made on new orders, although we cannot assure you as the timing and amount of new orders.

         NetSat has had, and we expect it will continue to have, working capital requirements, which have, and will, put increased pressure on our capital resources. We have implemented strategies to reduce the drain on our resources caused by NetSat's losses. While we will continue to seek additional means to reduce NetSat's cost structure, we can only achieve our goal of improving NetSat's working capital by improving operating performance. We cannot assure you that we will successfully improve NetSat's operating performance.

         Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and data communications services business, the nature and timing of customer orders and the extent to which we must conduct research and development efforts internally. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through June 30, 2004. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the war with Iraq, or in connection with a war, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and research and development activities and further reductions in headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         At June 30, 2003, we had contractual obligations and commercial commitments as follows (in thousands):

    Contractual Obligations                                                  PAYMENTS DUE BY PERIOD
    -----------------------                    -------------------------------------------------------------------------------------
                                                                                                                         AFTER 5
                                                   TOTAL         LESS THAN 1 YEAR      1-3 YEARS        4-5 YEARS         YEARS
                                               ---------------   ------------------    -----------      -----------    -------------
    Operating leases....................        $26,275              $6,115              $12,157            $7,357          $646
                                               ---------------   ------------------    -----------      -----------    -------------

    Total contractual cash obligations..        $26,275              $6,115              $12,157            $7,357          $646
                                               ===============   ==================    ===========      ===========    =============

                                                                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                                --------------------------------------------------------------------
                                              TOTAL AMOUNTS
    Other Commercial Commitments                COMMITTED        LESS THAN 1 YEAR      1-3 YEARS        4-5 YEARS      OVER 5 YEARS
    ----------------------------            ------------------   ------------------    -----------      -----------    -------------
    Standby letters of credit.........           $4,069            $2,990              $ 1,079              $--              $--
                                               ---------------   ------------------    -----------      -----------    -------------

    Total commercial commitments......           $4,069            $2,990               $1,079              $--              $--
                                               ===============   ==================    ===========      ===========    =============

         During fiscal 2001, we entered into two thirty-six month operating lease agreements for satellite space segment transponders on two satellites that were expected to be launched in late 2002 and operational by March 2003. Future payments due on such agreements through fiscal 2007 are approximately $6.0 million. Such satellite space segment services are scheduled to begin when the satellite transponders are commercially operational, as defined in the agreements. During fiscal 2003, we learned that the vendor has experienced significant delays in the planned launch and operational dates for the satellites. As a result of these delays, we maintain that we have a right to terminate the contracts without cost and have provided notification of such termination. The vendor has denied our assertion that we have a right to terminate the contracts without cost. If our position is sustained, total operating lease commitments would be reduced by approximately $6.0 million.

RELATED PARTY TRANSACTIONS

         During January 2003, pursuant to a letter agreement we consolidated the then outstanding loan and advances receivable from an individual who is a former executive officer and a current employee into a $0.3 million promissory note. Under the terms of the letter agreement we will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee, subject to the terms of the letter agreement.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $19.6 million during the fiscal year ended June 30, 2003, $17.3 million during the fiscal year ended June 30, 2002 and $18.7 million during the fiscal year ended June 30, 2001. As of June 30, 2003, our accumulated deficit was $73.9 million. We anticipate that we will continue to incur net losses, although we expect them to be less than those we incurred in the fiscal year ended June 30, 2003. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SINCE SALES OF SATELLITE COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, OUR REVENUE AND PROFITABILITY ARE LIKELY TO DECLINE.

         We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not return from its depressed level, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenue may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the depressed level of general economic conditions has affected the overall rate of capital spending by our customers. Also, many companies have found it increasingly difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders with our customers. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures.

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

         NetSat's revenues from data communications services have decreased during the fiscal year ended June 30, 2003. Revenues will continue to be reduced as a result of customer contracts assigned to vendors pursuant to settlement agreements reached in February 2003 and October 2002. As of June 30, 2003, the future revenues, which will be foregone, amounts to $32.2 million, of which $5.0 million relates to fiscal year ending June 30, 2004. NetSat's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. In particular, the current level and manner of utilization of NetSat's transponder space, as well as a decrease in orders currently being experienced, continues to harm our results of operation. Despite the agreements reached with two of the Company's vendors in February 2003 and October 2002, which modified and reduced the Company's satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. NetSat has had, and we expect will continue to have, cash requirements, which have and will decrease our cash resources. If NetSat does not efficiently and substantially utilize its transponder space capacity or increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

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

         Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that in future periods our results of operations may be below expectations, which could cause the trading price of our common stock to decline.

OUR MARKETS ARE HIGHLY COMPETITIVE AND WE HAVE MANY ESTABLISHED COMPETITORS, AND WE MAY LOSE MARKET SHARE AS A RESULT.

         The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment and networks market include systems integrators like IDB Systems, a division of MCI and equipment manufacturers who also provide integrated systems like Andrew Corporation and Tripoint Global.

         In the end-to-end satellite-based communication solutions and communications services markets, we compete with other satellite communication companies who provide similar services, like Verestar. In addition, we may compete with other communications service providers like MCI and satellite owners like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in international markets, and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through June 30, 2004. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. In particular, NetSat continues to have cash requirements, which may continue in the future. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

         We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with seven customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If any of these customers is unable to implement its business plan, the market for its services declines, or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

         We currently have been granted three patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control, and most recently, we have been granted a patent concerning a monitor and control system for satellite communications networks and the like. We have two other patents pending in the United States, one for implementing facsimile and data communications using Internet protocols and another for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patents or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

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

         We currently obtain most of our critical components and services from single or limited sources and generally do not maintain significant inventories or have long-term or exclusive supply contracts with our source vendors. We have from time to time experienced delays in receiving products from vendors due to lack of availability, quality control or manufacturing problems, shortages of materials or components or product design difficulties. We may experience delays in the future and replacement services or products may not be available when needed, or at all, or at commercially reasonable rates or prices. If we were to change some of our vendors, we would have to perform additional testing procedures on the service or product supplied by the new vendors, which would prevent or delay the availability of our products and services. Furthermore, our costs could increase significantly if we need to change vendors. If we do not receive timely deliveries of quality products and services, or if there are significant increases in the prices of these products or services, it could have a material adverse effect on our business, results of operations and financial condition.

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

A THIRD PARTY COULD BE PREVENTED FROM ACQUIRING SHARES OF OUR STOCK AT A PREMIUM TO THE MARKET PRICE BECAUSE OF OUR ANTI-TAKEOVER PROVISIONS.

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

RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO MANY GOVERNMENT REGULATIONS, AND FAILURE TO COMPLY WITH THEM WILL HARM OUR BUSINESS.

   Operations and Use of Satellites

         We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communication Commission, or FCC, licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and are required to maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to NetSat. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

   Foreign Ownership

         We may, in the future, be required to seek FCC approval if foreign ownership of our stock exceeds the specified criteria. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal, and/or license revocation proceedings against the licensee by the FCC.

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

         Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the fiscal years ended June 30, 2003, 2002 and 2001, we had no such foreign currency forward contracts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

         As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

         There have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a- 15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter and fiscal year ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of our most recent evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information in response to this item is incorporated herein by reference to "Election of Directors" and "Executive Officers" in Globecomm Systems Inc.'s Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC"). Information on compliance with section 16(a) of the Exchange Act is incorporated herein by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement to be filed with the SEC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information in response to this item is incorporated herein by reference to "Report of the Audit Committee of the Board of Directors" in the Registrant's Proxy Statement to be filed with the SEC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Report of Independent Auditors......................................................................      F-1
        Consolidated Balance Sheets as of June 30, 2003 and 2002............................................      F-2
        Consolidated Statements of Operations for the years ended
          June 30, 2003, 2002 and 2001......................................................................      F-3
        Consolidated Statements of Changes in Stockholders' Equity for the years ended
          June 30, 2003, 2002 and 2001......................................................................      F-4
        Consolidated Statements of Cash Flows for the years ended
          June 30, 2003, 2002 and 2001......................................................................      F-5
        Notes to Consolidated Financial Statements..........................................................      F-6

       (2) INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

        Schedule II - Valuation and Qualifying Accounts.....................................................      S-1

         All other schedules for which provision is made in the applicable accounting regulation from the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       (3) INDEX OF EXHIBITS

Exhibit No.

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

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

10.12       1997 Stock Incentive Plan (incorporated by reference to Exhibit
            10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998).

10.14       1999 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 99.8 of the S-8 of the S-8 Registration Statement).

10.15 Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K dated December 3, 1998).

10.16 Common Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation (incorporated by reference to
            Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999).

10.17 Series A Preferred Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and George Soros (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999).

10.18 Common Stock Purchase Agreement dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems Inc. and Reuters Holdings Switzerland SA (incorporated by reference to Exhibit 10.18 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1999).

10.19 Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit
            10.19 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001).

10.20 Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.21 Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.22 Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.23 Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.24 Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit
            10.24 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.25 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30,
            2001).

10.26 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30,
            2001).

10.27       Employment Agreement, dated as of January 25, 2002, by and between
            G. Patrick Flemming and the Registrant (incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2001).

10.28* Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet(R), a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.29 Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Registrant (incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31,
            2002).

10.30 Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).

10.31 Loan and Security Agreement, dated as of September 25, 2003, by and between Silicon Valley Bank and the Registrant (filed herewith).

21          Subsidiaries of the Registrant (filed herewith).

23          Consent of Independent Auditors (filed herewith).

31.1 Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2 Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

         * Confidential treatment granted for portions of this agreement.

(B) REPORTS ON FORM 8-K

         Form 8-K (Item 7) filed on May 14, 2003 with respect to its fiscal 2003 third quarter and nine-month financial results. Form 8-K (Item 5) filed on June 27, 2003 with respect to a settlement agreement between the Registrant and a customer.

(C) EXHIBITS

         The response to this portion of Item 15 is submitted as a separate section of this report.

(D) FINANCIAL STATEMENT SCHEDULES

         The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       GLOBECOMM SYSTEMS INC.

         Date: 9/29/03                 By:    /s/ DAVID E. HERSHBERG
                                              ---------------------------------
                                              David E. Hershberg,
                                              Chairman of the Board and
                                              Chief Executive Officer


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                 TITLE                                    DATE

/s/ DAVID E. HERSHBERG    Chairman of the Board and                     9/29/03
------------------------  Chief Executive Officer
David E. Hershberg        (Principal Executive Officer)

/s/ ANDREW C. MELFI       Vice President, Chief Financial               9/29/03
------------------------  Officer and Treasurer (Principal Financial
Andrew C. Melfi           and Accounting Officer

/s/ KENNETH A. MILLER     President and Director                        9/29/03
------------------------
Kenneth A. Miller

/s/ STEPHEN C. YABLONSKI  Vice President, General Manager               9/29/03
------------------------  and Director
Stephen C. Yablonski

/s/ RICHARD E. CARUSO     Director                                      9/29/03
------------------------
Richard E. Caruso

/s/ BRIAN T. MALONEY      Director                                      9/29/03
------------------------
Brian T. Maloney

/s/ A. ROBERT TOWBIN      Director                                      9/29/03
------------------------
A. Robert Towbin

/s/ DANIEL S. VAN RIPER   Director                                      9/29/03
------------------------
Daniel S. Van Riper

/s/ C.J. WAYLAN           Director                                      9/29/03
------------------------
C.J. Waylan

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Globecomm Systems Inc.

         We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the "Company") as of June 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other indefinite-lived intangible assets effective July 1, 2001 to conform with the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets".


                                       /s/ ERNST & YOUNG LLP
Melville, New York
September 4, 2003

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JUNE 30, 2003           JUNE 30, 2002
                                                                                  ----------------        ----------------
      ASSETS
      Current assets:
        Cash and cash equivalents.......................................              $  22,016            $    38,708
        Restricted cash.................................................                    608                    588
        Accounts receivable, net........................................                  7,865                 14,999
        Inventories.....................................................                 10,990                  8,594
        Prepaid expenses and other current assets.......................                  2,040                  1,239
        Deferred income taxes...........................................                    125                    138
                                                                                  ----------------        ----------------
      Total current assets..............................................                 43,644                 64,266
      Fixed assets, net.................................................                 17,536                 28,484
      Goodwill..........................................................                  7,204                  7,204
      Other assets......................................................                  1,960                    343
                                                                                  ----------------        ----------------
      Total assets......................................................              $  70,344            $   100,297
                                                                                  ================        ================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable................................................              $  10,615            $    12,918
        Deferred revenues...............................................                  7,666                  3,541
        Accrued payroll and related fringe benefits.....................                  1,114                    957
        Other accrued expenses..........................................                  1,686                  2,076
        Deferred liabilities............................................                    523                    600
        Capital lease obligation........................................                     --                    472
                                                                                  ----------------        ----------------
      Total current liabilities.........................................                 21,604                 20,564
      Deferred liabilities, less current portion........................                  1,303                  3,060
      Capital lease obligation, less current portion....................                     --                  9,633

      Commitments and contingencies

      Stockholders' equity:
        Series A Junior Participating, shares authorized, shares
          issued and outstanding: none in 2003 and 2002.................                     --                     --
        Common stock, $.001 par value, 22,000,000 shares authorized,
          shares issued 12,980,108 in 2003 and 12,933,062 in 2002.......                     13                     13
        Additional paid-in capital......................................                123,739                123,598
        Accumulated deficit.............................................                (73,857)               (54,260)
        Accumulated other comprehensive loss............................                    (10)                   (44)
        Treasury stock, at cost, 403,845 shares in 2003 and
          349,745 shares in 2002........................................                 (2,448)                (2,267)
                                                                                  ----------------        ----------------

      Total stockholders' equity........................................                 47,437                 67,040
                                                                                  ----------------        ----------------

      Total liabilities and stockholders' equity........................              $  70,344            $   100,297
                                                                                  ================        ================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               YEARS ENDED JUNE 30,
                                                                                  ------------------------------------------------
                                                                                      2003              2002             2001
                                                                                  --------------    --------------    ------------
      Revenues from ground segment systems, networks
        and enterprise solutions........................................          $   40,125        $   64,101        $   78,744
      Revenues from data communications services........................              13,903            22,478            24,170
                                                                                  --------------    --------------    ------------

      Total revenues....................................................              54,028            86,579           102,914
                                                                                  --------------    --------------    ------------

      Costs and operating expenses:
        Costs from ground segment systems, networks
          and enterprise solutions......................................              39,447            57,083            70,907
        Costs from data communications services.........................              17,796            26,705            22,661
        Selling and marketing...........................................               6,042             6,735             7,235
        Research and development........................................                 800             1,185               850
        General and administrative......................................               9,423            11,970             9,822
        Asset impairment charge.........................................                  --               237             2,857
        Restructuring charge............................................                  --                --             1,950
                                                                                  --------------    --------------    ------------

      Total costs and operating expenses................................              73,508           103,915           116,282
                                                                                  --------------    --------------    ------------

      Loss from operations..............................................             (19,480)          (17,336)          (13,368)

      Other income (expense):
        Interest income.................................................                 422             1,030             3,194
        Interest expense................................................                (539)             (957)           (6,579)
        Gain on sale of investment......................................                  --                --               304
                                                                                  --------------    --------------    ------------

      Loss before income taxes and minority interests in operations
        of consolidated subsidiary......................................             (19,597)          (17,263)          (16,449)
      Provision for income taxes........................................                  --                --            (1,600)
                                                                                  --------------    --------------    ------------

      Loss before minority interests in operations of consolidated
        subsidiary......................................................             (19,597)          (17,263)          (18,049)
      Minority interests in operations of consolidated subsidiary.......                  --                --              (650)
                                                                                  --------------    --------------    ------------

      Net loss..........................................................          $  (19,597)       $  (17,263)       $  (18,699)
                                                                                  ==============    ==============    ============

      Basic and diluted net loss per common share.......................          $    (1.56)       $    (1.36)       $    (1.55)
                                                                                  ==============    ==============    ============

      Weighted-average shares used in the calculation of basic
        and diluted net loss per common share...........................              12,565            12,707            12,060
                                                                                  ==============    ==============    ============

                             See accompanying notes.

                                                       GLOBECOMM SYSTEMS INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                                                           (IN THOUSANDS)

                                                                                                                      ACCUMULATED
                                                                         COMMON STOCK     ADDITIONAL                     OTHER
                                                                      -------------------   PAID-IN     ACCUMULATED  COMPREHENSIVE
                                                                      SHARES    AMOUNT      CAPITAL      DEFICIT         LOSS
                                                                      --------  ---------  ----------  ------------- --------------
Balance at June 30, 2000...........................................    12,024      $12     $110,105        $(18,298)       $17
Proceeds from exercise of stock options............................        69        -          358               -          -
Issuance of common stock in connection with employee stock purchase
    plan...........................................................        55        -          328               -          -
Issuance of common stock in connection with acquisition of minority
    interests in consolidated subsidiary...........................       718        1        6,582               -          -
Issuance of warrants in connection with acquisition of minority
    interests in consolidated subsidiary...........................         -        -        5,043               -          -
Issuance of options in connection with acquisition of minority
    interests in consolidated subsidiary...........................         -        -          309               -          -
Acquisition of minority interests in consolidated subsidiary.......         -        -          907               -          -
Forfeiture of consolidated subsidiary's employee stock options.....         -        -         (225)              -          -
Minority interests resulting from issuance of consolidated
    subsidiary's common stock.......................................        -        -         (131)              -          -
Comprehensive loss:
   Net loss........................................................         -        -            -         (18,699)         -
   Loss from foreign currency translation..........................         -        -            -                        (55)
   Loss from available-for-sale securities.........................         -        -            -               -        (19)


Total comprehensive loss...........................................         -        -            -               -          -
                                                                      --------  ---------  ----------   ------------- --------------

Balance at June 30, 2001...........................................    12,866       13      123,276         (36,997)       (57)
Proceeds from exercise of stock options............................        10        -           38               -          -
Issuance of common stock in connection with employee stock purchase
    plan...........................................................        57        -          247               -          -
Purchases of treasury stock (see Note 13)..........................         -        -            -               -          -
Issuance of stock options for services.............................         -        -           37               -          -
Comprehensive loss:
   Net loss........................................................         -        -            -         (17,263)         -
   Gain from foreign currency translation..........................         -        -            -               -        128
   Loss from available-for-sale securities.........................         -        -            -               -       (115)


Total comprehensive loss...........................................         -        -            -               -          -
                                                                      --------  ---------  ----------   ------------- --------------

Balance at June 30, 2002...........................................    12,933       13      123,598         (54,260)       (44)
Issuance of common stock in connection with employee stock purchase
    plan...........................................................        47        -          141               -          -
Purchases of treasury stock........................................         -        -            -               -          -
Comprehensive loss:
   Net loss........................................................         -        -            -         (19,597)         -
   Gain from foreign currency translation..........................         -        -            -               -         96
   Loss from available-for-sale securities.........................         -        -            -               -        (62)


Total comprehensive loss...........................................         -        -            -               -          -
                                                                      --------  ---------  ----------   ------------- --------------
Balance at June 30, 2003...........................................    12,980      $13     $123,739        $(73,857)      $(10)
                                                                      ========  =========  ==========   ============= ==============


                                                                                           TREASURY STOCK           TOTAL
                                                                       DEFERRED         ---------------------    STOCKHOLDERS'
                                                                      COMPENSATION       SHARES      AMOUNT         EQUITY
                                                                      --------------    ---------  ---------    --------------
Balance at June 30, 2000...........................................      $ (218)              148   $(1,094)      $  90,524
Proceeds from exercise of stock options............................           -                -         -             358
Issuance of common stock in connection with employee stock purchase
    plan...........................................................           -                -         -             328
Issuance of common stock in connection with acquisition of minority
    interests in consolidated subsidiary...........................           -                -         -           6,583
Issuance of warrants in connection with acquisition of minority
    interests in consolidated subsidiary...........................           -                -         -           5,043
Issuance of options in connection with acquisition of minority
    interests in consolidated subsidiary...........................           -                -         -             309
Acquisition of minority interests in consolidated subsidiary.......           -                -         -             907
Forfeiture of consolidated subsidiary's employee stock options.....         218                -         -              (7)
Minority interests resulting from issuance of consolidated
    subsidiary's common stock......................................           -                -         -            (131)
Comprehensive loss:
   Net loss........................................................           -                -         -         (18,699)
   Loss from foreign currency translation..........................           -                -         -             (55)
   Loss from available-for-sale securities.........................           -                -         -             (19)
                                                                                                                --------------
Total comprehensive loss...........................................           -                -         -         (18,773)
                                                                      --------------    ---------  ---------    --------------

Balance at June 30, 2001...........................................           -              148    (1,094)         85,141
Proceeds from exercise of stock options............................           -                -         -              38
Issuance of common stock in connection with employee stock purchase
    plan...........................................................           -                -         -             247
Purchases of treasury stock (see Note 13)..........................           -              202    (1,173)         (1,173)
Issuance of stock options for services.............................           -                -         -              37
Comprehensive loss:
   Net loss........................................................           -                -         -         (17,263)
   Gain from foreign currency translation..........................           -                -         -             128
   Loss from available-for-sale securities.........................           -                -         -            (115)
                                                                                                                --------------
Total comprehensive loss...........................................           -                -         -         (17,250)
                                                                      --------------    ---------  ---------    --------------

Balance at June 30, 2002...........................................           -              350    (2,267)         67,040
Issuance of common stock in connection with employee stock purchase
    plan...........................................................           -                -         -             141
Purchases of treasury stock........................................           -               54      (181)           (181)
Comprehensive loss:
   Net loss........................................................           -                -         -         (19,597)
   Gain from foreign currency translation..........................           -                -         -              96
   Loss from available-for-sale securities.........................           -                -         -             (62)
                                                                                                                 --------------
Total comprehensive loss...........................................           -                -         -         (19,563)
                                                                      --------------    ---------  ---------    --------------
Balance at June 30, 2003...........................................      $    -              404   $(2,448)      $  47,437
                                                                      ==============    =========  =========    ==============

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                YEARS ENDED JUNE 30,
                                                                                    ----------------------------------------------
                                                                                       2003           2002              2001
                                                                                    -----------    -----------     ---------------
    OPERATING ACTIVITIES:
    Net loss................................................................        $(19,597)      $(17,263)       $  (18,699)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.........................................           3,532          3,661             7,229
      Change in deferred liabilities........................................          (1,834)            19                --
      Gain on termination of capital lease..................................            (959)            --                --
      Provision for doubtful accounts.......................................             683          3,951             1,753
      Deferred income taxes.................................................              13           (138)            1,942
      Stock compensation expense............................................              --             37                --
      Asset impairment charge...............................................              --            237             2,857
      Loss on disposal of fixed assets and other............................              --             --               280
      Minority interests in operations of consolidated subsidiary...........              --             --               650
      Gain on sale of investment............................................              --             --              (304)
      Changes in operating assets and liabilities:
        Accounts receivable.................................................           6,533          6,308            (3,047)
        Inventories.........................................................          (2,338)         6,714            (1,950)
        Prepaid expenses and other current assets...........................            (896)          (443)              588
        Other assets........................................................          (1,617)           247                35
        Accounts payable....................................................          (2,394)        (2,449)           (1,177)
        Deferred revenues...................................................           4,125         (2,308)             (462)
        Accrued payroll and related fringe benefits.........................             155             26               251
        Other accrued expenses..............................................            (120)        (1,541)           (1,769)
                                                                                    -----------    -----------     ---------------

    Net cash used in operating activities...................................         (14,714)        (2,942)          (11,823)
                                                                                    -----------    -----------     ---------------

    INVESTING ACTIVITIES:
    Purchases of fixed assets...............................................          (1,732)        (1,687)           (5,350)
    Repayment of promissory note from a related party.......................              40             --                --
    Restricted cash.........................................................             (20)            --              (167)
    Issuance of promissory notes to related parties.........................              --           (700)             (240)
    Purchases of investments................................................              --             --              (100)
    Proceeds from sale of investments.......................................              --             --               204
    Purchases of consolidated subsidiary's common stock.....................              --             --            (1,212)
    Purchase of consolidated subsidiary's preferred stock...................              --             --              (581)
                                                                                    -----------    -----------     ---------------

    Net cash used in investing activities...................................          (1,712)        (2,387)           (7,446)
                                                                                    -----------    -----------     ---------------

    FINANCING ACTIVITIES:
    Proceeds from exercise of stock options.................................              --             38               358
    Proceeds from sale of common stock in connection with employee stock
       purchase plan .......................................................             141            247               328
    Purchases of treasury stock.............................................            (181)          (873)               --
    Payments under capital leases...........................................            (270)          (430)           (1,668)
                                                                                    -----------    -----------     ---------------

    Net cash used in financing activities...................................            (310)        (1,018)             (982)
                                                                                    -----------    -----------     ---------------

    Effect of foreign currency translation on cash..........................              44             17                --
                                                                                    -----------    -----------     ---------------

    Net decrease in cash and cash equivalents...............................         (16,692)        (6,330)          (20,251)

    Cash and cash equivalents at beginning of year..........................          38,708         45,038            65,289
                                                                                    -----------    -----------     ---------------

    Cash and cash equivalents at end of year................................        $ 22,016       $ 38,708        $   45,038
                                                                                    ===========    ===========     ===============

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................................        $    539       $    957        $    8,145
                                                                                    ===========    ===========     ===============

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         Globecomm Systems Inc. ("Globecomm") was incorporated in the State of Delaware on August 17, 1994. The Company is an end-to-end satellite communications solutions provider. The Company's core business provides end-to-end, value-added satellite-based enterprise communications solutions. This business supplies ground segment systems and networks for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company's wholly-owned subsidiary, NetSat Express, Inc. ("NetSat") provides network services solutions including Internet backbone connectivity, content delivery network applications, back-office capabilities, points of presence ("POP") infrastructure and other network management services.

         The Company has incurred operating losses since its inception and has an accumulated deficit at June 30, 2003 of approximately $73,857,000. Such losses have resulted principally from costs related to data communications services, general and administrative and selling and marketing expenses associated with the Company's operations. Management believes that its existing capital resources will be sufficient to meet its working capital needs through June 30, 2004.

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

         Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contracted losses are recognized, as they become known.

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

   Costs from Ground Segment Systems, Networks and Enterprise Solutions

         Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries.

   Costs from Data Communications Services

         Costs from data communications services relating to Internet access service fees consist primarily of satellite space segment charges, Internet connectivity fees and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators, depreciation relating to capitalized satellite transponder leases and network operations expenses. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Center (the "NOC"), on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation.

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

   Fixed Assets

         Fixed assets are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized and repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to twenty-five years. Amortization of satellite space segment transponders held under capital lease is calculated using the straight-line method over the estimated useful life of the satellite transponder. Amortization of leasehold improvements and leased equipment is calculated using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

   Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of the Company's obligation under its capital lease was estimated based on the current rates offered to the Company for obligations of similar terms and maturities. The fair value of obligations under the Company's capital lease was not significantly different than the carrying value at June 30, 2002.

   Stock-Based Compensation

         The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148").

   Goodwill and Other Intangible Assets

         Goodwill represents excess of the purchase price over the fair value of the net assets acquired. Beginning in fiscal 2002 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. Prior to fiscal 2002, goodwill and other intangibles were amortized using the straight-line method over periods ranging from five-to-ten years (see Note 7).

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Long-Lived Assets

         For other than goodwill and indefinite life intangibles, when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

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

3. ACCOUNTS RECEIVABLE

         At June 30, 2003, the Company had billed and unbilled accounts receivable balances outstanding for contracts in progress of $4,977,000 and $47,000, respectively, and had billed and unbilled accounts receivable balances outstanding for completed contracts of $2,841,000 and $0, respectively.

         At June 30, 2002, the Company had billed and unbilled accounts receivable balances outstanding for contracts in progress of $11,350,000 and $408,000, respectively, and billed and unbilled accounts receivable balances outstanding for completed contracts of $3,241,000 and $0, respectively.

         Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with ground segment systems, networks and enterprise solutions contracts. At June 30, 2003 and 2002, there was $120,000 and $448,000, respectively, billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheets. Based on the Company's experience with similar contracts in recent years, billed receivables relating to long-term contracts are expected to be collected within one year.

         Unbilled amounts relating to long-term contracts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract. At June 30, 2003 and 2002, there were no unbilled amounts relating to long-term contracts included in the accompanying consolidated balance sheets.

4. INVENTORIES

         Inventories consist of the following:

                                                                            JUNE 30,             JUNE 30,
                                                                              2003                 2002
                                                                         ---------------       --------------
                                                                                   (IN THOUSANDS)
         Raw materials and component parts........................       $      495             $     876
         Work-in-progress.........................................           10,495                 7,718
                                                                         ---------------       --------------
                                                                         $   10,990             $   8,594
                                                                         ===============       ==============

         At June 30, 2003 and 2002, there were no progress payments to net against inventories under long-term contracts.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5. FIXED ASSETS

         Fixed assets consist of the following:

                                                                            JUNE 30,             JUNE 30,
                                                                              2003                 2002
                                                                         ----------------      -------------
                                                                                   (IN THOUSANDS)
         Land.....................................................           $   1,750         $    1,750
         Building and improvements................................               5,992              5,992
         Computer equipment.......................................               3,003              2,943
         Machinery and equipment..................................               2,493              2,441
         Network Operations Center................................               6,848              5,600
         Satellite earth station equipment........................               8,304              9,356
         Furniture and fixtures...................................               1,331              1,308
         Leasehold improvements...................................                  --                 29
         Satellite transponders (see Note 17).....................                  --             11,256
                                                                         ----------------      -------------
                                                                                29,721             40,675
         Less accumulated depreciation and amortization...........              12,185             12,191
                                                                         ----------------      -------------
                                                                             $  17,536         $   28,484
                                                                         ================      =============

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

7. GOODWILL

         Effective July 1, 2001, the Company adopted the new rules on accounting for goodwill and other intangible assets. Under the new rules, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The Company completed its annual goodwill impairment tests during the fourth quarter of fiscal 2003 for both its ground segment systems, networks and enterprise solutions and data communications services reporting units. Based upon the estimated fair market values, no impairment was identified and no write-down of the net carrying value of goodwill was deemed necessary.

         In the fourth quarter of fiscal 2002, the Company recognized an impairment charge of approximately $237,000 in connection with its ground segment systems, networks and enterprise solutions reporting unit, representing the net carrying value of goodwill relating to the acquisition of a wireless local loop telephone network solutions business in fiscal 1999. This charge is included in costs and operating expenses in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2002.

         The net carrying value of goodwill is approximately $7,204,000 at June 30, 2003 and 2002, which relates to the data communications services reporting unit.

         Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and basic and diluted net loss per common share would have been as follows:

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7. GOODWILL (CONTINUED)

                                                                                           YEARS ENDED JUNE 30,
                                                                              ------------------------------------------------
                                                                                   2003             2002             2001
                                                                              ---------------    ------------    -------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Reported net loss...............................................     $  (19,597)        $  (17,263)     $  (18,699)
         Add back goodwill amortization, net of tax......................             --                 --             291
                                                                              ---------------    ------------    -------------

         Adjusted net loss...............................................     $  (19,597)        $  (17,263)     $  (18,408)
                                                                              ===============    ============    =============

         Basic and diluted net loss per common share:
              As reported................................................     $    (1.56)        $    (1.36)    $     (1.55)
              Goodwill amortization......................................             --                 --            0.02
                                                                              ---------------    ------------    -------------

         Adjusted basic and diluted net loss per common share............     $    (1.56)        $    (1.36)    $     (1.53)
                                                                              ===============    ============    =============

8. COMMON STOCK

   Stock Issued to Consultants

         During November 1996, the Company issued a ten-year warrant to five consultants for services to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. At June 30, 2003, warrants to purchase 55,825 shares of the Company's common stock noted above are outstanding and exercisable.

   Treasury Stock

         The Company has a stock repurchase program under which the Company is authorized to repurchase up to $2.0 million of its outstanding common stock. Pursuant to this plan, the Company repurchased 54,100 and 202,000 shares of common stock in fiscal 2003 and 2002, at an aggregate cost of approximately $181,000 and $1,173,000, respectively. Included in the fiscal 2002 repurchases was 200,000 shares repurchased at a fair market price of $5.82 per share from the Company's Chief Executive Officer (see Note 13). The repurchase program allows for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and manner of purchases are at the discretion of the Company's management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

9. NETSAT RESTRUCTURING

         During April 2001, in connection with management's plan to reduce costs and to improve NetSat's operating efficiencies, the Company recorded a restructuring charge of approximately $2,490,000 (of which $540,000 was charged to costs from data communications services) during fiscal 2001. The restructuring was primarily associated with the discontinuance of certain NetSat product lines to enhance the Company's strategic redeployment of its consolidated operating activities, enabling the Company to offer its customers end-to-end satellite communications solutions while integrating operations and reducing costs. As a result of this restructuring, the Company terminated 31 employees including executive management, marketing, administration and operations support personnel. The major components of the restructuring charge included severance payments to terminated NetSat employees of approximately $850,000, fees incurred in connection with the termination of certain leased satellite transponders of approximately $540,000 (charged to costs from data communications services), the write-off of certain capitalized costs in the amount of approximately $620,000 associated with NetSat's terminated financing activities and the write-off of the estimated book value of equipment in the amount of approximately $480,000 in connection with NetSat's discontinuance of certain product lines. During fiscal 2002, the restructuring plan was completed whereby $250,000 was charged against the restructuring accrual of $500,000 for charges relating to space segment cancellation fees, and $250,000 was reversed into income (credited to costs from data communications services) due to the resolution of liabilities for less than originally estimated.

         In connection with the Company's restructuring plan, the Company also acquired the following minority interests in NetSat:

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9. NETSAT RESTRUCTURING (CONTINUED)

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

         In connection with these transactions, the Company wholly owns NetSat and, accordingly, recorded goodwill of approximately $7,001,000 during fiscal 2001, which represents the excess of the value of the Company's securities issued over the recorded minority interests at the time of the transactions. In accordance with the provisions of SFAS No. 142, effective July 1, 2001, the Company ceased amortizing the goodwill associated with these transactions, which at such time had a remaining balance of $6,913,000 and was being amortized over ten years. Such goodwill was tested for impairment upon the adoption of SFAS No. 142 as of July 1, 2001 and again in connection with the annual asset impairment test during the fourth quarters of fiscal 2002 and 2003 whereby no impairment was identified.

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

         The 1997 Plan provides for an automatic increase to the number of options authorized for grant by an amount equal to 1% of the shares of common stock outstanding on the last trading day of each calendar year. During fiscal 2003, 2002 and 2001, the Company increased the number of options authorized for grant under the 1997 Plan pursuant to the automatic 1% provision by 125,644, 127,529 and 119,505, respectively. At June 30, 2003, the remaining options available for grant under the 1997 Plan was 470,569.

         On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan ("1999 Plan"). Pursuant to the 1999 Plan, 400,000 shares of the Company's common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. During the years ended June 30, 2003, 2002 and 2001, the Company issued 47,046, 56,821 and 54,905 shares of its common stock to participating employees in connection with the 1999 Plan. At June 30, 2003, the remaining shares available for issuance under the 1999 Plan was 196,966.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10. STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

         The following table summarizes activity in the Company's stock option plan (in thousands, except per share amounts):

                                                                              YEARS ENDED JUNE 30,
                                            ----------------------------------------------------------------------------------------
                                                       2003                          2002                          2001
                                            ---------------------------   ---------------------------   ----------------------------
                                                           WEIGHTED-                      WEIGHTED-                     WEIGHTED-
                                             SHARES        AVERAGE         SHARES         AVERAGE        SHARES         AVERAGE
                                              UNDER        EXERCISE         UNDER         EXERCISE        UNDER         EXERCISE
                                             OPTION          PRICE         OPTION          PRICE         OPTION           PRICE
                                            ---------    --------------   ----------    -------------   ----------    --------------
         Balance, beginning of year...        2,914         $ 8.07           2,382         $ 9.28         1,578         $ 10.10
         Grants.......................          449           3.70             734           4.79           944            7.78
         Exercised....................           --            --              (10)          3.56           (69)           5.22
         Canceled.....................         (236)          7.11            (192)         10.86           (71)          11.24
                                            ---------                     ----------                    ----------

         Balance, end of year.........        3,127           7.51           2,914           8.07         2,382            9.28
                                            =========                     ==========                    ==========

         Exercisable, end of year.....        1,821         $ 8.69           1,401         $ 8.87         1,170         $  8.61
                                            =========    ==============   ==========    =============   ==========    ==============

         Weighted-average fair value of
           options granted during the year                  $ 2.40                         $ 3.05                       $  5.21
                                                         ==============                 =============                 ==============

         The following table summarizes information about stock options outstanding at June 30, 2003 (in thousands, except per share amounts):

                                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                      ---------------------------------------------------------  ----------------------------------
                                                              WEIGHTED-
                                                               AVERAGE            WEIGHTED-                            WEIGHTED-
                RANGE OF                                      REMAINING            AVERAGE                              AVERAGE
                EXERCISE                   NUMBER            CONTRACTUAL           EXERCISE           NUMBER           EXERCISE
                  PRICE                 OUTSTANDING         LIFE (YEARS)            PRICE          EXERCISABLE           PRICE
         ------------------------     ----------------    ------------------    ---------------  -----------------   --------------
         $ 3.10  -   $ 4.42..                882                8.7                $  4.02               142            $  4.19
         $ 4.68  -   $ 7.02..                744                5.2                $  5.43               543            $  5.26
         $ 7.09  -   $10.63..              1,028                5.8                $  7.94               771            $  8.12
         $10.69  -   $15.75..                289                5.7                $ 12.87               221            $ 13.31
         $17.13  -   $25.25..                164                6.2                $ 21.18               125            $ 21.16
         $26.69  -   $28.00..                 20                6.0                $ 27.90                19            $ 27.90
                                      ----------------                                           -----------------
                                           3,127                6.5                $  7.51             1,821            $  8.69
                                      ================                                           =================

         The Company has reserved approximately 4,461,000 shares of its common stock for issuance upon exercise of all available and outstanding options and warrants at June 30, 2003.

         In connection with the acquisition of the minority interests of NetSat in fiscal 2001, the Company cancelled the NetSat 1999 Stock Incentive Plan during the fourth quarter of fiscal 2001.

   Fair Value Disclosures

         Pro-forma information regarding net loss and net loss per common share is required by SFAS No. 123 and SFAS No. 148, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to July 1, 1995 under the fair value method of that Statement. The fair value of options granted under the Company's 1997 Plan was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2003, 2002 and 2001: risk-free interest rate of 3.0% (2003), 4.2% (2002) and 5.4% (2001), volatility factor of the expected market price of the Company's common stock of .79 (2003), ..75 (2002), and .81 (2001), a weighted-average expected life of the option of five years and no dividend yields.

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

         For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

                                                                                           YEARS ENDED JUNE 30,
                                                                              ------------------------------------------------
                                                                                   2003             2002             2001
                                                                              ---------------    ------------    -------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Reported net loss...............................................     $  (19,597)        $  (17,263)     $  (18,699)
         Pro-forma stock compensation expense............................         (2,707)            (2,690)         (2,816)
                                                                              ---------------    ------------    -------------
         Pro-forma net loss..............................................     $  (22,304)        $  (19,953)     $  (21,515)
                                                                              ===============    ============    =============

         Reported basic and diluted net loss per common share............     $    (1.56)        $    (1.36)     $    (1.55)
                                                                              ===============    ============    =============
         Pro-forma basic and diluted net loss per common share...........     $    (1.78)        $    (1.57)     $    (1.78)
                                                                              ===============    ============    =============

         During the year ended June 30, 2002 compensation expense of $37,000 was included in the reported net loss. There was no compensation expense included in reported net loss during the years ended June 30, 2003 and 2001.

11. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive. There were no incremental stock options and warrants for the year ended June 30 2003, to exclude from diluted net loss per share. Diluted net loss per share for the years ended June 30, 2002 and 2001, excludes the effect of approximately 172,000 and 415,000 incremental stock options and approximately 0 and 10,000 incremental warrants, respectively, as their effect would have been anti-dilutive.

12. PENSION PLAN

         The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 100% of their pre-tax compensation, subject to elective deferral limitations under
Section 403 of the Internal Revenue Code. Participant contributions up to 4% of pre-tax compensation were fully matched by the Company during the years ended June 30, 2003, 2002 and 2001. In addition, the plan also provides for discretionary contributions by the Company. The Company contributed approximately $460,000, $470,000 and $539,000 to the 401(k) plan during the years ended June 30, 2003, 2002 and 2001, respectively. There were no discretionary contributions made by the Company during the years ended June 30, 2003, 2002 and 2001.

13. RELATED PARTY TRANSACTIONS

         During fiscal 2002, the Company advanced $300,000 to an officer of the Company. The Company received a promissory note payable on September 30, 2004, which bears interest at an annual rate of 5.0% payable quarterly, and secured by a stock pledge agreement. On May 7, 2002, the officer sold 200,000 shares of the Company's common stock at a fair market price of $5.82 per share

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


13. RELATED PARTY TRANSACTIONS (CONTINUED)

on such date to the Company in connection with its stock repurchase program. The Company deducted amounts outstanding on the promissory note together with accrued interest thereon from the gross proceeds paid to the officer in connection with this transaction.

         During fiscal 2002, the Company advanced $300,000 to an officer of the Company. The Company received a promissory note payable on September 30, 2004, which bears interest at an annual rate of 5.0% payable quarterly, and secured by a stock pledge agreement. At June 30, 2003 and 2002, principal amounts outstanding under this promissory note are included in other assets and accrued interest receivable thereon is included in other current assets in the accompanying consolidated balance sheets.

         During fiscal 2001, the Company advanced $200,000 to a former executive officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2002, the Company increased the $200,000 loan to $300,000 and amended the promissory note accordingly. During fiscal 2003, this former executive officer resigned from the board of directors and pursuant to a letter agreement (the "agreement") the Company consolidated the then outstanding loan and advances receivable from this former executive officer and current employee of the Company into a $321,000 promissory note. Under the terms of the letter agreement the Company will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee of the Company, subject to the terms of the agreement. At June 30, 2003, the first annual installment to be forgiven in January 2004 with accrued interest outstanding under this promissory note was included in other current assets in the accompanying consolidated balance sheet. The remaining principal amounts to be forgiven subsequent to January 2004 are included in other assets in the accompanying consolidated balance sheet. At June 30, 2002, principal amounts and accrued interest outstanding under this promissory note was included in other current assets in the accompanying consolidated balance sheet.

         During fiscal 2001, the Company advanced $40,000 to an officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2003, the officer repaid the principal and accrued interest outstanding in full and satisfied the promissory note. At June 30, 2002, principal amounts and accrued interest outstanding under this promissory note are included in other current assets in the accompanying consolidated balance sheet.

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

         The income tax provision (benefit) for the years ended June 30, 2003, 2002 and 2001 calculated under the provisions of SFAS No.109, Accounting for Income Taxes, are as follows:

                                                                                           YEARS ENDED JUNE 30,
                                                                              ------------------------------------------------
                                                                                   2003             2002             2001
                                                                              ---------------    ------------    -------------
                                                                                              (IN THOUSANDS)
         Current:
              Federal....................................................        $    --          $    --         $     --
              State and local............................................             --               --             (342)
              Foreign....................................................             --              138               --
                                                                              ---------------    ------------    -------------
                                                                                      --              138             (342)
         Deferred, net of valuation allowance............................             --             (138)           1,942
                                                                              ---------------    ------------    -------------
                                                                                 $    --          $    --         $  1,600
                                                                              ===============    ============    =============

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


14. INCOME TAXES (CONTINUED)

         During fiscal 2003, 2002 and 2001, the Company recorded approximately $1,000, $372,000 and $342,000 of state investment tax credits. During fiscal 2002, approximately $75,000 of the tax benefit was recorded as an offset to state and local capital taxes, approximately $138,000 was recorded as an offset to the foreign income tax provision recorded by Globecomm Systems Europe Limited and the remaining $159,000 was recorded as a reduction in general and administrative expenses in the accompanying consolidated statement of operations.

         In the fourth quarter of fiscal 2001, the Company acquired the remaining minority interests in NetSat from certain minority shareholders. Accordingly, for federal income tax purposes the Company and NetSat files a consolidated income tax return.

         Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                               JUNE 30, 2003          JUNE 30, 2002
                                                                             ------------------      -----------------
                                                                                          (IN THOUSANDS)
         Deferred tax assets:
           Net operating loss carryforwards..............................      $  27,092               $  21,476
           Projects in progress..........................................             --                     135
           Accruals and reserves.........................................          2,827                   1,292
           Write-down of investments.....................................            806                   1,280
           State investment tax credit carryforwards.....................            125                     138
                                                                             ------------------      -----------------
                                                                                  30,850                  24,321
         Valuation allowance for deferred tax assets.....................        (27,574)                (23,157)
                                                                             ------------------      -----------------
                                                                                   3,276                   1,164
         Deferred tax liabilities:
           Depreciation and amortization.................................         (3,096)                 (1,026)
           Projects in progress..........................................            (55)                     --
                                                                             ------------------      -----------------
                                                                                  (3,151)                 (1,026)
                                                                             ------------------      -----------------

         Net deferred tax assets.........................................      $     125               $     138
                                                                             ==================      =================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company has provided a valuation allowance against its operating losses and temporary differences except for approximately $125,000 representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company's combined state tax return.

         For the years ended June 30, 2003, 2002 and 2001, the valuation allowance increased approximately $4,417,000, $5,756,000 and $7,743,000, respectively. Approximately $2,046,000 of the remaining valuation allowance, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises.

         The Company has available net operating loss carryforwards of approximately $67,731,000 ($25,267,000 and $42,464,000 for the Company and
NetSat, respectively), which are due to expire beginning in 2015 through 2023. Utilization of the net operating loss carryforwards may be subject to an annual limitation pursuant to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

14. INCOME TAXES (CONTINUED)

         The reconciliations of tax provision (benefit) computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax losses are as follows:

                                                                                            YEARS ENDED JUNE 30,
                                                                              -------------------------------------------------
                                                                                   2003             2002             2001
                                                                              ---------------    ------------    --------------
         Tax at U.S. Federal statutory rate..............................           (34)%             (34)%            (34)%
         Losses for which no tax benefit was received....................            34                34               45
         State taxes.....................................................            --                --               (1)
                                                                              ---------------    ------------    --------------
                                                                                     --%               --%              10%
                                                                              ===============    ============    ==============

15. SEGMENT INFORMATION

         The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc. and Globecomm Systems Europe Limited, is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions. Its data communications services segment, through NetSat, is engaged in providing high-speed, satellite-delivered data communications. NetSat also provides Internet access to customers who have limited or no access to terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

         The following is the Company's business segment information as of and for the years ended June 30, 2003, 2002 and 2001:

                                                                                               YEARS ENDED JUNE 30,
                                                                                  ------------------------------------------------
                                                                                      2003              2002             2001
                                                                                  --------------    --------------    ------------
                                                                                                  (IN THOUSANDS)
      Revenues:
        Ground segment systems, networks and enterprise solutions.......          $   40,125        $  64,101         $   78,744
        Data communications services....................................              13,903           22,478             24,170
                                                                                  --------------    --------------    ------------

      Total revenues....................................................          $   54,028        $  86,579         $  102,914
                                                                                  ==============    ==============    ============

      Loss from operations:
        Ground segment systems, networks and enterprise solutions.......          $  (12,548)       $  (7,149)        $   (4,865)
        Data communications services....................................              (6,946)         (10,155)            (8,538)
      Interest income...................................................                 422            1,030              3,194
      Interest expense..................................................                (539)            (957)            (6,579)
      Gain on sale of investment........................................                  --               --                304
      Intercompany eliminations.........................................                  14              (32)                35
                                                                                  --------------    --------------    ------------
      Loss before income taxes and minority interest in
        operations of consolidated subsidiary...........................          $  (19,597)       $ (17,263)        $  (16,449)
                                                                                  ==============    ==============    ============

      Depreciation and amortization:
        Ground segment systems, networks and enterprise solutions.......          $    1,595        $   1,598         $    1,695
        Data communications services....................................               1,951            2,075              5,543
        Intercompany eliminations.......................................                 (14)             (12)                (9)
                                                                                  --------------    --------------    ------------

      Total depreciation and amortization...............................          $    3,532        $   3,661         $    7,229
                                                                                  ==============    ==============    ============

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

15.  SEGMENT INFORMATION (CONTINUED)

                                                                                               YEARS ENDED JUNE 30,
                                                                                  ------------------------------------------------
                                                                                      2003              2002             2001
                                                                                  --------------    --------------    ------------
                                                                                                  (IN THOUSANDS)
      Expenditures for long-lived assets:
        Ground segment systems, networks and enterprise solutions.......          $      187        $     935         $    2,054
        Data communications services....................................               1,585              752              3,428
        Intercompany eliminations.......................................                 (40)              --               (132)
                                                                                  --------------    --------------    ------------

      Total expenditures for long-lived assets..........................          $    1,732        $   1,687         $    5,350
                                                                                  ==============    ==============    ============

                                                                                    JUNE 30,          JUNE 30,         JUNE 30,
                                                                                      2003              2002             2001
                                                                                  --------------    --------------    ------------
                                                                                                  (IN THOUSANDS)
      Assets:
        Ground segment systems, networks and enterprise solutions.......          $  118,180         $123,484         $  136,103
        Data communications services....................................              10,405           20,106             21,985
        Intercompany eliminations.......................................             (58,241)         (43,293)           (33,089)
                                                                                  --------------    --------------    ------------

      Total assets......................................................          $   70,344         $100,297         $  124,999
                                                                                  ==============    ==============    ============

         At June 30, 2003, 2002 and 2001, the Company had total assets of $3,177,000, $2,012,000 and $4,773,000, and long-lived assets of $56,000, $32,000 and $40,000, respectively, located in the United Kingdom, associated with its wholly-owned subsidiary, Globecomm Systems Europe Limited.

16. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         The Company designs, assembles and installs satellite ground segment systems, networks and enterprise solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. Allowances related to accounts receivable at June 30, 2003, 2002 and 2001, are approximately $4,805,000, $4,683,000 and
$1,065,000, respectively.

         No major customer accounted for more than 10% of the Company's consolidated revenues for the year ended June 30, 2003. One major customer accounted for approximately 11% of the Company's consolidated revenues for the years ended June 30, 2002 and 2001.

         Revenues earned from ground segment systems, networks and enterprise solutions are attributed to the geographic location in which the equipment is shipped. Revenues earned from data communications services are attributed to the geographic location in which the services are being provided. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

                                                                                  YEARS ENDED JUNE 30,
                                                                    -------------------------------------------------
                                                                         2003              2002             2001
                                                                    ---------------    --------------    ------------
      Africa............................................                     7%             3%                 2%
      South America.....................................                    13%             9%                 8%
      Asia..............................................                    16%            16%                10%
      Europe (15% in the UK in 2002)....................                    14%            31%                21%
      Middle East.......................................                    12%            14%                13%
      Australia.........................................                     1%             2%                 2%
                                                                    ---------------    --------------    ------------
                                                                            63%            75%                56%
                                                                    ===============    ==============    ============

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

16. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK  (CONTINUED)

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in three financial institutions at June 30, 2003 and 2002, respectively. Cash equivalents are comprised of short-term debt instruments and certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate fair market value. At times, cash may be in excess of Federal Deposit Insurance Company insurance limits.

17. COMMITMENTS AND CONTINGENCIES

   Line of Credit

         At June 30, 2003, the Company maintained a $5,000,000 working capital line of credit with a bank, which bore interest at the prime rate (4.0% at June 30, 2003) and was collateralized by a first security interest on most of its assets. In May and July 2003, the credit facility was renewed for additional time while the Company worked to establish a new bank agreement. The credit facility, which was extended to September 10, 2003, contained certain financial covenants, with which the Company was in compliance with at June 30, 2003. As of June 30, 2003, no amounts were outstanding under this credit facility, however, there were outstanding standby letters of credit, bid proposals and performance guarantees of approximately $4,069,000, which were applied against and reduced the amounts available under the working capital line of credit.

         In September 2003, the Company entered into a new one year credit agreement with the existing bank, which provides for a working capital credit facility of up to $7,500,000 consisting of a $3,750,000 secured domestic line of credit and a $3,750,000 Export-Import Bank secured guaranteed line of credit. The Company will be advanced up to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable under each respective line of credit, as defined in the agreement. Each line of credit bears interest at the greater of 6.0% or the prime rate plus 2.0% per annum, and is collateralized by a first security interest on all personal property of the Company. The credit agreement allows the Company to borrow and apply letters of credit against the availability under each line of credit. In addition, the new credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined.

         The Company utilizes standby letters of credit to secure certain bid proposals, performance guarantees, and service agreements with third party vendors in the normal course of business. As of June 30, 2003 and 2002, the Company had standby letters of credit, bid proposals and performance guarantees outstanding of approximately $4,069,000 and $3,638,000, respectively, which were secured by the Company's working capital line of credit. The Company provides cash collateral for certain letters of credit. As of June 30, 2003 and 2002, the Company had cash collateral related to bid proposals of approximately $20,000 and $0, respectively, and had approximately $588,000 of cash collateral related to performance guarantees. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

   Lease Transactions

         In connection with management's plan to reduce costs, the Company entered into a series of agreements that resulted in a continuous reduction of its satellite bandwidth obligations, as follows:

         In April 2001, the Company renegotiated a 15-year satellite space segment transponder lease entered into by NetSat during fiscal 2000, which changed the terms and economics of the agreement and resulted in a change in accounting for such lease from capital to operating. Accordingly, the change in accounting reduced the Company's capital lease obligations by approximately $84,261,000 with a corresponding reduction in net fixed assets of approximately $80,620,000, resulting in a deferred liability of approximately $3,641,000, which was being amortized into income over the remaining term of the lease. During the year ended June 30, 2002, NetSat amortized $300,000 of the deferred liability into income which is included as a credit to costs from data communications services, resulting in a balance of approximately $3,341,000 in deferred liabilities in the accompanying consolidated balance sheet at June 30, 2002.

         In June 2002, NetSat amended the renegotiated satellite space segment transponder lease to reduce the short-term cash commitment under such agreement in exchange for a twelve-month extension of the lease term. As a result of this modification, the Company will record the remaining lease commitment on a straight-line basis over the remaining term of the transponder lease. Accordingly, during 2002, the Company recorded a deferred liability of $319,000, to reflect the straight-lining of such lease payments. Such amount is included in deferred liabilities in the accompanying consolidated balance sheet at June 30, 2002.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In October 2002, the Company reached an agreement with one of its satellite transponder vendors, which further modified and reduced the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company paid $7,574,000, which included a one-time termination fee of $3,586,000, and $3,988,000, which primarily related to outstanding invoices and an additional security deposit, assigned $31,573,000 of future contract revenues to the vendor and reduced the Company's future space segment obligations by $52,209,000. Accordingly, the Company recorded a charge to costs from data communications services of $782,000 in the second quarter of fiscal 2003, representing the difference between the $3,586,000 termination fee and the corresponding reduction in the deferred liability of $2,804,920, which was to be amortized into income over the remaining term of the lease. At June 30, 2003, the remaining balance in deferred liabilities relating to this lease was $1,620,000, which will be amortized into income over the remaining term of the lease.

         In February 2003, the Company reached an agreement with another of its satellite transponder vendors, which terminated its capital lease and continued the reduction of the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company paid a one-time termination fee of $556,000, assigned $4,557,000 of future contract revenues to the vendor and reduced the Company's future space segment obligations by $16,563,000. The difference between the reduction of capital lease obligation of $9,835,000 and the reduction of the related net fixed assets of $8,876,000 or $959,000, less the one-time termination fee of $556,000 was recorded as a deferred gain of $403,000. The gain is being deferred as the Company has guaranteed six months of revenues assigned to the vendor. If the assigned revenues are not paid to the vendor, the Company will be responsible to satisfy the obligation. The deferred liability will be amortized into income monthly when the guaranteed payments are satisfied. During the fourth quarter of fiscal 2003, based on confirmation of payments received by the vendor, the Company amortized $196,000 of the deferred liability into income which is included as a credit to costs from data communications services, resulting in a balance of approximately $207,000 in deferred liabilities in the accompanying consolidated balance sheet at June 30, 2003.

         At June 30, 2002, the satellite space segment transponder under capital lease was included in fixed assets with a capitalized cost of approximately $11,256,000 and accumulated amortization of approximately $1,930,000.

   Lease Commitments

         The Company currently leases satellite space segment services, office space, teleport services and other equipment under various operating leases, which expire in various years through 2008. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options.

         Future minimum lease payments under non-cancelable operating leases for satellite space segment services, Internet access services, teleport services, office space and other equipment with terms of one year or more consist of the following at June 30, 2003 (in thousands):

         2004........................................................            $   6,115
         2005........................................................                6,336
         2006........................................................                5,821
         2007........................................................                5,058
         2008........................................................                2,299
         Thereafter..................................................                  646
                                                                               -----------------
                                                                                 $  26,275
                                                                               =================

         Rent expense for satellite space segment services, Internet access services, teleport services, office space and other equipment was approximately $8,256,000, $17,082,000 and $11,051,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

         In fiscal 2002, the Company entered into a forty-eight month lease agreement as the lessor of satellite earth station equipment, which is being classified as an operating lease and expires in May 2006. At June 30, 2003 and 2002, equipment under this operating lease had a net book value of approximately $416,000 and $562,000, respectively and is included in fixed assets in the accompanying consolidated balance sheets. At June 30, 2003, future minimum lease payments to be received from equipment under this operating lease are as follows: $186,000 in 2004, $186,000 in 2005 and $155,000 in 2006.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         During fiscal 2001, the Company entered into two thirty-six month operating lease agreements for satellite space segment transponders on two satellites that were expected to be launched in late 2002 and operational by March 2003. Future payments due on such agreements through fiscal 2007 are approximately $6,000,000. Such satellite space segment services are scheduled to begin when the satellite transponders are commercially operational, as defined in the agreements. During fiscal 2003, the Company learned that the vendor has experienced significant delays in the planned launch and operational dates for the satellites. As of result of these delays, the Company maintains that it has a right to terminate the contracts without cost and has provided notification of such termination. The vendor has denied the Company's assertion that it has a right to terminate the contracts without cost. If the Company's position were sustained, total operating lease commitments would be reduced by approximately $6,000,000.

   Employment Agreements

         During October 2001, the Company entered into three-year employment agreements with six officers and one former officer for an aggregate amount of approximately $1,214,000 per year. The Company will have certain obligations to these individuals if they are terminated for disability or following a change in control. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement. During fiscal 2003, the Board of Directors approved increases bringing the aggregate amount to approximately $1,343,000 per year.

         During January 2002, the Company entered into a three-year employment agreement with an officer for an amount of $275,000 per year. The Company will have certain obligations to this officer if terminated for disability or following a change in control. The employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement. In January 2003, the Company entered into a separation agreement and general release whereby the employment relationship with this officer was terminated. In accordance with the terms of this agreement, the Company agreed to pay the officer severance of $450,000, consisting of a lump sum payment of $250,000 and an additional $200,000 to be paid monthly for thirty-six months beginning in July 2003, based on certain conditions defined in the agreement.

                             GLOBECOMM SYSTEMS INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                        ADDITIONS
                                                             ---------------------------------
                                           BALANCE AT         CHARGED TO        CHARGED TO                            BALANCE AT
                                          BEGINNING OF        COSTS AND       OTHER ACCOUNTS-      DEDUCTIONS-          END OF
      DESCRIPTION                            PERIOD            EXPENSES          DESCRIBE           DESCRIBE            PERIOD
      -----------                         --------------     -------------    ----------------    --------------     --------------
      Year ended June 30, 2003:
        Reserves and allowances deducted
          from asset accounts:
          Reserve for estimated doubtful
            accounts receivable......      $ 4,683,000        $  683,000       $      --          $  (561,000) (b)      $ 4,805,000
          Valuation allowance on deferred
            tax assets...............       23,157,000                --        4,417,000 (a)              --            27,574,000
                                          --------------     -------------    ----------------    --------------     --------------
                                           $27,840,000        $  683,000       $4,417,000         $  (561,000)          $32,379,000
                                          ==============     =============    ================    ==============     ==============

      Year ended June 30, 2002:
        Reserves and allowances deducted
          from asset accounts:
          Reserve for estimated doubtful
             accounts receivable.....      $ 1,065,000        $3,951,000       $      --          $  (333,000) (b)      $ 4,683,000
          Valuation allowance on deferred
             tax assets..............       17,401,000                --        5,756,000 (a)              --            23,157,000
                                          --------------     -------------    ----------------    --------------     --------------
                                           $18,466,000        $3,951,000       $5,756,000         $  (333,000)          $27,840,000
                                          ==============     =============    ================    ==============     ==============

      Year ended June 30, 2001:
        Reserves and allowance deducted
          from asset accounts:
          Reserve for estimated doubtful
             accounts receivable.....      $   467,000        $  680,000       $      --          $   (82,000) (b)      $ 1,065,000
          Valuation allowance on deferred
             tax assets..............        9,658,000                --        7,743,000 (a)              --            17,401,000
          Valuation allowance on leased
             receivables.............               --         1,073,000              --           (1,073,000) (c)              --
                                          --------------     -------------    ----------------    --------------     --------------
                                           $10,125,000        $1,753,000       $7,743,000         $(1,155,000)         $18,466,000
                                          ==============     =============    ================    ==============     ==============


      (a)        Increase in valuation allowance for net deferred tax assets.

      (b) Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

      (c)        Reduction in reserve due to write-off of leased receivables.

INDEX OF EXHIBITS:

EXHIBIT NO.

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

3.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

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

10.12       1997 Stock Incentive Plan (incorporated by reference to Exhibit
            10.14 of the Registration Statement).

10.13 Investment Agreement dated August 21, 1998 by and between McKibben Communications LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998).

10.14       1999 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 99.8 of the S-8 of the S-8 Registration Statement).

10.15 Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K dated December 3, 1998).

10.16 Common Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and Globix Corporation (incorporated by reference to
            Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999).

10.17 Series A Preferred Stock Purchase Agreement dated August 11, 1999 between NetSat Express, Inc. and George Soros (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999).

10.18 Common Stock Purchase Agreement dated October 28, 1999 between NetSat Express, Inc., Globecomm Systems Inc. and Reuters Holdings Switzerland SA (incorporated by reference to Exhibit 10.18 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1999).

10.19 Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit
            10.19 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001).

10.20 Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.21 Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.22 Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.23 Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.24 Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit
            10.24 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.25 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30,
            2001).

10.26 Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30,
            2001).

10.27       Employment Agreement, dated as of January 25, 2002, by and between
            G. Patrick Flemming and the Registrant (incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2001).

10.28* Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet(R), a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.29 Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Registrant (incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31,
            2002).

10.30       Letter Agreement, dated as a January 31, 2003, by and between Donald
            G. Woodring and the Registrant (incorporated by reference to Exhibit
            10.30 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).

10.31 Loan and Security Agreement, dated as of September 25, 2003, by and between Silicon Valley Bank and the Registrant (filed herewith).

21          Subsidiaries of the Registrant (filed herewith).

23          Consent of Independent Auditors (filed herewith).

31.1 Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2 Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).