Form 10-Q
period 2003-09-30
GLOBECOMM SYSTEMS INC
filed 2003-11-14
CIK 1031028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

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


         As of November 12, 2003, there were 12,518,882 shares of the Registrant's common stock, $0.001 par value, outstanding.

                             GLOBECOMM SYSTEMS INC.

                    Index to the September 30, 2003 Form 10-Q


                                                                                              Page
                                                                                              ----
                                 Part I -- Financial Information

Item 1.     Consolidated Financial Statements ...................................................3

            Consolidated Balance  Sheets -- As of September 30,
            2003 (unaudited) and June 30, 2003...................................................3

            Consolidated Statements of Operations (unaudited) -- For the three months ended September 30, 2003 and 2002...........................................4

            Consolidated  Statement of Changes in Stockholders' Equity (unaudited)
              -- For the three months ended September 30, 2003...................................5

            Consolidated  Statements of Cash Flows  (unaudited) -- For the three months ended September 30, 2003 and 2002...........................................6

            Notes to Consolidated Financial Statements (unaudited) ..............................7

Item 2.     Management's  Discussion  and Analysis of Financial Condition and Results
              of Operations.....................................................................12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk .........................25

Item 4.     Controls and Procedures.............................................................26


                                 Part II -- Other Information

Item 1.     Legal Proceedings...................................................................26

Item 2.     Changes in Securities and Use of Proceeds...........................................26

Item 3.     Defaults Upon Senior Securities.....................................................26

Item 4.     Submission of Matters to a Vote of Security Holders.................................26

Item 5.     Other Information...................................................................26

Item 6.     Exhibits and Reports on Form 8-K....................................................26

            Signatures..........................................................................28

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             GLOBECOMM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 30,                JUNE 30,
                                                                                           2003                      2003
                                                                                --------------------------------------------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $           20,240        $           22,016
  Restricted cash                                                                              633                       608
  Accounts receivable, net                                                                  12,746                     7,865
  Inventories                                                                                6,645                    10,990
  Prepaid expenses and other current assets                                                  2,437                     2,040
  Deferred income taxes                                                                        125                       125
                                                                                --------------------------------------------------
Total current assets                                                                        42,826                    43,644

Fixed assets, net                                                                           16,809                    17,536
Goodwill                                                                                     7,204                     7,204
Other assets                                                                                 1,566                     1,960
                                                                                --------------------------------------------------
Total assets                                                                    $           68,405        $           70,344
                                                                                ==================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $           10,687        $           10,615
  Deferred revenues                                                                          5,746                     7,666
  Accrued payroll and related fringe benefits                                                1,361                     1,114
  Other accrued expenses                                                                     1,874                     1,686
  Deferred liabilities                                                                         426                       523
                                                                                --------------------------------------------------
Total current liabilities                                                                   20,094                    21,604

Deferred liabilities, less current portion                                                   1,224                     1,303

Commitments and contingencies

Stockholders' equity:
  Series A Junior Participating, shares authorized, issued and outstanding:
   none at September 30, 2003 and June 30, 2003                                                  -                         -
  Common stock, $.001 par value, 22,000,000 shares authorized, shares issued:
   12,980,108 at September 30, 2003 and June 30, 2003                                           13                        13
  Additional paid-in capital                                                               123,739                   123,739
  Accumulated deficit                                                                      (74,341)                  (73,857)
  Accumulated other comprehensive income (loss)                                                124                       (10)
  Treasury stock, at cost, 403,845 shares at September 30, 2003 and June 30,
   2003                                                                                     (2,448)                   (2,448)
                                                                                --------------------------------------------------
Total stockholders' equity                                                                  47,087                    47,437
                                                                                --------------------------------------------------
Total liabilities and stockholders' equity                                      $           68,405        $           70,344
                                                                                ==================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                      ---------------------------------------
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                              2003                2002
                                                                      ---------------------------------------

Revenues from ground segment systems, networks and
     enterprise solutions                                             $        17,031      $       8,164
Revenues from data communications services                                      3,430              4,270
                                                                      ---------------------------------------
Total revenues                                                                 20,461             12,434
                                                                      ---------------------------------------

Costs and operating expenses:
      Costs from ground segment systems, networks and
           enterprise solutions                                                15,304              7,692
      Costs from data communications services                                   3,218              6,289
      Selling and marketing                                                     1,116              1,632
      Research and development                                                    475                265
      General and administrative                                                  893              1,956
                                                                       --------------------------------------
Total costs and operating expenses                                             21,006             17,834
                                                                       --------------------------------------
Loss from operations                                                             (545)            (5,400)

Other income (expense):
      Interest income                                                              62                170
      Interest expense                                                             (1)              (233)
                                                                       --------------------------------------
Net loss                                                               $         (484)      $     (5,463)
                                                                       ======================================

Basic and diluted net loss per common share                            $        (0.04)      $      (0.43)
                                                                       ======================================

Weighted-average shares used in the calculation of basic
     and diluted net loss per common share                                     12,576             12,583
                                                                       ======================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                    COMMON STOCK    ADDITIONAL                  OTHER          TREASURY STOCK        TOTAL
                                   ---------------   PAID-IN    ACCUMULATED  COMPREHENSIVE  --------------------  STOCKHOLDERS'
                                   SHARES   AMOUNT   CAPITAL     DEFICIT     INCOME (LOSS)   SHARES     AMOUNT       EQUITY
                                   ---------------------------------------------------------------------------------------------
Balance at June 30, 2003            12,980  $   13   $123,739   $ (73,857)     $   (10)       404      $ (2,448)   $  47,437
Comprehensive loss:
  Net loss                                                           (484)                                              (484)
  Gain from foreign currency
   translation                                                                      34                                    34
  Unrealized gain on
   available-for-sale equity
   securities                                                                      100                                   100
                                                                                                                    ----------

 Total comprehensive loss                                                                                               (350)
                                    -------------------------------------------------------------------------------------------

Balance at September 30, 2003       12,980  $    13  $123,739   $ (74,341)     $   124        404      $ (2,448)    $ 47,087
                                    ===========================================================================================

                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                               -----------------------------------------
                                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                                      2003                 2002
                                                                               -----------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                          $     (484)          $  (5,463)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        799               1,092
    Changes in bad debt expense                                                         (975)                 42
    Changes in deferred liabilities                                                     (176)                622
    Changes in operating assets and liabilities:
       Accounts receivable                                                            (3,880)              5,659
       Inventories                                                                     4,326                (648)
       Prepaid expenses and other current assets                                        (297)                 78
       Other assets                                                                      394                   3
       Accounts payable                                                                   90              (2,873)
       Deferred revenue                                                               (1,920)               (770)
       Accrued payroll and related fringe benefits                                       247                 310
       Other accrued expenses                                                            189                 268
                                                                               -----------------------------------------

Net cash used in operating activities                                                 (1,687)             (1,680)
                                                                               -----------------------------------------

INVESTING ACTIVITIES:
Purchases of fixed assets                                                                (72)                (96)
Restricted cash                                                                          (25)                  -
                                                                               -----------------------------------------

Net cash used in investing activities                                                    (97)                (96)
                                                                               -----------------------------------------

FINANCING ACTIVITIES:
Payments under capital lease                                                               -                (114)
                                                                               -----------------------------------------

Net cash used in financing activities                                                      -                (114)
                                                                               -----------------------------------------

Effect of foreign currency translation on cash                                             8                   9
                                                                               -----------------------------------------
Net decrease in cash and cash equivalents                                             (1,776)             (1,881)
Cash and cash equivalents at beginning of period                                      22,016              38,708
                                                                               -----------------------------------------

Cash and cash equivalents at end of period                                        $   20,240           $  36,827
                                                                               =========================================


                             See accompanying notes.

                             GLOBECOMM SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2004, or for any future period.

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2003 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 29, 2003.

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

         The Company recognizes revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for its non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customers' satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customers' ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventory balances in the accompanying consolidated balance sheets.

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

Costs from Data Communications Services

         Costs from data communications services relating to Internet access service fees consist primarily of satellite space segment charges, Internet connectivity fees and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators and network operations expenses. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Center, on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation.

Research and Development

         Research and development expenditures are expensed as incurred.

Stock-Based Compensation

         The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APBO No. 25"), Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148").

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually.

         The net carrying value of goodwill is approximately $7,204,000, at September 30, 2003 and June 30, 2003, which relates to the buyback of the minority interests of NetSat.

Comprehensive Loss

         Comprehensive loss for the three months ended September 30, 2003 of approximately $350,000 includes a foreign currency translation gain of approximately $34,000 and an unrealized gain on available-for-sale equity securities of approximately $100,000. Comprehensive loss for the three months ended September 30, 2002 of approximately $5,547,000 includes a foreign currency translation gain of approximately $8,000 and an unrealized loss on available-for-sale equity securities of approximately $92,000.

Income Taxes

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the three months ended September 30, 2003 and the year ended June 30, 2003, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its operating losses and temporary differences except for approximately $125,000, representing state investment tax credit carryforwards that will be utilized during fiscal 2004 to offset state capital taxes on the Company's combined state tax return.

2. BASIC AND DILUTED NET LOSS PER COMMON SHARE

         The Company computes net loss per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per common share if their effect is anti-dilutive. Diluted net loss per common share for the three months ended September 30, 2003 and 2002 excludes the effect of approximately 40,000 and 5,000 stock options, respectively, as their effect would have been anti-dilutive.

3. INVENTORIES

         Inventories consist of the following:

                                                         SEPTEMBER 30,       JUNE 30,
                                                             2003              2003
                                                       -----------------------------------
                                                         (UNAUDITED)
                                                                 (IN THOUSANDS)
   Raw materials and component parts                       $     406        $     495
   Work-in-progress                                            8,239           10,495
                                                       -----------------------------------
                                                               8,645           10,990
   Less progress payments under long-term contracts            2,000                -
                                                       -----------------------------------
                                                           $   6,645        $  10,990
                                                       ===================================

 4.  FAIR VALUE DISCLOSURE OF STOCK OPTIONS

         Interim pro-forma information regarding net loss and net loss per common share is required by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, if the Company accounts for its stock options granted under the intrinsic value method. The fair value of options granted under the Company's 1997 Stock Incentive Plan was estimated at the date of grant using a Black-Scholes option pricing model.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options under the Black-Scholes option valuation model.

         For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:


                                                            THREE MONTHS ENDED
                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                          2003             2002
                                                   -------------------------------------
                                                                (UNAUDITED)
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Reported net loss                              $         (484)    $      (5,463)
     Pro-forma stock compensation expense                     (660)             (736)
                                                    ------------------------------------
     Pro-forma net loss                             $       (1,144)    $      (6,199)
                                                    ====================================
     Reported basic and diluted net
        loss per common share                       $        (0.04)    $       (0.43)
                                                    ====================================
      Pro-forma basic and diluted net
         loss per common share                      $        (0.09)    $       (0.49)
                                                    ====================================


 5. COMMITMENTS AND CONTINGENCIES

 Line of Credit

         In September 2003, the Company entered into a new one year credit agreement with its existing bank, which provides for a working capital credit facility of up to $7.5 million consisting of a $3.75 million secured domestic line of credit and a $3.75 million Export-Import Bank secured guaranteed line of credit. The Company will be advanced up to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable under each respective line of credit, as defined in the agreement. Each line of credit bears interest at the greater of 6.0% or the prime rate plus 2.0% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows the Company to borrow and apply letters of credit against the availability under each line of credit. In addition, the new credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which the Company was in compliance with at September 30, 2003. As of September 30, 2003, no amounts were outstanding under this credit facility, however, there were standby letters of credit of approximately $6.1 million, which were applied against and reduced the amounts available under this credit facility.

 Product Warranties

         The Company offers a one-year warranty on its contracts; the specific terms and conditions of those warranties vary depending upon the contract and work performed. Generally, a basic limited warranty, including parts and labor, is provided to customers for one-year. The Company should be able to recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically are one-year in term. Historically, warranty expense has been minimal, however, management periodically assesses the need for any additional warranty reserve.

 6. SEGMENT INFORMATION

         The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc. and Globecomm Systems Europe Limited, is engaged in the design, assembly and installation of ground segment systems, networks and enterprise solutions. Its data communications services segment, through NetSat, is engaged in providing high-speed, satellite-delivered data communications services. NetSat also provides Internet access to customers who have limited or no access to a terrestrial network infrastructure capable of supporting the economical delivery of such services.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

         The following is the Company's business segment information for the three months ended September 30, 2003 and 2002 and as of September 30, 2003 and June 30, 2003:

                                                                                       THREE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                                2003                       2002
                                                                          ---------------------------------------------
                                                                                         (UNAUDITED)
                                                                                        (IN THOUSANDS)
Revenues:
  Ground segment systems, networks and enterprise solutions               $        17,031            $           8,164
  Data communications services                                                      3,430                        4,270
                                                                          ---------------------------------------------
Total revenues                                                            $        20,461            $          12,434
                                                                          =============================================

Loss from operations:
  Ground segment systems, networks and enterprise solutions               $        (1,060)           $          (2,643)
  Data communications services                                                        511                       (2,760)
Interest income                                                                        62                          170
Interest expense                                                                       (1)                        (233)
Intercompany eliminations                                                               4                            3
                                                                          ---------------------------------------------
Net loss                                                                  $          (484)           $          (5,463)
                                                                          =============================================

Depreciation and amortization:
  Ground segment systems, networks and enterprise solutions               $           377            $             511
  Data communications services                                                        426                          584
  Intercompany eliminations                                                            (4)                          (3)
                                                                          ---------------------------------------------
Total depreciation and amortization                                       $           799            $           1,092
                                                                          =============================================

Expenditures for long-lived assets:
  Ground segment systems, networks and enterprise solutions               $            41            $              46
  Data communications services                                                         31                           50
                                                                          ---------------------------------------------
Total expenditures for long-lived assets                                  $            72            $              96
                                                                          =============================================


                                                                                SEPTEMBER 30,                JUNE 30,
                                                                                     2003                      2003
                                                                                 (UNAUDITED)
                                                                          ------------------------------------------------
                                                                                            (IN THOUSANDS)
Assets:
   Ground segment systems, networks and
     enterprise solutions                                                 $        118,649           $        118,180
   Data communications services                                                     11,072                     10,405
   Intercompany eliminations                                                       (61,316)                   (58,241)
                                                                          ------------------------------------------------
Total assets                                                              $         68,405           $         70,344
                                                                          ================================================


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

         Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized in the period identified. Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from data communications services consist primarily of satellite space segment charges, Internet connectivity fees and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

         Our business has been adversely affected by the current global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. These challenges include excess bandwidth resulting from weak consumer and business demand, which has fallen far short of expectations, and the attendant financial distress facing both traditional telecommunication carriers and the new generation of competitive local exchange carriers. Moreover, as a result of the uncertainties facing the economy, corporations have restricted their capital expenditures. The reduction in demand has been accompanied by pricing pressures and intensifying competition, while the financial difficulties of industry participants and customers have created risks associated with collectibility of accounts receivable. Recently we have seen improvement in the segments we serve, however, we may experience a decline in bookings of contract orders if customers and prospects delay projects, which will negatively impact our business and prospects in the future.


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

         REVENUE RECOGNITION

         We recognize revenue in accordance with SAB 101, Revenue Recognition in Financial Statements, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer's contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.

         We recognize revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customers' satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customers' ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventories balance.

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

         STOCK-BASED COMPENSATION

         We currently measure compensation expense for stock option grants using the intrinsic value method prescribed in APBO No. 25, Accounting for Stock Issued to Employees. Under this method, we do not record compensation expense when stock options are granted as long as the exercise price is not less than the fair market value of the stock when the option is granted. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, we disclose our pro-forma net loss and pro-forma net loss per common share as if the fair value-based method had been applied in measuring compensation expense for our stock option grants.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

         Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues increased by $8.9 million, or 108.6%, to $17.0 million for the three months ended September 30, 2003 compared to $8.2 million for the three months ended September 30, 2002. The increase in revenues was primarily the result of increased sales activity due to an improving operating environment in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress.

         Revenues from Data Communication Services. Revenues decreased by $0.8 million, or 19.7%, to $3.4 million for the three months ended September 30, 2003 compared to $4.3 million for the three months ended September 30, 2002. The decrease was due to agreements made with two of our vendors in February 2003 and October 2002 in which we assigned contracts with future revenues of $35.8 million, which reduced our quarterly recurring revenues by approximately $1.2 million, offset by new contracts and upgrades in service for certain existing customers.

         Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions increased by $7.6 million, or 99.0%, to $15.3 million for the three months ended September 30, 2003 from $7.7 million for the three months ended September 30, 2002. The increase was attributable to a higher revenue base. Costs as a percentage of related revenues decreased to 89.9% for the three months ended September 30, 2003 from 94.2% for the three months ended September 30, 2002. The decrease was mainly attributable to the non-recurrence of a cost overrun incurred on a major project during the three months ended September 30, 2002.

         Costs from Data Communications Services. Costs from data communications services decreased by $3.1 million, or 48.8%, to $3.2 million for the three months ended September 30, 2003 from $6.3 million for the three months ended September 30, 2002. Costs as a percentage of related revenues decreased to 93.8% for the three months ended September 30, 2003 from 147.3% for the three months ended September 30, 2002. These decreases were due to agreements reached with two of our vendors during February 2003 and October 2002, in which we significantly reduced our space segment transponder costs and obligations.

         Selling and Marketing. Selling and marketing expenses decreased by $0.5 million, or 31.6%, to $1.1 million for the three months ended September 30, 2003 compared to $1.6 million for the three months ended September 30, 2002. The decrease was principally due to a reduction in salary and salary related expenses associated with reductions in sales and marketing personnel as part of our cost cutting initiatives.

         Research and Development. Research and development expenses increased by $0.2 million, or 79.2%, to $0.5 million for the three months ended September 30, 2003 compared to $0.3 million for the three months ended September 30, 2002. The increase was principally due to internal development of new monitoring and control technologies, product research and development initiatives associated with projects currently in progress and research efforts in remote video monitoring systems.

         General and Administrative. General and administrative expenses decreased by $1.1 million, or 54.3%, to $0.9 million for the three months ended September 30, 2003, compared to $2.0 million for the three months ended September 30, 2002. The decrease in general and administrative expenses was primarily due to the recovery of $1.0 million in August 2003, from a former customer in the Middle East, against which we previously established an allowance for uncollectible accounts receivable during the fourth quarter of fiscal year ended June 30, 2002.

         Interest Income. Interest income decreased by $0.1 million, or 63.5%, to $0.1 million for the three months ended September 30, 2003 compared to $0.2 million for the three months ended September 30, 2002. The decrease was primarily the result of a decrease in cash and cash equivalents due to cash used in our operations during the twelve months ended September 30, 2003.

         Interest Expense. Interest expense decreased by $0.2 million, or 99.6%, to less than $0.1 million for the three months ended September 30, 2003 compared to $0.2 million for the three months ended September 30, 2002. The decrease was due to the termination of our capital lease obligation in February 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had working capital of $22.7 million, including cash and cash equivalents of $20.2 million, restricted cash of $0.6 million, net accounts receivable of $12.8 million, inventories of $6.6 million, prepaid expenses and other current assets of $2.4 million and deferred income taxes of $0.1 million, offset by $10.7 million in accounts payable, $5.7 million in deferred revenues and $3.7 million in accrued expenses and other current liabilities.

         Net cash used in operating activities during the three months ended September 30, 2003 was $1.7 million, which primarily related to an increase in accounts receivable of $3.9 million relating to the increase in business levels, a decrease in deferred revenue of $1.9 million associated with the achievement of milestone revenues relating to the increase in business levels and a decrease in the provision for doubtful accounts due to the recovery of $1.0 million from a former Middle East customer, offset by a decrease in inventory of $4.3 million from shipments made during the first quarter associated with an increase in business levels, as well as a $2.0 million progress payment received under a long-term contract and depreciation and amortization expense of $0.8 million primarily related to the network operations center and satellite earth station equipment.

         Net cash used in investing activities during the three months ended September 30, 2003 was $0.1 million, which primarily related to the purchase of fixed assets for our network operations center as well as test equipment.

         In September 2003, we entered into a new one year credit agreement with our existing bank, which provides for a working capital credit facility of up to $7.5 million consisting of a $3.75 million secured domestic line of credit and a $3.75 million Export-Import Bank secured guaranteed line of credit. We will be advanced up to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable under each respective line of credit, as defined in the agreement. Each line of credit bears interest at the greater of 6.0% or the prime rate plus 2.0% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under each line of credit. In addition, the new credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance with at September 30, 2003. As of September 30, 2003, no amounts were outstanding under this credit facility, however, there were standby letters of credit of approximately $6.1 million, which were applied against and reduced the amounts available under this credit facility.

     We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2008. Future minimum lease payments due on these leases through September 30, 2004 are approximately $5.8 million.

         At September 30, 2003 we had contractual obligations and commercial commitments as follows (in thousands):


                                                                   PAYMENTS DUE BY PERIOD

                                                           LESS THAN 1                                  AFTER 5
                                               TOTAL          YEAR        1-3 YEARS      4-5 YEARS       YEARS
                                             --------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
-----------------------
Operating leases                             $ 24,871       $  5,813       $ 11,883        $6,852        $ 323
                                             --------------------------------------------------------------------
Total contractual obligations                $ 24,871       $  5,813       $ 11,883        $6,852        $ 323

OTHER COMMERCIAL COMMITMENTS
----------------------------
Standby letters of credit                    $  6,092       $  1,990       $  4,102        $    -        $   -
                                             --------------------------------------------------------------------
Total commercial commitments                 $  6,092       $  1,990       $  4,102        $    -        $   -


         The above operating lease obligations include two contracts we entered into with a vendor in fiscal 2001 for satellite space segment services on satellites which were scheduled to be launched in late 2002 and operational by March 2003, for a total value of approximately $6.0 million. Such satellite space segment services are scheduled to begin when the satellite transponders are commercially operational, as defined in the agreements. During fiscal 2003, we learned that the vendor has experienced significant delays in the planned launch and operational dates for the satellites. As a result of these delays, we maintain that we have a right to terminate the contracts without cost and have provided notification of such termination. The vendor has denied our assertion that we have a right to terminate the contracts without cost. If our position were sustained, total operating lease commitments would be reduced by approximately $6.0 million.

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

         We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we will experience negative cash flows due to continued operating losses. Our expectation is that the working capital requirements will ease as shipments are made on new orders, although we cannot assure you as the timing and amount of new orders.

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

         Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and data communications services business, the nature and timing of customer orders and the extent to which we must conduct research and development efforts internally. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through September 30, 2004. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the war with Iraq, or in connection with a war, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and research and development activities and further reductions in headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $0.5 million during the three months ended September 30, 2003, $19.6 million during the fiscal year ended June 30, 2003 and $17.3 million during the fiscal year ended June 30, 2002. As of September 30, 2003, our accumulated deficit was $74.3 million. We anticipate that we will continue to incur net losses, although we expect them to be less than those we incurred in the fiscal year ended June 30, 2003. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SINCE SALES OF SATELLITE COMMUNICATIONS EQUIPMENT ARE DEPENDENT ON THE GROWTH OF COMMUNICATIONS NETWORKS, AS MARKET DEMAND FOR THESE NETWORKS DECLINES, OUR REVENUES AND PROFITABILITY ARE LIKELY TO DECLINE.

         We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not return from its depressed level, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by our customers. Also, many companies have found it increasingly difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders with our customers. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures.

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

         NetSat's revenues from data communications services have decreased during the three months ended September 30, 2003. Revenues will be reduced as a result of customer contracts assigned to vendors pursuant to settlement agreements reached in February 2003 and October 2002. As of September 30, 2003, the future revenues, which will be foregone, amounts to $31.0 million, of which $5.0 million relates to fiscal year ending June 30, 2004. NetSat's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. Despite the agreements reached with two of the Company's vendors in February 2003 and October 2002, which modified and reduced the Company's satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. NetSat has had, and we expect will continue to have, cash requirements, which have and will decrease our cash resources. If NetSat does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

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

          o    our ability to hire and retain personnel;

          o    the competition in our markets; and

          o difficult global economic conditions and uncertain international currency markets may adversely impact our quarterly results.

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

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS TO MEET OUR CAPITAL REQUIREMENTS IN THE FUTURE.

         We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through September 30, 2004. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. In particular, NetSat continues to have cash requirements, which may continue in the future. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

A LIMITED NUMBER OF CUSTOMER CONTRACTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND THE INABILITY TO REPLACE A KEY CUSTOMER CONTRACT WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, BUSINESS AND FINANCIAL CONDITION.

         We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with eight customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If any of these customers is unable to implement its business plan, the market for its services declines, or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

         We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm, and GSI in the United States and various other countries, and have been granted registrations for some of these terms in the United States, Europe and Russia. We have received trademark registrations for NetSat in the United States, the European Community, Russia, Singapore and Brazil. We have various other trademarks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

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

         We currently obtain most of our critical components and services from single or limited sources and generally do not maintain significant inventories or have long-term or exclusive supply contracts with our vendors. We have from time to time experienced delays in receiving products from vendors due to lack of availability, quality control or manufacturing problems, shortages of materials or components or product design difficulties. We may experience delays in the future and replacement services or products may not be available when needed, or at all, or at commercially reasonable rates or prices. If we were to change some of our vendors, we would have to perform additional testing procedures on the service or product supplied by the new vendors, which would prevent or delay the availability of our products and services. Furthermore, our costs could increase significantly if we need to change vendors. If we do not receive timely deliveries of quality products and services, or if there are significant increases in the prices of these products or services, it could have a material adverse effect on our business, results of operations and financial condition.

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

REGULATION OF THE INTERNET

         Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States; for example, privacy regulations in 35 countries in Europe and content restrictions in countries such as the Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, court jurisdiction and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations. For example, a United States federal law banning states from imposing sales taxes on certain Internet access charges expired on October 31, 2003 and, if Congress does not implement new legislation reinstating the sales tax ban, states may impose sales tax on Internet access charges, which could adversely affect our results of operations.

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

         Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain purchases from foreign vendors, if applicable. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the three months ended September 30, 2003 and the fiscal year ended June 30, 2003, we had no such foreign currency forward contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.


          (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

          (b) There have been no significant changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

Index to Exhibits:

Exhibit No.

10.1 Loan and Security Agreement, dated as of September 25, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K, for the year ended June 30, 2003).

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


                                           GLOBECOMM SYSTEMS INC.
                                           ----------------------
                                           (Registrant)

Date: November 14, 2003                    /s/ DAVID E. HERSHBERG
                                           ----------------------
                                           David E. Hershberg
                                           Chairman of the Board and
                                           Chief Executive Officer
                                          (Principal Executive Officer)



Date: November 14, 2003                    /s/ ANDREW C. MELFI
                                           ------------------------

                                           Andrew C. Melfi
                                           Vice President, Chief Financial
                                           Officer and Treasurer (Principal
                                           Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.


10.1 Loan and Security Agreement, dated as of September 25, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K, for the year ended June 30, 2003).

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