Form 10-Q
period 2003-12-31
GLOBECOMM SYSTEMS INC
filed 2004-02-13
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-22839

Globecomm Systems Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-3225567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 Oser Avenue, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 231-9800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

As of February 11, 2004, there were 14,086,675 shares of the Registrant's common stock, $0.001 par value, outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,776	$22,016
Restricted cash	1,132	608
Accounts receivable, net	11,766	7,865
Inventories	6,836	10,990
Prepaid expenses and other current assets	2,088	2,040
Deferred income taxes	125	125
Total current assets	43,723	43,644
Fixed assets, net	16,440	17,536
Goodwill	7,204	7,204
Other assets	1,569	1,960
Total assets	$68,936	$70,344
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,824	$10,615
Deferred revenues	2,703	7,666
Accrued payroll and related fringe benefits	1,156	1,114
Other accrued expenses	2,239	1,686
Deferred liabilities	425	523
Total current liabilities	21,347	21,604
Deferred liabilities, less current portion	1,145	1,303
Commitments and contingencies
Stockholders' equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2003 and June 30, 2003	—	—
Common stock, $.001 par value, 22,000,000 shares authorized, shares issued: 14,541,676 at December 31, 2003 and 12,980,108 at June 30, 2003	15	13
Additional paid-in capital	123,970	123,739
Accumulated deficit	(75,002)	(73,857)
Accumulated other comprehensive income (loss)	242	(10)
Treasury stock, at cost, 465,351 shares at December 31, 2003 and 403,845 at June 30, 2003	(2,781)	(2,448)
Total stockholders' equity	46,444	47,437
Total liabilities and stockholders' equity	$68,936	$70,344

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Revenues from ground segment systems, networks and enterprise solutions	$19,891	$11,854	$36,922	$20,018
Revenues from data communications services	3,809	3,202	7,239	7,472
Total revenues	23,700	15,056	44,161	27,490
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	17,798	10,787	33,102	18,479
Costs from data communications services	3,255	4,484	6,473	10,773
Selling and marketing	1,126	1,615	2,242	3,247
Research and development	236	157	711	422
General and administrative	2,103	2,418	2,997	4,374
Total costs and operating expenses	24,518	19,461	45,525	37,295
Loss from operations	(818)	(4,405)	(1,364)	(9,805)
Other income (expense):
Interest income	66	116	128	286
Interest expense	—	(230)	—	(463)
Gain on sale of available-for-sale securities	91	—	91	—
Net loss	$(661)	$(4,519)	$(1,145)	$(9,982)
Basic and diluted net loss per common share	$(0.05)	$(0.36)	$(0.09)	$(0.79)
Weighted-average shares used in the calculation of basic and diluted net loss per common share	12,575	12,566	12,576	12,575

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2003	12,980	$13	$123,739	$(73,857)	$(10)	404	$(2,448)	$47,437
Proceeds from exercise of stock options	43		176					176
Issuance of common stock in connection with employee stock purchase plan	19		54					54
Issuance of stock options for services			3					3
Purchases of treasury stock						61	(333)	(333)
Issuance of common stock and warrants in connection with private placement	1,500	2	6,292					6,294
Common Stock subscriptions receivable in connection with private placement			(6,294)					(6,294)
Comprehensive loss:
Net loss				(1,145)				(1,145)
Gain from foreign currency translation					57			57
Unrealized gain on available-for-sale securities					195			195
Total comprehensive loss								(893)
Balance at December 31, 2003	14,542	$15	$123,970	$(75,002)	$242	465	$(2,781)	$46,444

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2003	December 31, 2002
OPERATING ACTIVITIES:
Net loss	$(1,145)	$(9,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,606	2,184
Change in bad debt expense	(899)	75
Gain on sale of available-for-sale securities	(91)	—
Stock compensation expense	3	—
Change in deferred liabilities	(256)	(2,101)
Changes in operating assets and liabilities:
Accounts receivable	(2,893)	4,124
Inventories	4,268	(1,360)
Prepaid expenses and other current assets	(132)	69
Other assets	91	(884)
Accounts payable	4,043	(5,176)
Deferred revenues	(5,027)	1,934
Accrued payroll and related fringe benefits	39	75
Other accrued expenses	555	649
Net cash provided by (used in) operating activities	162	(10,393)
INVESTING ACTIVITIES:
Purchases of fixed assets	(507)	(536)
Repayment of promissory note from a related party	300	—
Proceeds from sale of available-for-sale securities	391	—
Restricted cash	(523)	—
Net cash used in investing activities	(339)	(536)
FINANCING ACTIVITIES:
Proceeds from sale of common stock in connection with employee stock purchase plan	54	81
Purchases of treasury stock	(333)	(149)
Proceeds from exercise of stock options	176	—
Payments under capital lease	—	(230)
Net cash used in financing activities	(103)	(298)
Effect of foreign currency translation on cash	40	21
Net decrease in cash and cash equivalents	(240)	(11,206)
Cash and cash equivalents at beginning of period	22,016	38,708
Cash and cash equivalents at end of period	$21,776	$27,502

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2004, or for any future period.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company's standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company's long-term complex production-type projects. Revenue is recognized on the Company's standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customers' contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the system, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the system. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.

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

The net carrying value of goodwill was approximately $7,204,000, at December 31, 2003 and June 30, 2003, which relates to the buyback of the minority interests of NetSat.

Comprehensive Loss

Comprehensive loss for the three and six months ended December 31, 2003 of approximately $543,000 and $893,000, respectively, includes a foreign currency translation gain of approximately $23,000 and $57,000 and an unrealized gain on available-for-sale securities of approximately $95,000 and $195,000 for the three and six months ended December 31, 2003, respectively. Comprehensive loss for the three and six months ended December 31, 2002 of approximately $4,436,000 and $9,983,000, respectively, includes a foreign currency translation gain of approximately $34,000 and $42,000 and an unrealized gain (loss) on available-for-sale securities of approximately $49,000 and ($43,000) for the three and six months ended December 31, 2002, respectively.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the six months ended December 31, 2003 and the year ended June 30, 2003, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its operating losses and temporary differences except for approximately $125,000, representing state investment tax credit carryforwards that will be utilized during fiscal 2004 to offset state capital taxes on the Company's combined state tax return.

Product Warranties

The Company offers warranties on its contracts; the specific terms and conditions of which vary depending upon the contract and work performed. Generally, a basic limited warranty, including parts and labor, is provided to customers for one-year. The Company can recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically are one-year in term. Historically, warranty expense has been minimal, however, management periodically assesses the need for any additional warranty reserve.

2.    Basic and Diluted Net Loss Per Common Share

The Company computes net loss per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive. Diluted net loss per common share for the three and six months ended December 31, 2003 excludes the effect of approximately 361,000 and 161,000 stock options, respectively, as their effect would have been anti-dilutive. Diluted net loss per common share for the three and six months ended December 31, 2002 excludes the effect of approximately 2,000 and 3,000 stock options, respectively, as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	December 31, 2003	June 30, 2003
	(Unaudited)
	(In thousands)
Raw materials and component parts	$214	$142
Work-in-progress	6,622	10,848
	$6,836	$10,990

At December 31, 2003 and June 30, 2003, there were no progress payments to net against inventories under long-term contracts.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(Unaudited)
	(In thousands, except per share data)
Reported net loss	$(661)	$(4,519)	$(1,145)	$(9,982)
Pro-forma stock compensation expense	(621)	(727)	(1,281)	(1,464)
Pro-forma net loss	$(1,282)	$(5,246)	$(2,426)	$(11,446)
Reported basic and diluted net loss per common share	$(0.05)	$(0.36)	$(0.09)	$(0.79)
Pro-forma basic and diluted net loss per common share	$(0.10)	$(0.42)	$(0.19)	$(0.91)

During the three and six months ended December 31, 2003 stock compensation expense of $3,000 was included in the reported net loss. There was no stock compensation expense included in the reported net loss during the three and six months ended December 31, 2002.

5.    Private Placement

On December 31, 2003, the Company completed a private placement transaction of equity securities totaling $6,750,000 in gross proceeds. The Company issued 1,500,000 shares of common stock at a price of $4.50 per share and warrants to purchase up to 750,000 shares of common stock at an exercise price of

$5.50 per share. The warrants are exercisable on July 1, 2004 and will expire on December 31, 2008. On January 5, 2004, the Company received the net proceeds of $6,294,000, after placement agent fees. At December 31, 2003, the proceeds receivable from this transaction of $6,294,000 were recorded as a subscription receivable and included as a reduction of additional paid-in capital in the accompanying consolidated balance sheets.

6.    Related Party Transaction

During fiscal 2002, the Company advanced $300,000 to an officer of the Company and received a promissory note payable on September 30, 2004, which bore interest at an annual rate of 5.0% payable quarterly, and was secured by a stock pledge agreement. On November 12, 2003, the officer sold 61,506 shares of the Company's common stock at a fair market price of $5.41 per share to the Company in connection with its stock repurchase program. On November 12, 2003, the officer paid approximately $333,000 to the Company to satisfy all amounts outstanding on the promissory note, together with accrued interest thereon.

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

The following is the Company's business segment information for the three and six months ended December 31, 2003 and 2002 and as of December 31, 2003 and June 30, 2003:

	Three Months Ended		Six Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$19,891	$11,854	$36,922	$20,018
Data communications services	3,809	3,202	7,239	7,472
Total revenues	$23,700	$15,056	$44,161	$27,490
Loss from operations:
Ground segment systems, networks and enterprise solutions	$(676)	$(2,034)	$(1,737)	$(4,677)
Data communications services	(146)	(2,374)	365	(5,134)
Interest income	66	116	128	286
Interest expense	—	(230)	—	(463)
Gain on sale of available-for-sale securities	91	—	91	—
Intercompany eliminations	4	3	8	6
Net loss	$(661)	$(4,519)	$(1,145)	$(9,982)
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$377	$511	$754	$1,022
Data communications services	434	584	860	1,168
Intercompany eliminations	(4)	(3)	(8)	(6)
Total depreciation and amortization	$807	$1,092	$1,606	$2,184
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$90	$25	$132	$71
Data communications services	370	454	400	504
Intercompany eliminations	(25)	(39)	(25)	(39)
Total expenditures for long-lived assets	$435	$440	$507	$536

	December 31, 2003	June 30, 2003
	(Unaudited)
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$118,490	$118,180
Data communications services	10,933	10,405
Intercompany eliminations	(60,487)	(58,241)
Total assets	$68,936	$70,344

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

Overview

Since our inception, a majority of our revenues have been generated by our ground segment systems, networks and enterprise solutions business. Contracts for the ground segment systems, networks and enterprise solutions and data communications services have been fixed-price contracts in a majority of cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations.

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

Our business has been adversely affected by the recent global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. These challenges include excess bandwidth resulting from weak consumer and business demand, which had fallen far short of expectations, and the attendant financial distress facing both traditional telecommunication carriers and the new generation of competitive local exchange carriers. Moreover, as a result of the uncertainties facing the economy, corporations restricted their capital expenditures. The reduction in demand was accompanied by pricing pressures and intensifying competition, while the financial difficulties of industry participants and customers have created risks associated with collectibility of accounts receivable. Recently we have seen improvement in the segments we serve, however, some of the adverse consequences of the downturn continue to impact pricing and competition and we may experience a decline in bookings of contract orders if customers and prospects delay projects, which will negatively impact our business and prospects in the future.

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

    Revenue Recognition

We recognize revenue in accordance with SAB 104, Revenue Recognition, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer's contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.

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

Results of Operations

Three and Six Months Ended December 31, 2003 and 2002

Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues increased by $8.0 million, or 67.8%, to $19.9 million for the three months ended December 31, 2003 and increased by $16.9 million, or 84.4%, to $36.9 million for the six months ended December 31, 2003, compared to $11.9 million and $20.0 million for the three and six months ended December 31, 2002, respectively. The increase in revenues was primarily the result of increased sales activity due to an improving operating environment in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress.

Revenues from Data Communications Services. Revenues increased by $0.6 million, or 18.9%, to $3.8 million for the three months ended December 31, 2003 and decreased by $0.2 million, or 3.1%, to $7.2 million for the six months ended December 31, 2003, compared to $3.2 million and $7.5 million for the three and six months ended December 31, 2002, respectively. The increase over the three-month period was primarily due to revenues generated from new contracts booked in fiscal 2004, as well as increased upgrades in service from certain existing customers. The decrease over the six-month period was due to agreements made with two of our vendors in February 2003 and October 2002 in which we assigned contracts, which reduced our quarterly recurring revenues by approximately $1.2 million, partially offset by new contracts and upgrades in service from certain existing customers.

Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions increased by $7.0 million, or 65.0%, to $17.8 million for the three months ended December 31, 2003 and increased by $14.6 million, or 79.1% to $33.1 million for the six months ended December 31, 2003, compared to $10.8 million and $18.5 million for the three and six months ended December 31, 2002, respectively. The increase was attributable to a higher revenue base. Costs as a percentage of related revenues decreased to 89.5% and 89.7% for the three and six months ended December 31, 2003, respectively, compared to 91.0% and 92.3% for the three and six months ended December 31, 2002, respectively. The decrease was mainly attributable to the cost overruns incurred on a major project during the three and six months ended December 31, 2002.

Costs from Data Communications Services. Costs from data communications services decreased by $1.2 million, or 27.4%, to $3.3 million for the three months ended December 31, 2003 and decreased by $4.3 million, or 39.9%, to $6.5 million for the six months ended December 31, 2003, compared to $4.5 million and $10.8 million for the three and six months ended December 31, 2002, respectively. Costs as a percentage of related revenues decreased to 85.5% and 89.4% for the three and six months ended December 31, 2003, respectively, compared to 140.0% and 144.2% for the three and six months ended December 31, 2002, respectively. These decreases were due to agreements reached with two of our vendors during February 2003 and October 2002, in which we significantly reduced our space segment transponder costs.

Selling and Marketing. Selling and marketing expenses decreased by $0.5 million, or 30.3%, to $1.1 million for the three months ended December 31, 2003 and decreased by $1.0 million, or 31.0% to $2.2 million for the six months ended December 31, 2003, compared to $1.6 million and $3.2 million for the three and six months ended December 31, 2002, respectively. The decrease was principally due to a reduction in salary and salary related expenses associated with reductions in sales and marketing personnel as part of our cost cutting initiatives.

Research and Development. Research and development expenses increased by $0.1 million, or 50.3%, to $0.2 million for the three months ended December 31, 2003 and increased by $0.3 million, or 68.5%, to $0.7 million for the six months ended December 31, 2003, compared to $0.2 million and $0.4 million for the three and six months ended December 31, 2002, respectively. The increase was due to product research and development initiatives associated with projects currently in progress, research efforts in remote video monitoring systems and internal development of new monitoring and control technologies.

General and Administrative. General and administrative expenses decreased by $0.3 million, or 13.0%, to $2.1 million for the three months ended December 31, 2003 and decreased by $1.4 million, or 31.5%, to $3.0 million for the six months ended December 31, 2003, compared to $2.4 million and $4.4 million for the three and six months ended December 31, 2002, respectively. The decrease in general and administrative expenses for the three-month period was primarily due to reductions in legal expenses. The decrease in general and administrative expenses for the six-month period ended December 31, 2003 was primarily due to the recovery of $1.0 million in August 2003, from a former customer in the Middle East, against which we previously established an allowance for uncollectible accounts receivable during the fourth quarter of fiscal year ended June 30, 2002.

Interest Income. Interest income decreased by $0.1 million, or 43.1%, to $0.1 million for the three months ended December 31, 2003 and decreased by $0.2 million, or 55.2%, to $0.1 million for the six months ended December 31, 2003 compared to $0.1 million and $0.3 million for the three and six months ended December 31, 2002, respectively. The decrease was primarily the result of a decrease in cash and cash equivalents due to cash used in our operations during the twelve months ended December 31, 2003.

Interest Expense. Interest expense decreased to zero for the three and six months endedDecember 31, 2003 compared to $0.2 million and $0.5 million for the three months and six months ended December 31, 2002, respectively. The decrease was due to the termination of our capital lease obligation in February 2003.

Gain on Sale of Available-For-Sale Securities. The gain on sale of available-for-sale securities of $0.1 million for the three and six months ended December 31, 2003 related to the sale of an investment that resulted in proceeds of $0.4 million during the three months ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2003, we had working capital of $22.4 million, including cash and cash equivalents of $21.8 million, restricted cash of $1.1 million, net accounts receivable of $11.8 million, inventories of $6.8 million, prepaid expenses and other current assets of $2.1 million and deferred income taxes of $0.1 million offset by $14.8 million in accounts payable, $2.7 million in deferred revenues and $3.8 million in accrued expenses and other current liabilities.

On December 31, 2003, we completed a private placement transaction in which we issued 1,500,000 shares of our common stock and warrants to purchase up to 750,000 shares of our common stock. We received the net proceeds of $6.3 million in January 2004 pursuant to this transaction which will be used for working capital and general corporate purposes, as well as for strategic purposes such as selected acquisitions that may be considered in the future to expand our product and service offerings.

Net cash provided by operating activities during the six months ended December 31, 2003 was $0.2 million, which primarily related to a decrease in inventory of $4.3 million from shipments made associated with the increase in business levels, an increase in accounts payable of $4.0 million based on the timing of payments to certain vendors and depreciation and amortization expense of $1.6 million primarily related to the network operations center and satellite earth station equipment, offset by a decrease in deferred revenue of $5.0 million associated with the achievement of milestone revenues relating to the increase in business levels, an increase in accounts receivable of $3.9 million based on significant billings in December 2003 and a decrease in the provision for doubtful accounts due to the recovery of $1.0 million from a former Middle East customer ..

Net cash used in investing activities during the six months ended December 31, 2003 was $0.3 million, which primarily related to the purchase of $0.5 million of fixed assets for our network operations center and an increase in restricted cash of $0.5 million based on a certificate of deposit issued as collateral for a specific project, offset by proceeds received of $0.4 million from the sale of available-for-sale securities and a repayment of a $0.3 million promissory note from a related party.

Net cash used in financing activities during the six months ended December 31, 2003 was $0.1 million, which primarily related to the purchase of $0.3 million of treasury stock, offset by $0.2 million for proceeds received from the exercise of stock options and sale of common stock in connection with the employee stock purchase plan.

In September 2003, we entered into a new one-year credit agreement with our existing bank, which provides for a working capital credit facility of up to $7.5 million consisting of a $3.75 million secured domestic line of credit and a $3.75 million Export-Import Bank secured guaranteed line of credit. We will be advanced up to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable under each respective line of credit, as defined in the agreement. Each line of credit bears interest at the greater of 6.0% or the prime rate plus 2.0% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under each line of credit. In addition, the new credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance with at December 31, 2003. As of December 31, 2003, no amounts were outstanding under this credit facility, however, there were standby letters of credit of approximately $7.3 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2008. Future minimum lease payments due on these leases through December 31, 2004 are approximately $7.1 million.

At December 31, 2003 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$27,848	$7,078	$14,746	$6,024	$—
Total contractual obligations	$27,848	$7,078	$14,746	$6,024	$—
Other Commercial Commitments
Standby letters of credit	$7,252	$3,161	$4,091	$—	$—
Total commercial commitments	$7,252	$3,161	$4,091	$—	$—

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

On November 7, 2001, our Board of Directors authorized a stock repurchase program whereby we can repurchase up to $2.0 million of our outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. On November 12, 2003, we repurchased 61,506 shares at a fair market price of $5.41 per share from an officer of our Company. Since November 2001, we have repurchased, an aggregate of 317,606 shares for approximately $1.7 million. The timing, price, quantity and manner of future purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders obtained and that we will experience negative cash flows due to continued operating losses. Our expectation is that the working capital requirements will ease as shipments are made on new orders, although we cannot assure you as to the timing and amount of new orders.

NetSat has had, and we expect it will continue to have, working capital requirements, which have, and will, put pressure on our capital resources. We have implemented strategies to reduce the drain on our resources caused by NetSat's losses. We can only achieve our goal of improving NetSat's working capital by improving operating performance. We cannot assure you that we will successfully improve NetSat's operating performance.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and data communications services business, the nature and timing of customer orders and the extent to which we must conduct research and development efforts internally. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements for at least the next 12 months. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the war with Iraq, or in connection with any other war, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations.

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

We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $1.1 million during the six months ended December 31, 2003, $19.6 million during the fiscal year ended June 30, 2003 and $17.3 million during the fiscal year ended June 30, 2002. As of December 31, 2003, our accumulated deficit was $75.0 million. We anticipate that we will continue to incur net losses, although we expect them to be less in the fiscal year ending June 30, 2004 than those we incurred in the fiscal year ended June 30, 2003. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

Since sales of satellite communications equipment are dependent on the growth of communications networks, as market demand for these networks declines, our revenues and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not return from its depressed level, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders with our customers. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures.

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

We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries. We presently conduct our international sales in the following geographic areas: Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are a number of risks inherent in conducting our business internationally, including:

•	general political and economic instability in international markets, including the war in Iraq, could impede our ability to deliver our products and services to customers and harm our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could effect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could effect our ability to compete;

•	potentially adverse taxes could adversely affect our results of operations;

•	complex foreign laws and treaties could affect our ability to compete; and

•	difficulties in collecting accounts receivable could adversely affect our results of operations.

These and other risks could impede our ability to manage our international operations effectively, limit the future growth of our business, increase our costs and require significant management attention.

If NetSat does not execute its business strategy or if the market for its services fails to develop or develops more slowly than it expects, our results of operations will be harmed.

NetSat's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. Despite the settlement agreements, which modified and reduced our satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. NetSat has had, and we expect will continue to have, cash requirements, which have and will decrease our cash resources. If NetSat does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

You should not rely on our quarterly operating results as an indication of our future results because they are subject to significant fluctuations, and if we fail to meet the expectations of public market analysts or investors, our stock price could decline significantly.

Our future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

•	delays and/or a decrease in the booking of new contracts;

•	general political and economic conditions in the United States and abroad, including the war in Iraq;

•	the length of time needed to initiate and complete customer contracts;

•	the demand for and acceptance of our existing products and services;

•	the cost of providing our products and services;

•	market acceptance of new products and services;

•	the mix of revenue between our standard products, custom-built products and our communications services;

•	the timing of significant marketing programs;

•	our ability to hire and retain personnel;

•	the competition in our markets; and

•	difficult global economic conditions and uncertain international currency markets.

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

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment and networks market include systems integrators, like IDB Systems, a division of MCI, and equipment manufacturers who also provide integrated systems, like Andrew Corporation and Tripoint Global.

In the end-to-end satellite-based communication solutions and communications services markets, we compete with other satellite communication companies who provide similar services, like Verestar. In addition, we may compete with other communications service providers, like MCI, and satellite owners, like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in international markets, and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

We have incurred negative cash flows from operations in each year since our inception. We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least the next twelve months. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we currently have agreements with six customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If any of these customers is unable to implement its business plan, the market for its services declines, or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

We anticipate that a substantial portion of the growth in the demand for our products and services will come from customers in developing countries due to a lack of basic communications infrastructure in these countries. However, we cannot guarantee an increase in the demand for our products and services in developing countries or that customers in these countries will accept our products and services at all. Our ability to penetrate emerging markets in developing countries is dependent upon various factors including:

•	the speed at which communications infrastructure, including terrestrial microwave, coaxial cable and fiber optic communications systems, which compete with satellite-based services, is built;

•	the effectiveness of our local resellers and sales representatives in marketing and selling our products and services; and

•	the acceptance of our products and services by customers.

•	If our products and services are not accepted, or the market potential we anticipate does not develop, our revenues will be impaired.

We depend upon certain key personnel and we may not be able to retain these employees.

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

Foreign Ownership

We may, in the future, be required to seek FCC approval if foreign ownership of our stock exceeds specified criteria. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC.

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

Regulation of the Internet

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States; for example, privacy regulations in 35 countries in Europe and content restrictions in countries such as the People's Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, court jurisdiction and personal privacy to the Internet is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations. For example, a United States federal law banning states from imposing sales tax on certain Internet access charges expired on October 31, 2003 and, if Congress does not implement new legislation reinstating the sales tax ban, states may impose sales taxes on Internet access charges, which could adversely affect our results of operations.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is highly volatile.

In calendar year 2003 our closing stock price ranged from a low of $2.34 per share to a high of $7.29 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

•	quarterly variations in operating results;

•	announcements of new technology, products or services by us or any of our competitors;

•	acceptance of satellite-based communication services and Internet access services in developing countries and emerging markets;

•	changes in financial estimates or recommendations by securities analysts;

•	general market conditions; or

•	domestic and international economic factors unrelated to our performance.

Additionally, numerous factors relating to our business may cause fluctuations or declines in our stock price.

The stock markets in general and the markets for telecommunications stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Accordingly, we cannot assure you that you will be able to resell the shares of common stock at any particular price, or at all.

A third party could be prevented from acquiring shares of our stock at a premium to the market price because of our anti-takeover provisions.

Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, bylaws and Section 203 of the General Corporation Law of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have a poison pill in place that could make an acquisition of us by a third party more difficult.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors and our wholly-owned subsidiary, Globecomm Systems Europe Limited, which primarily deals in British Pounds Sterling. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective to managing the exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the six months ended December 31, 2003 and the fiscal year ended June 30, 2003, we had no such foreign currency forward contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d- 14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

(b)	There have been no significant changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

On December 31, 2003, the Company completed a private placement transaction of equity securities totaling $6,750,000 in gross proceeds. The Company issued 1,500,000 shares of common stock at a price of $4.50 per share and warrants to purchase up to 750,000 shares of common stock at an exercise price of $5.50 per share. The warrants are exercisable on July 1, 2004 and will expire on December 31, 2008. On January 5, 2004, the Company received the net proceeds of $6,294,000, after placement agent fees. At December 31, 2003, the amounts receivable from this transaction of $6,294,000 were recorded as a subscription receivable and included as a reduction in additional paid-in capital in the accompanying consolidated balance sheets.

The securities offered and sold in the private placement were not registered with the Securities and Exchange Commission (the "SEC") and were sold without registration in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act of 1933, as amended. The Company registered for resale the common stock of the Company sold in the private placement, as well as the common stock issuable upon exercise of the warrants sold in the private placement, by filing a registration statement on Form S-3 with the SEC on January 20, 2004 (Commission File No. 333-112024). The SEC declared the registration statement effective on February 3, 2004.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a)	The Company's Annual Meeting of Stockholders was held on November 17, 2003 (the "Annual Meeting").

(b)	The matters voted upon at the Annual Meeting and the results of the voting were as follows:

(i)	The following individuals were elected by the Stockholders to serve as Directors:

Board Member	For	Withheld
Richard E. Caruso	10,927,811	190,966
David E. Hershberg	10,954,762	164,015
Harry L. Hutcherson, Jr.	10,985,212	133,565
Brian T. Maloney	10,926,362	192,415
Kenneth A. Miller	11,008,256	110,521
A. Robert Towbin	11,009,052	109,725
C.J. Waylan	10,928,607	190,170
Stephen C. Yablonski	11,008,246	110,531

(ii)	The appointment of Ernst & Young LLP as independent auditors of the Company to serve for the year ending June 30, 2004 was voted upon as follows: 11,018,518 shares for; 95,600 shares against; and 4,659 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Index to Exhibits:

Exhibit No.

10.1	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Company and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 333-112024).

10.2	Form of Warrant, dated as of December 31, 2003, by and between the Company and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 333-112024).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated December 31, 2003, in which we reported under Item 5 that on December 31, 2003, the Company executed definitive agreements for a private placement of equity securities, which resulted in the issuance of 1,500,000 shares of its Common Stock, par value $0.001 per share, and warrants to purchase up to an aggregate of 750,000 shares of Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)

Date: February 13, 2004  /s/ DAVID E. HERSHBERG

David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2004  /s/ ANDREW C. MELFI

Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.

10.1	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Company and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 333-112024).

10.2	Form of Warrant, dated as of December 31, 2003, by and between the Company and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3, File No. 333-112024).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).