Form 10-Q
period 2004-03-31
GLOBECOMM SYSTEMS INC
filed 2004-05-17
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-22839

Globecomm Systems Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3225567 (I.R.S. Employer Identification No.)
45 Oser Avenue, Hauppauge, NY (Address of principal executive offices)	11788 (Zip Code)

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

As of May 13, 2004, there were 14,610,133 shares of the Registrant's common stock, $0.001 par value, outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2004	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,317	$22,016
Restricted cash	1,043	608
Accounts receivable, net	13,661	7,865
Inventories	8,041	10,990
Prepaid expenses and other current assets	1,909	2,040
Deferred income taxes	125	125
Total current assets	51,096	43,644
Fixed assets, net	16,228	17,536
Goodwill	7,204	7,204
Other assets	1,246	1,960
Total assets	$75,774	$70,344
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,647	$10,615
Deferred revenues	1,884	7,666
Accrued payroll and related fringe benefits	1,460	1,114
Other accrued expenses	2,058	1,686
Deferred liabilities	317	523
Total current liabilities	22,366	21,604
Deferred liabilities, less current portion	1,066	1,303
Commitments and contingencies
Stockholders' equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2004 and June 30, 2003	—	—
Common stock, $.001 par value, 22,000,000 shares authorized, shares issued: 14,598,383 at March 31, 2004 and 12,980,108 at June 30, 2003	15	13
Additional paid-in capital	130,388	123,739
Accumulated deficit	(75,575)	(73,857)
Accumulated other comprehensive income (loss)	295	(10)
Treasury stock, at cost, 465,351 shares at March 31, 2004 and 403,845 at June 30, 2003	(2,781)	(2,448)
Total stockholders' equity	52,342	47,437
Total liabilities and stockholders' equity	$75,774	$70,344

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Revenues from ground segment systems, networks and enterprise solutions	$18,956	$9,231	$55,878	$29,249
Revenues from data communications services	3,305	3,261	10,544	10,733
Total revenues	22,261	12,492	66,422	39,982
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	16,180	8,967	49,282	27,446
Costs from data communications services	3,138	3,697	9,611	14,470
Selling and marketing	1,219	1,513	3,461	4,760
Research and development	242	131	953	553
General and administrative	2,118	2,277	5,115	6,651
Total costs and operating expenses	22,897	16,585	68,422	53,880
Loss from operations	(636)	(4,093)	(2,000)	(13,898)
Other income (expense):
Interest income	63	73	191	359
Interest expense	—	(76)	—	(539)
Gain on sale of available-for-sale securities	—	—	91	—
Net loss	$(573)	$(4,096)	$(1,718)	$(14,078)
Basic and diluted net loss per common share	$(0.04)	$(0.33)	$(0.13)	$(1.12)
Weighted-average shares used in the calculation of basic and diluted net loss per common share	14,100	12,557	13,080	12,569

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2004
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2003	12,980	$13	$123,739	$(73,857)	$(10)	404	$(2,448)	$47,437
Proceeds from exercise of stock options	99		419					419
Issuance of common stock in connection with employee stock purchase plan	19		54					54
Issuance of stock options for services			8					8
Purchases of treasury stock						61	(333)	(333)
Issuance of common stock and warrants in connection with private placement, net of issuance costs of $580	1,500	2	6,168					6,170
Comprehensive loss:
Net loss				(1,718)				(1,718)
Gain from foreign currency translation					110			110
Unrealized gain on available-for-sale securities					195			195
Total comprehensive loss								(1,413)
Balance at March 31, 2004	14,598	$15	$130,388	$(75,575)	$295	465	$(2,781)	$52,342

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2004	March 31, 2003
OPERATING ACTIVITIES:
Net loss	$(1,718)	$(14,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,346	2,883
Change in bad debt expense	(901)	108
Gain on sale of available-for-sale securities	(91)	—
Stock compensation expense	8	—
Change in deferred liabilities	(443)	(1,641)
Gain on termination of capital lease	—	(959)
Forgiveness of promissory note to a related party	64	—
Changes in operating assets and liabilities:
Accounts receivable	(4,859)	4,377
Inventories	3,200	(3,060)
Prepaid expenses and other current assets	39	335
Other assets	350	(1,103)
Accounts payable	5,827	(3,315)
Deferred revenues	(5,840)	2,321
Accrued payroll and related fringe benefits	341	339
Other accrued expenses	370	130
Net cash used in operating activities	(1,307)	(13,663)
INVESTING ACTIVITIES:
Purchases of fixed assets	(1,033)	(776)
Repayment of promissory note from a related party	300	—
Proceeds from sale of available-for-sale securities	391	—
Restricted cash	(433)	—
Net cash used in investing activities	(775)	(776)
FINANCING ACTIVITIES:
Proceeds from private placement	6,170	—
Proceeds from sale of common stock in connection with employee stock purchase plan	54	81
Purchases of treasury stock	(333)	(181)
Proceeds from exercise of stock options	419	—
Payments under capital lease	—	(270)
Net cash provided by (used in) financing activities	6,310	(370)
Effect of foreign currency translation on cash	73	3
Net increase (decrease) in cash and cash equivalents	4,301	(14,806)
Cash and cash equivalents at beginning of period	22,016	38,708
Cash and cash equivalents at end of period	$26,317	$23,902

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2004, or for any future period.

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

The net carrying value of goodwill was approximately $7,204,000, at March 31, 2004 and June 30, 2003, which relates to the buyback of the minority interests of NetSat.

Comprehensive Loss

Comprehensive loss for the three and nine months ended March 31, 2004 of approximately $519,000 and $1,413,000, respectively, includes a foreign currency translation gain of approximately $53,000 and $110,000, respectively and an unrealized gain on available-for-sale securities of approximately $195,000 for the nine months ended March 31, 2004. Comprehensive loss for the three and nine months ended March 31, 2003 of approximately $4,126,000 and $14,109,000, respectively, includes a foreign currency translation (loss) gain of approximately ($17,000) and $25,000, respectively, and an unrealized loss on available-for-sale securities of approximately $13,000 and $56,000, respectively.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the nine months ended March 31, 2004 and the year ended June 30, 2003, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its operating losses and temporary differences except for approximately $125,000, representing state investment tax credit carryforwards that will be utilized during fiscal 2004 to offset state capital taxes on the Company's combined state tax return.

Product Warranties

The Company offers warranties on its contracts, the specific terms and conditions of which vary depending upon the contract and work performed. Generally, a basic limited warranty, including parts and labor, is provided to customers for one year. The Company can recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically are one year in term. Historically, warranty expense has been minimal, however, management periodically assesses the need for any additional warranty reserve.

2.    Basic and Diluted Net Loss Per Common Share

The Company computes net loss per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted- average number of common equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive. Diluted net loss per common share for the three and nine months ended March 31, 2004 excludes the effect of approximately 491,000 and 268,000 stock options, respectively, and approximately 33,000 warrants for the three months ended March 31, 2004, as their effect would have been anti-dilutive. Diluted net loss per common share for the three and nine months ended March 31, 2003 excludes the effect of approximately 100 and 1,600 stock options, respectively, as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	March 31, 2004	June 30, 2003
	(Unaudited)
	(In thousands)
Raw materials and component parts	$214	$142
Work-in-progress	7,827	10,848
	$8,041	$10,990

At March 31, 2004 and June 30, 2003, there were no progress payments to net against inventories under long-term contracts.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
	(Unaudited)
	(In thousands, except per share data)
Reported net loss	$(573)	$(4,096)	$(1,718)	$(14,078)
Pro-forma stock compensation expense	(492)	(594)	(1,773)	(2,057)
Pro-forma net loss	$(1,065)	$(4,690)	$(3,491)	$(16,135)
Reported basic and diluted net loss per common share	$(0.04)	$(0.33)	$(0.13)	$(1.12)
Pro-forma basic and diluted net loss per common share	$(0.08)	$(0.37)	$(0.27)	$(1.28)

During the three and nine months ended March 31, 2004 stock compensation expense of $5,000 and $8,000 was included in the reported net loss, respectively. There was no stock compensation expense included in the reported net loss during the three and nine months ended March 31, 2003.

5.    Private Placement

On December 31, 2003, the Company completed a private placement transaction of equity securities and issued 1,500,000 shares of common stock at a price of $4.50 per share for an aggregate price of $6,750,000 and issued warrants to purchase up to 750,000 shares of common stock at an exercise price of

$5.50 per share. The warrants are exercisable on July 1, 2004 and will expire on December 31, 2008. The Company incurred total expenses of approximately $580,000, of which approximately $456,000 represented underwriting commissions and approximately $124,000 represented other expenses. After deducting total expenses, the net proceeds received by the Company in January 2004 were approximately $6,170,000.

6.    Related Party Transaction

In January 2003, the Company entered into a letter agreement with an individual who is a former executive officer and current employee of the Company, pursuant to which the Company consolidated the then outstanding loans and advances receivable from such individual into a promissory note of approximately $321,000. Under the terms of the letter agreement the Company agreed to forgive the outstanding principal and interest amounts due on the promissory note in five annual installments, so long as the former executive officer remains an employee. In March 2004, the Company forgave the first installment of approximately $64,000.

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

The following is the Company's business segment information for the three and nine months ended March 31, 2004 and 2003 and as of March 31, 2004 and June 30, 2003:

	Three Months Ended		Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$18,956	$9,231	$55,878	$29,249
Data communications services	3,305	3,261	10,544	10,733
Total revenues	$22,261	$12,492	$66,422	$39,982
Loss from operations:
Ground segment systems, networks and enterprise solutions	$(89)	$(2,735)	$(1,826)	$(7,412)
Data communications services	(551)	(1,362)	(186)	(6,496)
Interest income	63	73	191	359
Interest expense	—	(76)	—	(539)
Gain on sale of available-for-sale securities	—	—	91	—
Intercompany eliminations	4	4	12	10
Net loss	$(573)	$(4,096)	$(1,718)	$(14,078)
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$314	$299	$1,068	$1,321
Data communications services	430	404	1,290	1,572
Intercompany eliminations	(4)	(4)	(12)	(10)
Total depreciation and amortization	$740	$699	$2,346	$2,883
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$174	$17	$306	$88
Data communications services	330	224	730	728
Intercompany eliminations	22	(1)	(3)	(40)
Total expenditures for long-lived assets	$526	$240	$1,033	$776

	March 31, 2004	June 30, 2003
	(Unaudited)
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$126,382	$118,180
Data communications services	11,218	10,405
Intercompany eliminations	(61,826)	(58,241)
Total assets	$75,774	$70,344

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

Our business had been adversely affected, and to some extent continues to be affected, by the recent global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. These challenges include excess bandwidth resulting from weak consumer and business demand, which had fallen far short of expectations, and the attendant financial distress facing both traditional telecommunication carriers and the new generation of competitive local exchange carriers. Moreover, as a result of the uncertainties facing the economy, corporations restricted their capital expenditures. The reduction in demand was accompanied by pricing pressures and intensifying competition, while the financial difficulties of industry participants and customers have created risks associated with collectibility of accounts receivable. Recently we have seen improvement in the segments we serve, however, some of the adverse consequences of the downturn continue to impact pricing and competition and we may experience a decline in bookings of contract orders if customers and prospects delay projects, which will negatively impact our business and prospects in the future.

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

Costs from Ground Segment Systems, Networks and Enterprise Solutions

Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. We use estimates of the costs applicable to various elements which we believe are reasonable. Since these contract costs depend on estimates, which are assessed continually during the term of these contracts, costs are subject to revisions as the contract progresses to completion. Revision in cost estimates are reflected in the period in which they become known. In the event an estimate indicates that a loss will be incurred at completion, we record the costs in the period identified.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including our past transaction history with the customer and the creditworthiness of the customer. An assessment of the inherent risks in conducting our business with foreign customers is also made since a significant portion of our revenues is international. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. First, FIN 46 requires identification of our participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Once entities are identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. This standard became effective in the third quarter of fiscal 2004. The adoption of this standard did not have a material impact on our consolidated financial statements.

Results of Operations

Three and Nine Months Ended March 31, 2004 and 2003

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues increased by $9.7 million, or 105.4%, to $19.0 million for the three months ended March 31, 2004 and increased by $26.6 million, or 91.0%, to $55.9 million for the nine months ended March 31, 2004, compared to $9.2 million and $29.2 million for the three and nine months ended March 31, 2003, respectively. The increase in revenues was primarily the result of increased infrastructure sales in the U.S. Government and governmental agencies marketplace, coupled with increased sales activity due to a general overall improvement in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress.

Revenues from Data Communications Services.    Revenues were consistent at $3.3 million, for the three months ended March 31, 2004 and 2003 and remained relatively consistent at $10.5 million and $10.7 million, respectively, for the nine months ended March 31, 2004 and 2003.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $7.2 million, or 80.4%, to $16.2 million for the three months ended March 31, 2004 and increased by $21.8 million, or 79.6%, to $49.3 million for the nine months ended March 31, 2004, compared to $9.0 million and $27.4 million for the three and nine months ended March 31, 2003, respectively. The increase was attributable to the higher revenue base. Costs as a percentage of related revenues decreased to 85.4% and 88.2% for the three and nine months ended March 31, 2004, respectively, compared to 97.1% and 93.8% for the three and nine months ended March 31, 2003, respectively. The decrease was mainly attributable to cost overruns incurred on a major project during the three and nine months ended March 31, 2003 and increased margin on revenues related to government and government related entities projects during the three and nine months ended March 31, 2004.

Costs from Data Communications Services.     Costs from data communications services decreased by $0.6 million, or 15.1%, to $3.1 million for the three months ended March 31, 2004 and decreased by $4.9 million, or 33.6%, to $9.6 million for the nine months ended March 31, 2004, compared to $3.7 million and $14.5 million for the three and nine months ended March 31, 2003, respectively. Costs as a percentage of related revenues decreased to 94.9% and 91.2% for the three and nine months ended March 31, 2004, respectively, compared to 113.4% and 134.8% for the three and nine months ended March 31, 2003, respectively. These decreases were due to agreements reached with two of our vendors during February 2003 and October 2002, in which we significantly reduced our space segment transponder costs.

Selling and Marketing.     Selling and marketing expenses decreased by $0.3 million, or 19.4%, to $1.2 million for the three months ended March 31, 2004 and decreased by $1.3 million, or 27.3%, to $3.5 million for the nine months ended March 31, 2004, compared to $1.5 million and $4.8 million for the three and nine months ended March 31, 2003, respectively. The decrease was principally due to a reduction in salary, salary related expenses and travel and living costs associated with reductions in sales and marketing personnel as part of our cost-cutting initiatives.

Research and Development.    Research and development expenses increased by $0.1 million, or 84.7%, to $0.2 million for the three months ended March 31, 2004 and increased by $0.4 million, or 72.3%, to $1.0 million for the nine months ended March 31, 2004, compared to $0.1 million and $0.6 million for the three and nine months ended March 31, 2003, respectively. The increase was due to product research and development initiatives associated with projects currently in progress, research efforts in remote video monitoring systems and internal development of new monitoring and control technologies.

General and Administrative.    General and administrative expenses decreased by $0.2 million, or 7.0%, to $2.1 million for the three months ended March 31, 2004 and decreased by $1.5 million, or 23.1%, to $5.1 million for the nine months ended March 31, 2004, compared to $2.3 million and $6.6 million for the three and nine months ended March 31, 2003, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2004 was primarily due to executive incentive compensation paid in the third quarter of 2003. The decrease in general and administrative expenses for the nine months ended March 31, 2004 was primarily due to the recovery of $1.0 million in August 2003, from a former customer in the Middle East, against which we previously established an allowance for uncollectible accounts receivable during the fourth quarter of fiscal year ended June 30, 2002 and a reduction of salary expenses as part of our cost cutting initiatives.

Interest Income.    Interest income for the three months ended March 31, 2004 and 2003 remained consistent at $0.1 million and decreased by $0.2 million, or 46.8%, to $0.2 million for the nine months ended March 31, 2004, compared to $0.4 million for the nine months ended March 31, 2003. The decrease was due to the reduction of the average balance of cash and cash equivalents, due to cash used in our operations during the twelve months ended March 31, 2004, plus a reduction in the interest rates.

Interest Expense.    Interest expense decreased to zero for the three and nine months ended March 31, 2004, compared to $0.1 million and $0.5 million for the three months and nine months ended March 31, 2003, respectively. The decrease was due to the termination of our capital lease obligation in February 2003.

Gain on Sale of Available-For-Sale Securities.    The gain on sale of available-for-sale securities of $0.1 million for the nine months ended March 31, 2004 related to the sale of an investment that resulted in proceeds of $0.4 million during the three months ended December 31, 2003.

Liquidity and Capital Resources

At March 31, 2004, we had working capital of $28.7 million, including cash and cash equivalents of $26.3 million, restricted cash of $1.0 million, net accounts receivable of $13.7 million, inventories of $8.0 million, prepaid expenses and other current assets of $1.9 million and deferred income taxes of $0.1 million offset by $16.6 million in accounts payable, $1.9 million in deferred revenues and $3.9 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the nine months ended March 31, 2004 was $1.3 million, which primarily related to the following uses of cash: a decrease in deferred revenue of $5.8 million associated with the achievement of milestone revenues relating to the increase in business levels, an increase in accounts receivable of $5.8 million based on significant billings in March 2004 and a decrease in the provision for doubtful accounts due to the recovery of $1.0 million from a former Middle East customer. These uses were partially offset by the following factors: a decrease in inventory of $3.2 million from shipments made associated with the increase in business levels, an increase in accounts payable of $5.8 million based on the timing of payments to certain vendors and non-cash depreciation and amortization expense of $2.3 million primarily related to the network operations center and satellite earth station equipment.

Net cash used in investing activities during the nine months ended March 31, 2004 was $0.8 million, which primarily related to the purchase of $1.0 million of fixed assets mainly for our network operations center and an increase in restricted cash of $0.4 million based on a certificate of deposit issued as collateral for a specific project, offset by proceeds received of $0.4 million from the sale of available-for-sale securities and a repayment of a $0.3 million promissory note from a related party.

Net cash provided by financing activities during the nine months ended March 31, 2004 was $6.3 million. In December 2003, we completed a private placement transaction of equity securities where we issued 1,500,000 shares of common stock at a price of $4.50 per share for an aggregate price of $6,750,000 and issued warrants to purchase up to 750,000 shares of common stock at an exercise price of $5.50 per share. We incurred total expenses of approximately $580,000, of which approximately $456,000 represented underwriting commissions and approximately $124,000 represented other offering expenses. The net proceeds to the Company after deducting total expenses were approximately $6,170,000.

We also received $0.5 million of proceeds from the exercise of stock options and sale of common stock in connection with the employee stock purchase plan purchase, offset by the purchase of $0.3 million of treasury stock.

In September 2003, we entered into a new one-year credit agreement with our existing bank, which provides for a working capital credit facility of up to $7.5 million consisting of a $3.75 million secured domestic line of credit (the "Domestic Line") and a $3.75 million Export-Import Bank secured guaranteed line of credit (the "EXIM Line"). We will be advanced up to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable under each respective line of credit, as defined in the agreement. In March 2004, we amended the agreement to allow us to borrow up to $7.5 million against the Domestic Line, reduced by borrowings against the EXIM Line. The amendment also provides eligibility of up to 50% of the amount of our cash and cash equivalents at the bank, up to the $7.5 million. Each line of credit bears interest at the greater of 6.0% or the prime rate plus 2.0% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under each line of credit. In addition, the new credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance with at March 31, 2004. As of March 31, 2004, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $7.3 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2008. Future minimum lease payments due on these leases through March 31, 2005 are approximately $6.0 million.

At March 31, 2004 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$19,257	$5,961	$9,524	$3,772	$—
Total contractual obligations	$19,257	$5,961	$9,524	$3,772	$—
Other Commercial Commitments
Standby letters of credit	$7,334	$3,246	$4,088	$—	$—
Total commercial commitments	$7,334	$3,246	$4,088	$—	$—

In fiscal 2001, we entered into two contracts with a vendor for satellite space segment services on satellites which were scheduled to be launched in late 2002 and operational by March 2003, for a total value of approximately $6.0 million. Such satellite space segment services were scheduled to begin when the satellite transponders were commercially operational, as defined in the agreements. During fiscal 2003, we learned that the vendor had experienced significant delays in the planned launch and operations dates for the satellites. As a result of these delays, we maintained that we had a right to terminate the contracts without cost and provided notification of such termination. The vendor denied our assertion that we had a right to terminate the contracts without cost. In March 2004, we reached a settlement with the vendor wherein we agreed to terminate the contracts and use our best efforts to purchase new space segment requirements from the vendor, for up to a total contracted value of $1.0 million. In the event we do not enter into $1.0 million of new contracts by March 2006, we have agreed to pay the vendor a fixed settlement amount of $0.2 million, which has been included in the "Contractual Obligations" amounts shown above.

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

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders obtained and that we may experience negative cash flows due to continued operating losses. Our expectation is that the working capital requirements will ease as shipments are made on new orders, although we cannot assure you as to the timing and amount of new orders.

NetSat has had, and may continue to have, working capital requirements, which have, and may continue to put pressure on our capital resources. We have implemented strategies to reduce the drain on our resources caused by NetSat's losses. We can only achieve our goal of improving NetSat's working capital by improving operating performance. We cannot assure you that we will successfully improve NetSat's operating performance.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks, and data communications services business, the nature and timing of customer orders and the extent to which we must conduct research and development efforts internally. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements for at least the next twelve months. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the war with Iraq, or in connection with any other war, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and research and development activities and further reductions in headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

Risk Factors

We have a history of operating losses and negative cash flow and expect our losses to continue.

We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $1.7 million during the nine months ended March 31, 2004, $19.6 million during the fiscal year ended June 30, 2003 and $17.3 million during the fiscal year ended June 30, 2002. As of March 31, 2004, our accumulated deficit was $75.6 million. We anticipate that we may continue to incur net losses, although we expect them to be less in the fiscal year ending June 30, 2004 than those we incurred in the fiscal year ended June 30, 2003. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks declines, our revenues and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue to return from recent depressed levels the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders with our customers. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures.

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

We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries. We presently conduct our international sales in the following geographic areas: Africa, the Asia-Pacific Region, Australia, Central and South America, Eastern and Central Europe and the Middle East. There are a number of risks inherent in conducting our business internationally, including:

•	general political and economic instability in international markets, including the war in Iraq, could impede our ability to deliver our products and services to customers and harm our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	potentially adverse taxes could adversely affect our results of operations;

•	complex foreign laws and treaties could affect our ability to compete; and

•	difficulties in collecting accounts receivable could adversely affect our results of operations.

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

We currently have been granted three patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control, and most recently, we have been granted a patent concerning a monitor and control system for satellite communications networks and the like. We have two other patents pending in the United States, one for implementing facsimile and data communications using Internet protocols and another for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm, and GSI in the United States and various other countries, and have been granted registrations for some of these terms in the United States, Europe and Russia. We have received trademark registrations for NetSat in the United States, the European Community, Russia, Singapore and Brazil. We have various other trademarks and service marks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is highly volatile.

From April 1, 2003 through March 31, 2004, our closing stock price ranged from a low of $2.45 per share to a high of $7.29 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, bylaws and Section 203 of the General Corporation Law of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have a poison pill in place and employment provisions with our senior executives have change of control provisions that could make an acquisition of us by a third party more difficult.

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

Our objective to managing the exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the nine months ended March 31, 2004 and the fiscal year ended June 30, 2003, we had no such foreign currency forward contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d- 14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

(b)	There have been no significant changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)    Exhibits

Index to Exhibits:

Exhibit No.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)

Date: May 17, 2004	/s/ DAVID E. HERSHBERG
David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 17, 2004	/s/ ANDREW C. MELFI
Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).