Form 10-K
period 2004-06-30
GLOBECOMM SYSTEMS INC
filed 2004-09-28
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes No

As of September 23, 2004, there were 14,832,024 shares of the registrant's common stock, $0.001 par value, outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $100.7 million based on the last reported sale price on the Nasdaq National Market on that date.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Globecomm Systems Inc. relative to the 2004 Annual Meeting of Stockholders to be held on November 17, 2004, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

Globecomm Systems Inc., or Globecomm, was incorporated in Delaware in August 1994. We provide end-to-end value-added satellite-based communication solutions by leveraging our core satellite ground segment systems and network capabilities, with the satellite communication services capabilities that are generally provided by our wholly-owned subsidiary, NetSat Express, Inc., or NetSat. The solutions we offer include general contracted complex communications networks, militarized commercial off the shelf products and services, voice over Internet Protocol (or VOIP), video broadcast, business recovery, satellite based terrestrial restoral, content delivery and other networks on a global basis. To provide these solutions, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain these communications services on an ongoing basis. Our customers generally have network service requirements that require point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities, and include communications service providers, commercial enterprises, Internet Service Providers, or ISPs, content providers and government entities. Our solutions business is built on the foundation of our core business as a supplier of ground segment systems and networks for satellite-based communications. We provide these ground segment systems and networks on a contract basis. These implementations include the necessary hardware and software to support a wide range of network applications using satellite, broadcast and terrestrial technologies.

Solutions and Products

Our Ground Segment Systems and Networks

We design, engineer, integrate and install satellite-based ground segment systems and network solutions for the complex and changing communications requirements of our customers. Our satellite ground segment systems typically consist of earth stations and ancillary subsystems. An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. Our complex communication network solutions may include wireless local loop, microwave links or fiber optic links for the transmission of communications traffic to a central office, video broadcast systems or ancillary equipment, such as generators for emergency power requirements. Our customizable modular earth stations may be sold separately as stand-alone ground segment systems or may be used as building blocks to be integrated into a complete ground segment system or network. We believe that this modular approach allows us to engineer our satellite ground segment systems and networks to serve client-specific service requirements rapidly, cost-effectively and efficiently with minimal site preparation. All of our earth stations are configurable to conform to applicable satellite standards.

Modular Building Block Earth Station MBB 2001.    These earth stations provide point-to-point high-capacity data links and hubs for satellite networks. Generally, all electronics are housed in an indoor equipment enclosure.

Commercial Terminal CTF 2001TM    This family of earth stations encompasses a range of general purpose, medium-capacity earth stations, and is principally used by corporate, common carrier and government networks. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. The satellite modem is housed in an indoor equipment enclosure.

Compact Earth Station CES 2001TM    We designed this family of digital earth stations to be used principally to provide limited capacity to areas with limited or no telecommunications infrastructure. These earth stations integrate radio frequency and satellite modem components into one antenna mounted package.

MIL-COTS Transportable Earth StationsTM    We designed this family of militarized transportable earth stations primarily for United States and international government customers. This transportable system group is comprised of transportable and flyaway earth stations designed to be quickly deployed and operated anywhere in the world in military tactical environments. The latest models include auto-acquisition flyaway satellite terminals and HMMWV (High-Mobility Multipurpose Wheeled Vehicle) mounted satellite terminals that incorporate the latest commercial off the shelf, or COTS, satellite equipment technology that meet the stringent requirements of military tactical operations.

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

Globally, telecommunications networks are moving rapidly toward Internet Protocol based networks and services based on the lower cost of implementation and the flexibility these networks offer. Satellite-based communications complement this trend as many of the regions in the world lack the next generation terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the growth in traffic. We are a network service provider that offers next generation network services to communication service providers, ISPs, enterprises, broadcasters and governments around the world. We combine satellite and terrestrial communications networks to provide customers high-speed access services to the United States Internet backbone, corporate headquarters, government offices, as well as the public switched telephone network. We currently have customers for which we are providing such network services in Africa, the Middle East, Central and South America, Eastern and Central Europe and the Asia Pacific Region.

Standardized Services

SkyborneSM    This service offering provides point to multipoint content delivery of multimedia content. Skyborne is a video, audio and data satellite solution that serves retailers, enterprises, broadcasters, and government agencies. SkyBorne's mission is to provide highly customized and cost-effective broadcast and value-added solutions to these market segments. There are a number of market trends that may require the SkyBorne solution. Certain retailers are implementing video promotions within their retail outlets and have developed cost models that are leading them to deploy nationwide digital signage networks. Corporations are using streaming and stored video for training and internal communications and are finding that their current terrestrial infrastructures are not able to meet the demands of video. Retailers desire customization of video and audio in their outlets and are looking for technologies which allow increased flexibility and customization. Training has become a more important focus for many enterprises, especially retailers, due to increased rates of turnover and the quickening pace of market and technology changes.

Access PlusTM    This service offering provides point to point and point to multipoint Internet connectivity for ISPs, service providers, broadcast, government and enterprise customers. These services provide asymmetrical forward and return links optimized for Internet applications. We offer two way satellite Internet connectivity as well as one way satellite Internet connectivity with terrestrial return. Our Internet access services, marketed under the Access PlusTM brand name, provide high-speed access to the United States Internet backbone. As part of this offering we provide the necessary satellite transmission services, terrestrial transit and routing services, earth stations and installation services.

VOIP Backhaul.    This service offering provides backbone connectivity services for service providers in order to connect public switched telephone networks to international long distance carriers through a VOIP based satellite link. This allows service providers overseas to contract with us to act as their gateway to a large number of international carriers.

Video Broadcast.    This service offering provides video turnaround service for a growing number of ethnic channels in the United States for broadcasting to audiences overseas and for internationally produced channels for broadcasting to audiences in the United States.

VSAT Services.    This service offers two way very small aperture terminals, or VSAT, services for Internet Access, voice services, and terrestrial network restoral services. This service provides the backbone to a number of our end-to-end solutions.

Field Services, Preventive Maintenance and Help Desk.    These services are offered as part of end-to-end solutions and as standalone services for hardware companies and service providers. When sold to customers on a standalone basis, these outsourced services leverage the facilities and operations staff we have in place to provide our end-to-end solutions.

Solution Offerings

We have created customizable solution offerings based on our core satellite ground segment systems and network capabilities and satellite communication services to serve our customers. These customizable solution offerings include:

Managed Satellite–Terrestrial Network.    This solution allows customers to outsource entire satellite-terrestrial based communication networks to us. We are capable of providing a "one stop shopping" solution including licensing, facilities construction and operation and maintenance anywhere in the world.

Next Generation Video Broadcasts.    We provide video broadcast services to large enterprises in the United States as well as to content owners. Our value proposition includes the ability to evolve to next generation Internet Protocol based video broadcast services and high quality customer account management. We provide field services for the installation and maintenance of VSAT terminals and related facilities at customer locations anywhere in the world. We have created next generation solutions to allow our customers to evolve their networks to interactive distance learning, merchandizing, corporate communications and video on demand services.

Hybrid Satellite/Cellular Hosted Switch.    We are introducing this solution to allow the sharing of the investment in the mobile switch infrastructure and network operations expenses among many service provider customers. This solution is being offered from our Long Island International Teleport to customers in North and South America, Africa, Europe and the Middle East. We will implement base station infrastructure for our service provider customers and operate and maintain the associated cellular switching center on an outsource basis. Our patent pending technology is being used for this solution, including distributed soft switch technology via satellite.

VOIP Packet Voice ("Clear Packet").    This solution provides VOIP via satellite that provides toll quality (i.e., carrier class) voice services for locations where terrestrial fiber is not available or where it does not meet customer cost or quality requirements. We call these "Clear Packet" voice solutions because we connect at the customer's end to a toll quality local switched voice infrastructure and we connect at our end (i.e., United States termination/origination point) to toll quality public switched infrastructure from United States carriers. We are a licensed international carrier and have negotiated agreements to terminate and originate international traffic at our Long Island International Teleport.

Disaster Recovery/Business Restoral.    We offer call center restoral solutions as a subcontractor to Agility Recovery Solutions in the United States. This provides Agility's customers protection against communication and facility outages. Once an emergency is declared, we restore their communications services within 48 hours. We provide the satellite-terrestrial network behind Agility's offerings and in other cases provide disaster recovery solutions directly to end customers.

Satellite Based Terrestrial Restoral.    This solution restores communications when terrestrial based services are interrupted. It is well suited for customers with multiple locations that currently have two terrestrial providers, one primary and one backup service. In this scenario, customers are finding that the terrestrial backup service is subject to failure at the same time the primary service fails. We have developed an Internet Protocol satellite network solution to backup frame relay and other terrestrial services. This solution automatically routes traffic through the satellite backup network if the terrestrial service fails at any location in the customer's network. We are currently demonstrating this offering for a number of potential customers.

Hosted Direct to Home Broadcast Center.    We have developed a solution that provides all the functionality required for a new service provider to enter the direct to home service business with a minimal capital investment. We have built this solution at our Long Island International Teleport for one of our customers. In addition, we are providing on-going monitoring and operational services for this customer. This facility includes television program acquisition (i.e., satellite downlink acquisition, as well as terrestrial program acquisition), program coding, program multiplexing and transmission, subscriber management and conditional access.

General Contracted Complex Communications Networks.    We have developed a variety of general contracted complex communications networks for Angola, the Island Nation of Tonga and Afghanistan. These infrastructure programs require skills in many disciplines and we are qualified to bring those skills together at competitive costs and in a short time. These projects include the engineering, integration and deployment of complete turn-key solutions comprised of Internet Protocol based microwave, cellular, broadband wireless, satellite, and fiber optic networks along with international gateway access. We also provide ongoing operations and maintenance of these networks.

Supervisory, Control and Data Acquisition, or SCADA Network.    We offer SCADA infrastructure and service solutions to monitor critical infrastructure. These satellite based solutions leverage low cost Internet Protocol VSAT technology to monitor oil/gas pipelines, electrical power generation and distribution facilities and other critical infrastructure spread over large geographic areas. We provide monitoring services for critical infrastructure for our customers who want to outsource these services or need us to back up their own monitoring center.

Our solutions continue to evolve based on changes in markets and technology. These solution sets position us to leverage the value in our offerings by providing one stop shopping solutions including communications infrastructure, network services and related back office services, as required.

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

Our corporate sales offices sell and market our communications services and ground segment systems and networks in the United States and internationally. We have a corporate sales offices in Washington D.C. to service the U.S. Government, in Dubai, United Arab Emirates to service the Middle East and East Asia, in Hong Kong to service the Asia Pacific region and China and in Newcastle, United Kingdom to service the European Community through our Globecomm Systems Europe Limited subsidiary. The corporate sales offices work with the regional business teams and/or the NetSat service team to make proposals and negotiate contracts.

Our regional business teams, located in Hauppauge, New York, sell and market our communications services and ground segment systems and networks internationally in concert with the corporate sales offices. These regional business teams are responsible for orders and programs in the regions to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have business teams responsible for the Americas, the Asia Pacific region, Africa, the Middle East and Europe. We also have a business team dedicated to the government marketplace.

These regional business teams work together with the corporate sales offices to identify, develop and maintain customer relationships through local sales representatives, sales executives and account managers. Together, they develop close and continuing relationships with our customers. Our local sales representatives in these regions provide a local presence and identify prospective customers for our sales executives. Our account managers may also function as project engineers for network integration and service initiation programs for their accounts. As of June 30, 2004, we employed 36 persons with sales and marketing responsibility, of which 14 are full-time sales executives and 22 have dual engineering and sales and marketing responsibilities. We believe this account management focus provides continuity and loyalty between our customers and us. We also believe that our approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for the new products and services that we develop. In addition, we obtain sales leads for new customers through referrals from industry suppliers.

Our marketing program is intended to build national and international awareness of our brand. We use direct mailings, print advertising to targeted markets and trade publications to enhance awareness and acquire leads for our direct and indirect sales teams. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters and various industry associations. We also provide marketing information on our web site and conduct joint marketing programs with sales representatives in various regions to reach new customers.

Customers

We have established a diversified base of customers in a variety of industries. Our customers include communications services providers, commercial enterprises, multinational corporations, ISPs, broadcasters and other content providers and government entities. We typically rely upon a small number of customers for a large portion of our revenues. One major customer, the United Nations, accounted for approximately 11% of our consolidated revenues for the fiscal year ended June 30, 2004. We expect that in the near term a significant portion of our revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base.

Backlog

At June 30, 2004, our backlog was approximately $75.4 million compared to approximately $58.0 million at June 30, 2003. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2004, $49.2 million, or approximately 65.2%, of our backlog represented contracts with six customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See the section entitled "Risk Factors."

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

Research and Development

We have developed internal research and development resources in Internet Protocol networks, content delivery networks, broadcast systems, network management systems and system products. The costs of developing new technologies are funded partially by the investments made by us and partially by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on developing content delivery network services for our enterprise customers, broadcast systems technology for our broadcast customers, network management system products for all our earth terminal and network customers and customizable systems for our government customers. For the years ended June 30, 2004, 2003 and 2002, we have incurred approximately $1.3 million, $0.8 million, and $1.2 million, respectively, in internal research and development expenses.

Competition

In the satellite ground segment systems and networks market, we believe that our ability to compete successfully is based primarily on management's reputation and the ability to provide a solution that meets the customer's requirements, including competitive pricing, performance, on-time delivery, reliability and customer support.

In the communications services market, we believe that our ability to compete successfully is based primarily on our reputation and providing prompt delivery and initiation of service, competitive pricing, consistent and reliable connections and high-quality customer support.

Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators like ITT, Data Path and Global Communication Services and (2)

equipment manufacturers who also provide integrated systems, like Andrew Corporation, Tripoint Global, Alcatel and ND Satcom AG.

In the end-to-end satellite-based communication solutions and communications services markets, we compete with other satellite communication companies who provide similar services, like Verestar and Convergent Media Systems. In addition, we may compete with other communications services providers like Echostar and AT&T, and satellite owners like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next two or three years.

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

We currently have been granted three patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control and one for a monitor and control system for satellite communications networks and the like. We have two other patents pending in the United States, one for implementing facsimile and data communications using Internet Protocols and another for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet Protocols. We also intend to seek additional patents on our technology, if appropriate. We have received trademark registration for Globecomm Systems Inc. in the United States, the European Community, Russia and the People's Republic of China; for GSI in the United States and Russia; and for NetSat Express in the United States, the European Community, Russia, Singapore and Brazil. We have also received trademark registrations in the United States for Wide Area Network Anywhere, MBB2001, CTF2001, CES2001 and AXXSYS, which relate to our customizable modular earth stations; for Impact, which relates to our customizable ISP solutions; and for the GSI and NetSat logos. We have other trademarks and service marks pending and intend to seek registration of other trademarks and service marks in the future.

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

Common Carrier Regulation

We currently provide services to our customers on a private carrier and on a common carrier basis. Our operations as a common carrier require us to comply with the FCC's requirements for common carriers. These requirements include, but are not limited to, providing our rates and service terms, being forbidden from unjust and unreasonable discrimination among customers, notifying the FCC before discontinuing service and complying with FCC equal employment opportunity regulations and reporting requirements.

We do not currently provide telecommunications services between points in the same state and so are exempt from state regulation of our services. However, we could become subject to state telecommunications regulations if we do provide intrastate telecommunications services.

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

We anticipate that a substantial portion of our, or NetSat's, Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into their country than that which is generally applicable in the United States. Examples of this include privacy regulations in Europe and content restrictions in countries, such as the People's Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services, or increase our cost of doing business or otherwise negatively affect our business. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. These changes could reduce demand for our products and services or could increase our cost of doing business as a result of costs of litigation or increased product development costs.

Telecommunications Taxation, Support Requirements and Access Charges

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

Internet services are currently exempt from charges that long distance telephone companies pay for access to the networks of local telephone companies in the United States. Efforts have been made from time to time, and may be made in the future, to eliminate this exemption. If these access charges are imposed on telephone lines used to reach ISPs and/or if flat rate telephone services for Internet access are eliminated or curtailed, the cost to customers who access our satellite facilities using telephone company-provided facilities could increase to an extent that could discourage the demand for our services. Likewise, the demand for our services in other countries may be affected by the availability and cost of local telephone or other telecommunications facilities to reach our facilities or the facilities of our customers.

Export of Telecommunications Equipment

The sale of our ground segment systems, networks, and communications service solutions outside the United States is subject to compliance with the regulations of the United States Export Administration and, in certain instances, with International Traffic in Arms regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into or implement our services in some countries, these products or services must satisfy the technical requirements of the particular country. If we were unable to comply with these requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2004, we had 155 full-time employees, including 74 in engineering and program management, 38 in the manufacturing, operations support, and network operations, 14 in sales and marketing and 29 in management and administration. Our employees are not covered by any collective-bargaining agreements. We believe that our relations with our employees are good.

Item 2.    Properties

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices and production facilities, as well as the offices and the network operations center of NetSat. We lease office space at a monthly fee of approximately $3,800 for office and operations facilities for our wholly-owned subsidiary, Globecomm Systems Europe Limited, in the United Kingdom. In addition, we have a lease for office space in Hong Kong at a monthly rental fee of approximately $1,900, a lease for office space in Dubai at a monthly rental fee of approximately $2,000 and another lease for space in Washington DC at a monthly rental fee of approximately $1,600.

Item 3.    Legal proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock is quoted on the Nasdaq National Market under the symbol "GCOM." The fiscal 2004 and 2003 high and low sales prices are as follows:

	High	Low
2004
Quarter ended September 30, 2003	$5.00	$3.05
Quarter ended December 31, 2003	7.29	3.75
Quarter ended March 31, 2004	7.00	4.36
Quarter ended June 30, 2004	6.90	4.67

2003
Quarter ended September 30, 2002	5.70	2.40
Quarter ended December 31, 2002	4.75	2.60
Quarter ended March 31, 2003	3.99	2.34
Quarter ended June 30, 2003	4.25	2.45

At September 23, 2004, there were approximately 3,500 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq National Market on September 23, 2004, our market price per share was $7.18.

As of June 30, 2004, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2004

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	3,358,892	$7.05	269,090
Equity compensation plans not approved by security holders	55,825	$8.07	—
Total	3,414,717	$7.06	269,090

The equity compensation plans that were adopted without the approval of the security holders relate to outstanding warrants. During November 1996, we issued ten-year warrants to five consultants to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07 in consideration for services rendered.

Item 6.    Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the periods ended June 30, have been derived from our audited consolidated financial statements. EBITDA represents loss before minority interests in operations of our consolidated subsidiary, interest income, interest expense, provision for income taxes, depreciation and amortization expense, a gain on the sale of consolidated subsidiary's common stock, a gain on sale of investment and a gain on sale of available-for-sale securities. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA is not meant to be considered a substitute or replacement for net loss as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues.

Selected Financial Data
(In thousands, except per share data)

	Years Ended June 30,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenues from ground segment systems, networks and enterprise solutions	$73,305	$40,125	$64,101	$78,744	$69,584
Revenues from data communications services	13,931	13,903	22,478	24,170	8,987
Total revenues	87,236	54,028	86,579	102,914	78,571
Costs and operating expenses:
Costs from ground segment
systems, networks and enterprise
solutions	63,282	39,447	57,083	70,907	60,634
Costs from data communications
services	12,992	17,796	26,705	22,661	10,101
Selling and marketing	4,808	6,042	6,735	7,235	6,139
Research and development	1,328	800	1,185	850	784
General and administrative	6,529	9,423	11,970	9,822	8,797
Asset impairment charge	—	—	237	2,857	—
Restructuring charge	—	—	—	1,950	—
Total costs and operating expenses	88,939	73,508	103,915	116,282	86,455
Loss from operations	(1,703)	(19,480)	(17,336)	(13,368)	(7,884)
Other income (expense):
Interest income	271	422	1,030	3,194	1,727
Interest expense	—	(539)	(957)	(6,579)	(2,522)
Gain on sale of consolidated
subsidiary's common stock	—	—	—	—	2,353
Gain on sale of available-for-sale securities	91	—	—	—	—
Gain on sale of investment	—	—	—	304	—
Loss before income taxes and minority interests in operations of consolidated subsidiary	(1,341)	(19,597)	(17,263)	(16,449)	(6,326)
Provision for income taxes	—	—	—	(1,600)	—
Loss before minority interests in operations of consolidated subsidiary	(1,341)	(19,597)	(17,263)	(18,049)	(6,326)
Minority interests in operations of consolidated subsidiary	—	—	—	(650)	2,745
Net loss	$(1,341)	$(19,597)	$(17,263)	$(18,699)	$(3,581)
Basic and diluted net loss per common share	$(0.10)	$(1.56)	$(1.36)	$(1.55)	$(0.36)
Weighted-average shares used in the calculation of basic and diluted net loss per common share	13,346	12,565	12,707	12,060	10,016

	Years Ended June 30,
	2004	2003	2002	2001	2000
Other Operating Data:
Net loss	$(1,341)	$(19,597)	$(17,263)	$(18,699)	$(3,581)
Other expense (income)	(362)	117	(73)	3,081	(1,558)
Minority interest in operations of consolidated subsidiary	—	—	—	650	(2,745)
Provision for income taxes	—	—	—	1,600	—
Depreciation and amortization	3,097	3,532	3,661	7,229	3,347
EBITDA	$1,394	$(15,948)	$(13,675)	$(6,139)	$(4,537)
Cash flows provided by (used in) operating activities	1,613	(14,714)	(2,942)	(11,823)	(8,925)
Cash flows used in investing activities	(1,871)	(1,712)	(2,387)	(7,446)	(361)
Cash flows provided by (used in) financing activities	6,421	(310)	(1,018)	(982)	62,614
Capital expenditures, net of non-cash capital lease expenditures	1,267	1,732	1,687	5,350	6,926
Backlog at end of year	75,444	58,006	80,269	101,013	100,139

	June 30,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$28,252	$22,016	$38,708	$45,038	$65,289
Working capital	30,052	22,040	43,702	60,399	74,531
Total assets	73,475	70,344	100,297	124,999	222,754
Long-term liabilities	987	1,303	12,693	13,446	96,355
Minority interests in consolidated subsidiary	—	—	—	—	126
Series A participating preferred stock of consolidated subsidiary	—	—	—	—	5,000
Total stockholders' equity	52,806	47,437	67,040	85,141	90,524

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

Our business had been adversely affected, and to some extent continues to be affected, by the recent global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. Recently, we have seen improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace. However, some of the adverse consequences of the downturn continue to impact pricing and competition and we may experience a decline in bookings of contract orders as customers and prospects delay projects, which will negatively impact our business and prospects in the future. We also may be negatively impacted in the future by a reduction in opportunities from U.S. Government and government related agencies.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts is typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer's contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.

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

Results of Operations

Fiscal Years Ended June 30, 2004 and 2003

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues from ground segment systems, networks and enterprise solutions increased by $33.2 million, or 82.7%, to $73.3 million for the fiscal year ended June 30, 2004 from $40.1 million for the fiscal year ended June 30, 2003. The increase in revenues was primarily the result of increased infrastructure sales in the U.S. Government and government related entities marketplace, coupled with increased sales due to a general overall improvement in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress.

Revenues from Data Communications Services.    Revenues from data communications services were consistent at $13.9 million for the fiscal years ended June 30, 2004 and 2003. A significant portion of these revenues was derived from sales of our Access Plus™ service. We expect a shift in revenues from Access Plus™ to other service offerings in the future.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $23.8 million, or 60.4%, to $63.3 million for the fiscal year ended June 30, 2004 from $39.4 million for the fiscal year ended June 30, 2003. The increase is attributable to a higher revenue base. Costs as a percentage of related revenues decreased to 86.3% for the fiscal year ended June 30, 2004 from 98.3% for the fiscal year ended June 30, 2003. The decrease was mainly attributable to cost overruns incurred on a major project during the year ended June 30, 2003 and increased margin on revenues related to U.S. Government and government related entities projects during the year ended June 30, 2004.

Costs from Data Communications Services.    Costs from data communications services decreased by $4.8 million, or 27.0%, to $13.0 million for the fiscal year ended June 30, 2004 from $17.8 million for the fiscal year ended June 30, 2003. Costs as a percentage of related revenues decreased to 93.3% for the fiscal year ended June 30, 2004 from 128.0% for the fiscal year ended June 30, 2003. The decrease in costs was primarily due to agreements reached with two of our vendors during February 2003 and October 2002, in which we significantly reduced our space segment transponder costs and obligations.

Selling and Marketing.    Selling and marketing expenses decreased by $1.2 million, or 20.4%, to $4.8 million for the fiscal year ended June 30, 2004 from $6.0 million for the fiscal year ended June 30, 2003. The decrease was primarily due to reduced salary, salary related expenses, and travel and living costs for sales and marketing personnel as part of our cost-cutting initiatives.

Research and Development.    Research and development expenses increased by $0.5 million, or 66.0%, to $1.3 million for the fiscal year ended June 30, 2004 from $0.8 million for the fiscal year ended June 30, 2003. The increase was due to product research and development initiatives associated with projects currently in progress, research efforts in remote video monitoring systems and internal development of new monitoring and control technologies.

General and Administrative.    General and administrative expenses decreased by $2.9 million, or 30.7%, to $6.5 million for the fiscal year ended June 30, 2004 from $9.4 million for the fiscal year ended June 30, 2003. As a percentage of revenues, general and administrative expenses decreased to 7.5% for the fiscal year ended June 30, 2004 from 17.4% for the fiscal year ended June 30, 2003 primarily due to the increase in revenues. On an absolute basis, the decrease in general and administrative expenses for the fiscal year ended June 30, 2004 is primarily due to the non-recurrence of a $1.5 million allowance for uncollectible accounts receivable from a major customer recorded in the fiscal year ended June 30, 2003, a reduction in legal expenses related to a settlement reached with a customer in the Middle East, along with reduction in salaries due to our cost cutting initiatives.

Interest Income.    Interest income decreased by $0.2 million, or 35.8%, to $0.3 million for the fiscal year ended June 30, 2004 from $0.4 million for the fiscal year ended June 30, 2003. The decrease was due the reduction of the average balance of cash and cash equivalents due to the cash used in our operations during the fiscal year ended June 30, 2003 along with a reduction in the interest rates.

Interest Expense.     Interest expense decreased by $0.5 million to zero for the fiscal year ended June 30, 2004 from $0.5 million for the fiscal year ended June 30, 2003. The decrease was due to the termination of our capital lease obligation in February 2003.

Gain on Sale of Available-for-Sale Securities.    The gain on sale of available-for-sale securities of $0.1 million for the fiscal year ended June 30, 2004, related to the sale of an investment that resulted in proceeds of $0.4 million in the year ended June 30, 2004.

Fiscal Years Ended June 30, 2003 and 2002

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues from ground segment systems, networks and enterprise solutions decreased by $24.0 million, or 37.4%, to $40.1 million for the fiscal year ended June 30, 2003 from $64.1 million for the fiscal year ended June 30, 2002. The decrease related to a decrease in shipment and/or completion of contracts as a result of a decline in bookings of contract orders due to the continued uncertainty surrounding the global economic slowdown in the telecommunications industry, resulting in customers and prospects continuing to delay projects.

Revenues from Data Communications Services.     Revenues from data communications services decreased by $8.6 million, or 38.1%, to $13.9 million for the fiscal year ended June 30, 2003 from $22.5 million for the fiscal year ended June 30, 2002. The decrease reflected changes in market conditions, including the global economic slowdown in the telecommunications industry, pricing pressures in the marketplace and penetration of fiber into areas where we have traditionally provided services, coupled with the termination of services from our largest Middle East customer in August 2002. During February 2003 and October 2002, pursuant to agreements reached with two of our vendors, we assigned contracts with future revenues of $35.8 million, which reduced our monthly recurring revenues by approximately $0.4 million.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions decreased by $17.6 million, or 30.9%, to $39.4 million for the fiscal year ended June 30, 2003 from $57.1 million for the fiscal year ended June 30, 2002. The decrease was attributable to a lower revenue base. Costs as a percentage of related revenues increased to 98.3% for the fiscal year ended June 30, 2003 from 89.1% for the fiscal year ended June 30, 2002. The increase was mainly attributable to competitive margin pressure and a $4.4 million charge, principally in the fourth quarter, related to a major customer for costs to complete certain contracts.

Costs from Data Communications Services.    Costs from data communications services decreased by $8.9 million, or 33.4%, to $17.8 million for the fiscal year ended June 30, 2003 from $26.7 million for the fiscal year ended June 30, 2002. Costs as a percentage of related revenues increased to 128.0% for the fiscal year ended June 30, 2003 from 118.8% for the fiscal year ended June 30, 2002. The decrease in costs was primarily due to agreements reached with two of our vendors during February 2003 and October 2002, in which we significantly reduced our space segment transponder costs and obligations. These agreements will continue to reduce our future monthly space segment costs. The increase as a percentage of related revenue was due to a lower revenue base resulting from the termination of services from our largest Middle East customer in August 2002, the assignment of $35.8 million in contract revenues and payments of $4.1 million for termination fees related to our agreements to reduce our space segment transponder obligations.

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

General and Administrative.    General and administrative expenses decreased by $2.5 million, or 21.3%, to $9.4 million for the fiscal year ended June 30, 2003 from $12.0 million for the fiscal year ended June 30, 2002. General and administrative expenses as a percentage of revenues increased to 17.4% for the fiscal year ended June 30, 2003 from 13.8% for the fiscal year ended June 30, 2002, primarily due to the decrease in revenues. The decrease in general and administrative expenses for the fiscal year ended June 30, 2003 primarily resulted from the non-recurrence of a $3.2 million allowance for uncollectible accounts receivable from our largest Middle East customer in the fiscal year ended June 30, 2002 (of which $1.0 million was recovered during the fourth quarter of fiscal year ended June 30, 2003), offset by the recording of a $1.5 million expense provision related to the risk of non-collection of a receivable from a major customer and an increase in insurance premiums.

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

Quarterly Results

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2004. We believe that this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended,
	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues from ground segment systems, networks and enterprise solutions	$17,427	$18,956	$19,891	$17,031	$10,876	$9,231	$11,854	$8,164
Revenues from data communications services	3,387	3,305	3,809	3,430	3,170	3,261	3,202	4,270
Total revenues	20,814	22,261	23,700	20,461	14,046	12,492	15,056	12,434
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	14,000	16,180	17,798	15,304	12,001	8,967	10,787	7,692
Costs from data communications services	3,381	3,138	3,255	3,218	3,326	3,697	4,484	6,289
Selling and marketing	1,347	1,219	1,126	1,116	1,282	1,513	1,615	1,632
Research and development	375	242	236	475	247	131	157	265
General and administrative	1,414	2,118	2,103	893	2,772	2,277	2,418	1,956
Total costs and operating expenses	20,517	22,897	24,518	21,006	19,628	16,585	19,461	17,834
Income (loss) from operations	297	(636)	(818)	(545)	(5,582)	(4,093)	(4,405)	(5,400)
Other income (expense):
Interest income	80	63	66	62	63	73	116	170
Interest expense	—	—	—	(1)	—	(76)	(230)	(233)
Gain on sale of available-for-sale securities	—	—	91	—	—	—	—	—
Net income (loss)	$377	$(573)	$(661)	$(484)	$(5,519)	$(4,096)	$(4,519)	$(5,463)
Basic and diluted net income (loss) per common share	$0.03	$(0.04)	$(0.05)	$(0.04)	$(0.44)	$(0.33)	$(0.36)	$(0.43)
Weighted-average shares used in the calculation of basic net income (loss) per common share	14,141	14,100	12,575	12,576	12,555	12,557	12,566	12,583
Weighted-average shares used in the calculation of diluted net income (loss) per common share	14,593	14,100	12,575	12,576	12,555	12,557	12,566	12,583

We may continue to experience significant quarter-to-quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See section entitled "Risk Factors."

Liquidity and Capital Resources

At June 30, 2004, we had working capital of $30.1 million, including cash and cash equivalents of $28.3 million, restricted cash of $1.9 million, net accounts receivable of $14.3 million, inventories of $3.9 million and prepaid expenses and other current assets of $1.3 million, offset by $15.5 million in accounts payable, $1.1 million in deferred revenue and $3.1 million in accrued expenses and other current liabilities.

Net cash provided by operating activities during the fiscal year ended June 30, 2004 was $1.6 million, which primarily related to an increase in accounts payable of $4.7 million relating to the increase in revenues and the timing of vendor payments, a decrease in inventories of $7.5 million due to the timing of shipments on certain jobs, and non-cash items representing depreciation and amortization expense of $3.1 million primarily related to the network operations center and satellite earth station equipment. These amounts provided were partially offset by the net loss of $1.3 million, an increase in accounts receivable of $5.4 million due to the increase in revenues and a decrease in deferred revenues of $6.6 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts.

Net cash used in investing activities during fiscal year ended June 30, 2004 was $1.9 million, which related to the purchase of $1.3 million of fixed assets primarily for our network operations center in order to support our existing service base and an increase in restricted cash of $1.3 million based on certificates of deposit issued as collateral for specific projects, offset by proceeds received of $0.4 million from the sale of available-for-sale securities and a repayment of a $0.3 million promissory note from a related party.

Net cash provided by financing activities during fiscal year ended June 30, 2004 was $6.4 million. In December 2003, we completed a private placement transaction of equity securities where we issued 1,500,000 shares of common stock at a price of $4.50 per share for an aggregate price of $6,750,000 and issued warrants to purchase up to 750,000 shares of common stock at an exercise price of $5.50 per share. We incurred total expenses of approximately $0.6 million, of which approximately $0.5 million represented placement agent commissions and approximately $0.1 million represented other offering expenses. The net proceeds to the Company after deducting total expenses were approximately $6.2 million. We also received $0.6 million of proceeds from the exercise of stock options and sale of common stock in connection with the employee stock purchase plan purchase, offset by the purchase of $0.3 million of treasury stock.

In September 2003, we entered into a one-year credit agreement with our existing bank, which provides for a working capital credit facility of up to $7.5 million consisting of a $3.75 million secured domestic line of credit (the "Domestic Line") and a $3.75 million Export-Import Bank secured guaranteed line of credit (the "EXIM Line"). We will be advanced up to 80% of eligible domestic accounts receivable and 90% of eligible foreign accounts receivable under each respective line of credit, as defined in the agreement. In March 2004, we amended the agreement to allow us to borrow up to $7.5 million against the Domestic Line, reduced by borrowings against the EXIM Line. The amendment also provided eligibility of up to 50% of the amount of our cash and cash equivalents at the bank, up to the $7.5 million. In June 2004, we amended the agreement to allow us to borrow up to $10.5 million. Each line of credit bears interest at the greater of 6.0% or the prime rate plus 2.0% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under each line of credit. In addition, the credit agreement contained certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance with at June 30, 2004. As of June 30, 2004, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $8.6 million, which were applied against and reduced the amounts available under this credit facility.

We are currently negotiating a new credit facility with our existing bank. Our current credit agreement has been extended until October 31, 2004, while we finalize the terms of a new agreement. We have received bank funding approval for a new credit facility up to $16.5 million with similar terms to our current credit agreement. We anticpate entering into a formal agreement prior to October 31, 2004.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2009. Future minimum lease payments due on these leases through June 30, 2005 are approximately $5.7 million.

We have reached a $4.0 million settlement with a major customer and received initial payments of $3.5 million ($3.0 million of which was received in July 2004). This settlement will result in a non-recurring gain of approximately $1.9 million, which will be reflected in our fiscal first quarter ending September 30, 2004.

On November 7, 2001, the Board of Directors authorized a stock repurchase program whereby we can repurchase up to $2.0 million of our outstanding stock, representing approximately 3.7% of the total shares outstanding on that date. Since November 2001, we have repurchased an aggregate of 317,606 shares for approximately $1.7 million. The timing, price, quantity and manner of future purchases will be at the discretion of management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may experience negative cash flows due to quarter to quarter operating performance.

NetSat has had, and we expect it will continue to have, working capital and additional capital expenditure requirements, which have, and may continue to put increased pressure on our capital resources.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the extent to which we must conduct research and development efforts internally. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2005. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with a war, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. In particular, we currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and research and development activities and further reductions in headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

Contractual Obligations and Commercial Commitments

At June 30, 2004, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$17,710	$5,691	$9,037	$2,982	$—
Total contractual cash obligations	$17,710	$5,691	$9,037	$2,982	$—

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commercial Commitments
Standby letters of credit	$8,650	$939	$7,711	$—	$—
Total commercial commitments	$8,650	$939	$7,711	$—	$—

During fiscal 2001, we entered into two thirty-six month operating lease agreements for satellite space segment transponders on two satellites that were expected to be launched in late 2002 and be operational by March 2003. Future payments due on such agreements through fiscal 2007 are approximately $6.0 million. Such satellite space segment services are scheduled to begin when the satellite transponders are commercially operational, as defined in the agreements. During fiscal 2003, we learned that the vendor had experienced significant delays in the planned launch and operational dates for the satellites. As a result of these delays, we maintained that we had a right to terminate the contracts without cost and have provided notification of such termination. The vendor denied our assertion that we had a right to terminate the contracts without cost. In March 2004, we reached a settlement with the vendor wherein we agreed to terminate the contracts and use our best efforts to purchase new space segment requirements from the vendor, for up to a total contracted value of $1.0 million. In the event we do not enter into $1.0 million of new contracts by March 2006, we have agreed to pay the vendor a fixed settlement amount of $0.2 million, which has been included in the "Contractual Obligations" amounts shown above.

Related Party Transactions

During January 2003, pursuant to a letter agreement we consolidated the then outstanding loan and advances receivable from an individual who is a former executive officer and a current employee into a $0.3 million promissory note. Under the terms of the letter agreement we will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee, subject to the terms of the letter agreement. In March 2004, the Company forgave the first installment under the promissory note.

Risk Factors

We have a history of operating losses and negative cash flow and our losses may continue.

We have incurred significant net losses since we began operating in August 1994. We incurred net losses of $1.3 million during the fiscal year ended June 30, 2004, $19.6 million during the fiscal year ended June 30, 2003 and $17.3 million during the fiscal year ended June 30, 2002. As of June 30, 2004 our accumulated deficit was $75.2 million. We anticipate that we may continue to incur net losses, in any particular quarter, due to the timing of significant projects even if we achieve profitability in the fiscal year ending June 30, 2005. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks declines, our revenue and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue to return from recent depressed levels, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders with our customers. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries. We presently conduct our international sales in the following geographic areas: Africa, the Asia Pacific Region, Central and South America, Eastern and Central Europe and the Middle East. There are a number of risks inherent in conducting our business internationally, including:

•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our products and services to customers and harm our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	potentially adverse taxes could adversely affect our results of operations;

•	complex foreign laws and treaties could affect our ability to compete; and

•	difficulties in collecting accounts receivable could adversely affect our results of operations.

These and other risks could impede our ability to manage our international operations effectively, limit the future growth of our business, increase our costs and require significant management attention.

If NetSat does not execute its business strategy or if the market for its services fails to develop or develops more slowly than it expects, our results of operations will be harmed.

NetSat's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. Despite the settlement agreements which modified and reduced our satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. NetSat has had, and we expect will continue to have, cash requirements, which have and will decrease our cash resources. If NetSat does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

You should not rely on our quarterly operating results as an indication of our future results because they are subject to significant fluctuations, and if we fail to meet the expectations of public market analysts or investors, our stock price could decline significantly.

Our future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

•	delays and/or a decrease in the booking of new contracts;

•	general political and economic conditions in the United States and abroad, including hostilities in Iraq and Afghanistan;

•	the length of time needed to initiate and complete customer contracts;

•	the demand for and acceptance of our existing products and services;

•	the cost of providing our products and services, including the ability to ship and install our products and services in hostile areas;

•	the cost of performance on fixed price contracts;

•	market acceptance of new products and services;

•	the mix of revenue between our standard products, custom-built products and our communications services;

•	the timing of significant marketing programs;

•	our ability to hire and retain additional personnel;

•	the competition in our markets; and

•	difficult global economic conditions and the currency devaluations in international markets, which have adversely impacted and may continue to adversely impact our quarterly results.

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

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators, like ITT, Data Path, and Global Communication Services, and (2) equipment manufacturers who also provide integrated systems, like Andrew Corporation, Tripoint Global, Alcatel and ND Satcom AG.

In the end-to-end satellite-based communication solutions and communications services markets, we compete with other satellite communication companies who provide similar services, like Verestar and Convergent Media Systems. In addition, we may compete with other communications service providers like Echostar and AT&T, and satellite owners like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition and may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

The markets in which we operate have limited barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future. Moreover, our current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address the needs of our current and prospective customers. The potential strategic relationships of existing and new competitors may rapidly acquire significant market share, which would harm our business and financial condition.

If the satellite communications industry fails to continue to develop or new technology makes it obsolete our business and financial condition will be harmed.

Our business is dependent on the continued success and development of satellite communications technology, which competes with terrestrial communications transport technologies like terrestrial microwave, coaxial cable and fiber optic communications systems. Fiber optic communications systems have penetrated areas in which we have traditionally provided services. If the satellite communications industry fails to continue to develop, or if any technological development significantly improves the cost or efficiency of competing terrestrial systems relative to satellite systems, then our business and financial condition would be materially harmed.

We may be unable to raise additional funds to meet our capital requirements in the future.

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through June 30, 2005. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with six customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If any of these customers is unable to implement its business plan, the market for these customers' services declines, or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm and GSI in the United States and various other countries, and have been granted registrations for some of these terms in the United States, Europe and Russia. We have received trademark registrations for NetSat in the United States, the European Community, Russia, Singapore and Brazil. We have various other trademarks and service marks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

Defending against intellectual property infringement claims could be time consuming and expensive, and if we are not successful, could cause substantial expenses and disrupt our business.

We cannot be sure that our products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Prosecuting infringers and defending against intellectual property infringement claims could be time consuming and expensive, and regardless of whether we are or are not successful, could cause substantial expenses and disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and/or may materially disrupt the conduct of, or necessitate the cessation of, our business.

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

Satellites upon which we rely may malfunction or be damaged or lost.

The damage or loss of any of the satellites used by us, or the temporary or permanent malfunction of any of the satellites upon which we rely, would likely result in the interruption of our satellite-based communications services. This interruption would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is highly volatile.

From July 1, 2003 through June 30, 2004, our closing stock price ranged from a low of $3.05 per share to a high of $7.29 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, bylaws and Section 203 of the General Corporation Law of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have a poison pill in place and employment provisions with our senior executives that have change of control provisions that could make an acquisition of us by a third party more difficult.

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

Export of Telecommunications Equipment

The sale of our ground segment systems, networks, and communications services outside the United States is subject to compliance with the regulations of the United States Export Administration and, in certain circumstances, with International Traffic in Arms regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into and implement our services in some countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. During the fiscal years ended June 30, 2004, 2003 and 2002, we had no such foreign currency forward contracts.

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

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter and fiscal year ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) (1) Index to Consolidated Financial Statements

(2) Index to Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation from the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement")).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-8 Registration, File No. 333-112351).
10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant's Registration Statement on Form S-8, File No. 333-70527).
10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K, dated December 3, 1998).

Exhibit No.
10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001).
10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.12	Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.13*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
10.14	Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Registrant (incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.15	Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.16	Loan and Security Agreement, dated as of September 15, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003).
10.17	Loan Modification Agreement, dated as of October 8, 2003, by and between Silicon Valley Bank and the Registrant (filed herewith).
10.18	Second Loan Modification Agreement, dated as of March 2, 2004, by and between Silicon Valley Bank and the Registrant (filed herewith).
10.19	Third Loan Modification Agreement, dated as of June 2, 2004, by and between Silicon Valley Bank and the Registrant (filed herewith).
10.20	Fourth Loan Modification Agreement, dated as of September 24, 2004, by and between Silicon Valley Bank and the Registrant (filed herewith).

Exhibit No.
10.21	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3, File No. 333-112024.
10.22	Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3, File No. 333-112024).
14	Registrant's Code of Ethics and Business Conduct (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.

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

GLOBECOMM SYSTEMS INC.

Date: 9/28/04	By:	/s/ DAVID E. HERSHBERG
David E. Hershberg,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. HERSHBERG	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/28/04

David E. Hershberg

/s/ ANDREW C. MELFI	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/28/04

Andrew C. Melfi

/s/ KENNETH A. MILLER	President and Director	9/28/04

Kenneth A. Miller

/s/ STEPHEN C. YABLONSKI	Senior Vice President, Sales, Marketing and Product Development and Director	9/28/04

Stephen C. Yablonski

/s/ RICHARD E. CARUSO	Director	9/28/04

Richard E. Caruso

/s/ HARRY L. HUTCHERSON Jr.	Director	9/28/04

Harry L. Hutcherson Jr.

/s/ BRIAN T. MALONEY	Director	9/28/04

Brian T. Maloney

/s/ JACK A. SHAW	Director	9/28/04

Jack A. Shaw

/s/ A. ROBERT TOWBIN	Director	9/28/04

A. Robert Towbin

/s/ C.J. WAYLAN	Director	9/28/04

C.J. Waylan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the "Company") as of June 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Melville, New York
August 9, 2004

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$28,252	$22,016
Restricted cash	1,903	608
Accounts receivable, net	14,318	7,865
Inventories	3,904	10,990
Prepaid expenses and other current assets	1,274	2,040
Deferred income taxes	83	125
Total current assets	49,734	43,644
Fixed assets, net	15,441	17,536
Goodwill	7,204	7,204
Other assets	1,096	1,960
Total assets	$73,475	$70,344
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,453	$10,615
Deferred revenues	1,083	7,666
Accrued payroll and related fringe benefits	1,154	1,114
Other accrued expenses	1,676	1,686
Deferred liabilities	316	523
Total current liabilities	19,682	21,604
Deferred liabilities, less current portion	987	1,303
Commitments and contingencies
Stockholders' equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2004 and 2003	—	—
Common stock, $.001 par value, 22,000,000 shares authorized, shares issued 14,628,574 in 2004 and 12,980,108 in 2003	15	13
Additional paid-in capital	130,503	123,739
Accumulated deficit	(75,198)	(73,857)
Accumulated other comprehensive income (loss)	267	(10)
Treasury stock, at cost, 465,351 shares in 2004 and 403,845 shares in 2003	(2,781)	(2,448)
Total stockholders' equity	52,806	47,437
Total liabilities and stockholders' equity	$73,475	$70,344

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2004	2003	2002
Revenues from ground segment systems, networks and enterprise solutions	$73,305	$40,125	$64,101
Revenues from data communications services	13,931	13,903	22,478
Total revenues	87,236	54,028	86,579
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	63,282	39,447	57,083
Costs from data communications services	12,992	17,796	26,705
Selling and marketing	4,808	6,042	6,735
Research and development	1,328	800	1,185
General and administrative	6,529	9,423	11,970
Asset impairment charge	—	—	237
Total costs and operating expenses	88,939	73,508	103,915
Loss from operations	(1,703)	(19,480)	(17,336)
Other income (expense):
Interest income	271	422	1,030
Interest expense	—	(539)	(957)
Gain on sale of available-for-sale securities	91	—	—
Net loss	$(1,341)	$(19,597)	$(17,263)
Basic and diluted net loss per common share	$(0.10)	$(1.56)	$(1.36)
Weighted-average shares used in the calculation of basic and diluted net loss per common share	13,346	12,565	12,707

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2001	12,866	$13	$123,276	$(36,997)	$(57)	148	$(1,094)	$85,141
Proceeds from exercise of stock options	10	—	38	—	—	—	—	38
Issuance of common stock in connection with employee stock purchase plan	57	—	247	—	—	—	—	247
Purchases of treasury stock	—	—	—	—	—	202	(1,173)	(1,173)
Issuance of stock options for services	—	—	37	—	—	—	—	37
Comprehensive loss:
Net loss	—	—	—	(17,263)	—	—	—	(17,263)
Gain from foreign currency translation	—	—	—	—	128	—	—	128
Loss from available-for-sale securities	—	—	—	—	(115)	—	—	(115)
Total comprehensive loss	—	—	—	—	—	—	—	(17,250)
Balance at June 30, 2002	12,933	13	123,598	(54,260)	(44)	350	(2,267)	67,040
Issuance of common stock in connection with employee stock purchase plan	47	—	141	—	—	—	—	141
Purchases of treasury stock	—	—	—	—	—	54	(181)	(181)
Comprehensive loss:
Net loss	—	—	—	(19,597)	—	—	—	(19,597)
Gain from foreign currency translation	—	—	—	—	96	—	—	96
Loss from available-for-sale securities	—	—	—	—	(62)	—	—	(62)
Total comprehensive loss	—	—	—	—	—	—	—	(19,563)
Balance at June 30, 2003	12,980	13	123,739	(73,857)	(10)	404	(2,448)	47,437
Proceeds from exercise of stock options	111	—	464	—	—	—	—	464
Issuance of common stock in connection with employee stock purchase plan	38	—	123	—	—	—	—	123
Purchases of treasury stock	—	—	—	—	—	61	(333)	(333)
Issuance of stock options for services	—	—	12	—	—	—	—	12
Issuance of common stock and warrants in connection with private placement, net of issuance costs of $583	1,500	2	6,165	—	—	—	—	6,167
Comprehensive loss:
Net loss	—	—	—	(1,341)	—	—	—	(1,341)
Gain from foreign currency translation	—	—	—	—	81	—	—	81
Gain from available-for-sale securities	—	—	—	—	196	—	—	196
Total comprehensive loss	—	—	—	—	—	—	—	(1,064)
Balance at June 30, 2004	14,629	$15	$130,503	$(75,198)	$267	465	$(2,781)	$52,806

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(1,341)	$(19,597)	$(17,263)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,097	3,532	3,661
Change in deferred liabilities	(523)	(1,834)	19
Gain on termination of capital lease	—	(959)	—
(Benefit) provision for doubtful accounts	(966)	683	3,951
Deferred income taxes	42	13	(138)
Stock compensation expense	12	—	37
Asset impairment charge	—	—	237
Gain on sale of available-for-sale securities	(91)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,412)	6,533	6,308
Inventories	7,465	(2,338)	6,714
Prepaid expenses and other current assets	671	(896)	(443)
Other assets	564	(1,617)	247
Accounts payable	4,656	(2,394)	(2,449)
Deferred revenues	(6,585)	4,125	(2,308)
Accrued payroll and related fringe benefits	37	155	26
Other accrued expenses	(13)	(120)	(1,541)
Net cash provided by (used in) operating activities	1,613	(14,714)	(2,942)
INVESTING ACTIVITIES:
Purchases of fixed assets	(1,267)	(1,732)	(1,687)
Repayment of promissory note from a related party	300	40	—
Restricted cash	(1,295)	(20)	—
Issuance of promissory notes to related parties	—	—	(700)
Proceeds from the sale of available-for-sale securities	391	—	—
Net cash used in investing activities	(1,871)	(1,712)	(2,387)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	464	—	38
Proceeds from private placement	6,167	—	—
Proceeds from sale of common stock in connection with employee stock purchase plan	123	141	247
Purchases of treasury stock	(333)	(181)	(873)
Payments under capital leases	—	(270)	(430)
Net cash provided by (used in) financing activities	6,421	(310)	(1,018)
Effect of foreign currency translation on cash	73	44	17
Net increase (decrease) in cash and cash equivalents	6,236	(16,692)	(6,330)
Cash and cash equivalents at beginning of year	22,016	38,708	45,038
Cash and cash equivalents at end of year	$28,252	$22,016	$38,708
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$539	$957

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.    Organization and Description of Business

Globecomm Systems Inc. ("Globecomm") was incorporated in the State of Delaware on August 17, 1994. The Company's core business provides end-to-end, value-added satellite-based communications solutions. This business supplies ground segment systems and networks for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company's wholly-owned subsidiary, NetSat Express, Inc. ("NetSat") provides satellite communication services capabilities.

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

Pro-forma information regarding net loss and net loss per common share is required by SFAS No. 123 and SFAS No. 148, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to July 1, 1995 under the fair value method. The fair value of options granted under the Company's 1997 Plan was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2004, 2003 and 2002: risk-free interest rate of 3.2% (2004), 3.0% (2003) and 4.2% (2002), volatility factor of the expected market price of the Company's common stock of .79 (2004), .79 (2003) and .75 (2002), a weighted-average expected life of the option of five years and no dividend yields.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

	Years Ended June 30,
	2004	2003	2002
	(in thousands, except per share data)
Reported net loss	$(1,341)	$(19,597)	$(17,263)
Pro-forma stock compensation expense	(2,216)	(2,707)	(2,690)
Pro-forma net loss	$(3,557)	$(22,304)	$(19,953)
Reported basic and diluted net loss per common share	$(0.10)	$(1.56)	$(1.36)
Pro-forma basic and diluted net loss per common share	$(0.27)	$(1.78)	$(1.57)

During the years ended June 30, 2004, 2003, and 2002, compensation expense of $12,000, $0, and $37,000 was included in the reported net loss.

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

Comprehensive Loss

Comprehensive loss for the years ended June 30, 2004, 2003 and 2002 of approximately $1,064,000, $19,563,000 and $17,250,000, respectively, includes a foreign currency translation gain of approximately $81,000, $96,000 and $128,000, respectively, and an unrealized gain (loss) on available-for-sale securities of approximately $196,000, ($62,000) and ($115,000), respectively.

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

3.    Accounts Receivable

Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with ground segment systems, networks and enterprise solutions contracts. At June 30, 2004 and 2003, there was $0 and $120,000, respectively, billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheets. Based on the Company's experience with similar contracts in recent years, billed receivables relating to long-term contracts are expected to be collected within one year.

Unbilled amounts relating to long-term contracts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones or completion of the contract. At June 30, 2004 and 2003, there were no unbilled amounts relating to long-term contracts included in the accompanying consolidated balance sheets.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.    Inventories

Inventories consist of the following:

	June 30, 2004	June 30, 2003
	(In thousands)
Raw materials and component parts	$163	$495
Work-in-progress	7,362	10,495
	7,525	10,990
Less progress payments	3,621	—
	$3,904	$10,990

5.    Fixed Assets

Fixed assets consist of the following:

	June 30, 2004	June 30, 2003
	(In thousands)
Land	$1,750	$1,750
Building and improvements	6,081	5,992
Computer equipment	3,088	3,003
Machinery and equipment	2,576	2,493
Network Operations Center	7,703	6,848
Satellite earth station equipment	7,869	8,304
Furniture and fixtures	1,344	1,331
	30,411	29,721
Less accumulated depreciation and amortization	14,970	12,185
	$15,441	$17,536

6.    Goodwill

Effective July 1, 2001, the Company adopted the new rules on accounting for goodwill and other intangible assets. Under the new rules, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The Company completed its annual goodwill impairment tests during the fourth quarter of fiscal 2004 for both its ground segment systems, networks and enterprise solutions and data communications services reporting units. Based upon the estimated fair market values, no impairment was identified and no write-down of the net carrying value of goodwill was deemed necessary.

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

The net carrying value of goodwill is approximately $7,204,000 at June 30, 2004 and 2003, which relates to the data communications services reporting unit.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.    Common Stock

Warrants Issued to Consultants

During November 1996, the Company issued a ten-year warrant to five consultants for services to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. At June 30, 2004, warrants to purchase 55,825 shares of the Company's common stock noted above are outstanding and exercisable.

Treasury Stock

The Company has a stock repurchase program under which the Company is authorized to repurchase up to $2.0 million of its outstanding common stock. Pursuant to this plan, the Company repurchased approximately 61,000, 54,100, and 202,000 shares of common stock in fiscal 2004, 2003 and 2002, at an aggregate cost of approximately $333,000, $181,000 and $1,173,000, respectively. Included in the fiscal 2004 repurchases was approximately 61,000 shares repurchased at a fair market price of $5.41 per share from the Company's President (see Note 11). Included in the fiscal 2002 repurchases was 200,000 shares repurchased at a fair market price of $5.82 per share from the Company's Chief Executive Officer (see Note 11). The repurchase program allows for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and manner of purchases are at the discretion of the Company's management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

Private Placement

On December 31, 2003, the Company completed a private placement transaction of equity securities and issued 1,500,000 shares of common stock at a price of $4.50 per share for an aggregate price of $6,750,000 and issued warrants to purchase up to 750,000 shares of common stock at an exercise price of $5.50 per share. The warrants became exercisable on July 1, 2004 and will expire on December 31, 2008. The Company incurred total expenses of approximately $583,000, of which approximately $456,000 represented placement agent commissions and approximately $127,000 represented other expenses. After deducting total expenses, the net proceeds received by the Company in January 2004 were approximately $6,167,000.

8.    Stock Option and Stock Purchase Plans

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    Stock Option and Stock Purchase Plans (Continued)

The 1997 Plan provides for an automatic increase to the number of options authorized for grant by an amount equal to 1% of the shares of common stock outstanding on the last trading day of each calendar year. During fiscal 2004, 2003 and 2002, the Company increased the number of options authorized for grant under the 1997 Plan pursuant to the automatic 1% provision by 140,763, 125,644, and 127,529, respectively. At June 30, 2004, the remaining options available for grant under the 1997 Plan was 269,090.

On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan ("1999 Plan"). Pursuant to the 1999 Plan, 400,000 shares of the Company's common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. During the years ended June 30, 2004, 2003 and 2002, the Company issued 37,684, 47,046 and 56,821 shares of its common stock to participating employees in connection with the 1999 Plan. At June 30, 2004, the remaining shares available for issuance under the 1999 Plan was 159,282.

The following table summarizes activity in the Company's stock option plan (in thousands, except per share amounts):

	Years Ended June 30,
	2004		2003		2002
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Balance, beginning of year	3,127	$7.51	2,914	$8.07	2,382	$9.28
Grants	470	3.55	449	3.70	734	4.79
Exercised	(111)	4.19	—	—	(10)	3.56
Canceled	(127)	8.09	(236)	7.11	(192)	10.86
Balance, end of year	3,359	7.05	3,127	7.51	2,914	8.07
Exercisable, end of year	2,149	$8.51	1,821	$8.69	1,401	$8.87
Weighted-average fair value of options granted during the year		$2.35		$2.40		$3.05

The following table summarizes information about stock options outstanding at June 30, 2004 (in thousands, except per share amounts):

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    Stock Option and Stock Purchase Plans (Continued)

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-Avarage Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$1.47 - $1.47	6	9.5	$1.47	—	—
$3.10 - $4.42	1,175	8.3	$3.80	268	$4.14
$4.68 - $7.02	749	4.7	$5.44	587	$5.36
$7.09 - $10.63	973	5.0	$7.91	862	$7.98
$10.69 - $15.75	283	4.8	$12.84	259	$13.01
$17.13 - $25.25	155	5.4	$21.19	155	$21.19
$28.00 - $28.00	18	5.6	$28.00	18	$28.00
	3,359	6.1	$7.05	2,149	$8.51

The Company has reserved approximately 5,241,000 shares of its common stock for issuance upon exercise of all available and outstanding options and warrants at June 30, 2004.

9.    Basic and Diluted Net Loss Per Common Share

The Company computes net loss per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive. Diluted net loss per share for the years ended June 30, 2004, 2003 and 2002, excludes the effect of approximately 312,000, 0 and 172,000 incremental stock options, respectively, as their effect would have been anti-dilutive. There were no incremental warrants for the years ended June 30, 2004, 2003 and 2002, to exclude from diluted net loss per share.

10.    Pension Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. The Company contributed approximately $0, $460,000 and $470,000 to the 401(k) plan during the years ended June 30, 2004, 2003 and 2002, respectively. In addition, the plan also provides for discretionary profit sharing contributions by the Company. There were no discretionary profit sharing contributions made by the Company during the years ended June 30, 2004, 2003 and 2002.

11.    Related Party Transactions

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.    Related Party Transactions (Continued)

During fiscal 2002, the Company advanced $300,000 to an officer of the Company. The Company received a promissory note payable on September 30, 2004, which bears interest at an annual rate of 5.0% payable quarterly, and secured by a stock pledge agreement. On November 12, 2003, the officer sold approximately 61,000 shares of the Company's common stock at a fair market price of $5.41 per share to the Company in connection with its stock repurchase program. On November 12, 2003, the officer paid approximately $333,000 to the Company to satisfy all amounts outstanding on the promissory note, together with accrued interest thereon. At June 30, 2003, the principal amounts outstanding under this promissory note are included in other assets and accrued interest receivable thereon is included in other current assets in the accompanying consolidated balance sheets.

During fiscal 2001, the Company advanced $200,000 to a former executive officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2002, the Company increased the $200,000 loan to $300,000 and amended the promissory note accordingly. During fiscal 2003, this former executive officer resigned from the board of directors and pursuant to a letter agreement (the "agreement") the Company consolidated the then outstanding loan and advances receivable from this former executive officer and current employee of the Company into a $321,000 promissory note. Under the terms of the letter agreement the Company will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee of the Company, subject to the terms of the agreement. At June 30, 2004 and 2003, the annual installment to be forgiven within one year along with accrued interest outstanding under this promissory note was included in other current assets in the accompanying consolidated balance sheet. The remaining principal amounts to be forgiven subsequent to one year are included in other assets in the accompanying consolidated balance sheet.

During fiscal 2001, the Company advanced $40,000 to an officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2003, the officer repaid the principal and accrued interest outstanding in full and satisfied the promissory note.

12.    Income Taxes

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

During fiscal 2004 and 2003, the Company recorded a tax provision of approximately $45,000 and $15,000 which was recorded in general and administrative expenses. During fiscal 2002 the Company recorded a tax benefit of $372,000 relating to state investment tax credits. During fiscal 2002, approximately $75,000 of the tax benefit was recorded as an offset to state and local capital taxes, approximately $138,000 was recorded as an offset to the foreign income tax provision recorded by Globecomm Systems Europe Limited and the remaining $159,000 was recorded as a reduction in general and administrative expenses in the accompanying consolidated statement of operations.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.    Income Taxes (Continued)

Significant components of the Company's deferred tax assets (liabilities) are as follows:

	June 30, 2004	June 30, 2003
(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,241	$27,092
Accruals and reserves	1,828	2,827
Write-down of investments	806	806
State investment tax credit carryforwards	83	125
	31,958	30,850
Valuation allowance for deferred tax assets	(28,623)	(27,574)
	3,335	3,276
Deferred tax liabilities:
Depreciation and amortization	(3,180)	(3,096)
Projects in progress	(72)	(55)
	(3,252)	(3,151)

Net deferred tax assets	$83	$125

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company has provided a valuation allowance against its operating losses and temporary differences except for approximately $83,000 representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company's state tax return.

For the years ended June 30, 2004, 2003 and 2002, the valuation allowance increased approximately $1,049,000, $4,417,000 and $5,756,000, respectively. Approximately $2,148,000 of the remaining valuation allowance, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises.

The Company has available net operating loss carryforwards of approximately $73,103,000, which are due to expire beginning in 2015 through 2024. Utilization of the net operating loss carryforwards may be subject to an annual limitation pursuant to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

The reconciliations of tax provision (benefit) computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax losses are as follows:

	Years Ended June 30,
	2004	2003	2002

Tax at U.S. Federal statutory rate	(34)%	(34)%	(34)%
Losses for which no tax benefit was received	34	34	34
State taxes	—	—	—
	—%	—%	—%

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.    Segment Information

The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc. and Globecomm Systems Europe Limited, is engaged in the design, assembly and installation of ground segment systems and networks. Its data communications services segment, through NetSat, provides satellite communication services capabilities.

The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

The following is the Company's business segment information as of and for the years ended June 30, 2004, 2003 and 2002:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$73,305	$40,125	$64,101
Data communications services	13,931	13,903	22,478
Total revenues	$87,236	$54,028	$86,579
Loss from operations:
Ground segment systems, networks and enterprise solutions	$(870)	$(12,548)	$(7,149)
Data communications services	(849)	(6,946)	(10,155)
Interest income	271	422	1,030
Interest expense	—	(539)	(957)
Gain on sale of available-for-sale securities	91	—	—
Intercompany eliminations	16	14	(32)
Net loss	$(1,341)	$(19,597)	$(17,263)
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$1,402	$1,595	$1,598
Data communications services	1,711	1,951	2,075
Intercompany eliminations	(16)	(14)	(12)
Total depreciation and amortization	$3,097	$3,532	$3,661

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.    Segment Information (Continued)

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$354	$187	$935
Data communications services	915	1,585	752
Intercompany eliminations	(2)	(40)	—
Total expenditures for long-lived assets	$1,267	$1,732	$1,687

	June 30, 2004	June 30, 2003	June 30, 2002
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$125,534	$118,180	$123,484
Data communications services	11,501	10,405	20,106
Intercompany eliminations	(63,560)	(58,241)	(43,293)
Total assets	$73,475	$70,344	$100,297

At June 30, 2004, 2003 and 2002, the Company had total assets of approximately $2,547,000, $3,177,000 and $2,012,000, and long–lived assets of approximately $100,000, $56,000 and $32,000, respectively, located in the United Kingdom, associated with its wholly-owned subsidiary, Globecomm Systems Europe Limited.

14.    Significant Customers and Concentrations of Credit Risk

The Company designs, assembles and installs satellite ground segment systems, networks and enterprise solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company's estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2004, 2003 and 2002, are approximately $2,618,000, $4,805,000 and $4,683,000, respectively.

One major customer accounted for approximately 11% of the Company's consolidated revenues for the years ended June 30, 2004 and 2002. No major customer accounted for more than 10% of the Company's consolidated revenues for the year ended June 30, 2003.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.    Significant Customers and Concentrations of Credit Risk (Continued)

Revenues earned from ground segment systems, networks and enterprise solutions are attributed to the geographic location in which the equipment is shipped. Revenues earned from data communications services are attributed to the geographic location in which the services are being provided. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2004	2003	2002
Africa	9%	7%	3%
South America	3%	13%	9%
Asia	13%	16%	16%
Europe (15% in the UK in 2002)	18%	14%	31%
Middle East	19%	12%	14%
Australia	—	1%	2%
	62%	63%	75%

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in one and three financial institutions at June 30, 2004 and 2003, respectively. Cash equivalents are comprised of short-term debt instruments and certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate fair market value. At times, cash may be in excess of Federal Deposit Insurance Company insurance limits.

15.    Commitments and Contingencies

Line of Credit

At June 30, 2004, the Company maintained a $10,500,000 working capital line of credit with a bank, which bore interest at the greater of 6.0% or the prime rate plus 2.0% per annum, and is collateralized by a first security interest on all personal property of the Company. The credit facility, which expires in September 2004, contains certain financial covenants, with which the Company was in compliance at June 30, 2004. As of June 30, 2004, no amounts were outstanding under this credit facility, however, there were outstanding standby letters of credit, bid proposals and performance guarantees of approximately $8,650,000, which were applied against and reduced the amounts available under the working capital line of credit. The Company will be advanced up to 80% of eligible domestic accounts receivable, 90% of eligible foreign accounts receivable under the line of credit, and 50% of the unrestricted cash held at the bank as defined in the agreement. The Company is currently negotiating a new credit facility with the existing bank. The current agreement has been extended until October 31, 2004, while the terms of a new agreement are finalized.

The Company provides cash collateral for certain letters of credit. As of June 30, 2004 and 2003, the Company had cash collateral related to bid proposals of approximately $0 and $20,000, respectively, and cash collateral related to performance guarantees of approximately $1,903,000 and $588,000, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

Lease Transactions

In connection with management's plan to reduce costs, the Company entered into a series of agreements that resulted in a reduction of its satellite bandwidth obligations, as follows:

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

In October 2002, the Company reached an agreement with one of its satellite transponder vendors, which further modified and reduced the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company paid $7,574,000, which included a one-time termination fee of $3,586,000, and $3,988,000, which primarily related to outstanding invoices and an additional security deposit, assigned $31,573,000 of future contract revenues to the vendor and reduced the Company's future space segment obligations by $52,209,000. Accordingly, the Company recorded a charge to costs from data communications services of $782,000 in the second quarter of fiscal 2003, representing the difference between the $3,586,000 termination fee and the corresponding reduction in the deferred liability of $2,804,920, which was to be amortized into income over the remaining term of the lease. At June 30, 2004, the remaining balance in deferred liabilities relating to this lease was $1,303,000, which will be amortized into income over the remaining term of the lease.

In February 2003, the Company reached an agreement with another of its satellite transponder vendors, which terminated its capital lease and continued the reduction of the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company paid a one-time termination fee of $556,000, assigned $4,557,000 of future contract revenues to the vendor and reduced the Company's future space segment obligations by $16,563,000. The difference between the reduction of capital lease obligation of $9,835,000 and the reduction of the related net fixed assets of $8,876,000 or $959,000, less the one-time termination fee of $556,000 was recorded as a deferred gain of $403,000. The gain was deferred as the Company had guaranteed six months of revenues assigned to the vendor. If the assigned revenues are not paid to the vendor, the Company will be responsible to satisfy the obligation. The deferred liability will be amortized into income monthly when the guaranteed payments are satisfied. During the fourth quarter of fiscal 2003, based on confirmation of payments received by the vendor, the Company amortized $196,000 of the deferred liability into income which is included as a credit to costs from data communications services, resulting in a balance of approximately $207,000 in deferred liabilities in the accompanying consolidated balance sheet at June 30, 2003. During fiscal 2004, based on confirmation of payments received by the vendor, the Company amortized $207,000 of the deferred liability into income which is included as a credit to costs from data communications services, resulting in a balance of approximately $0 in deferred liabilities in the accompanying consolidated balance sheet at June 30, 2004.

Lease Commitments

The Company currently leases satellite space segment services, office space, teleport services and other equipment under various operating leases, which expire in various years through 2009. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.    Commitments and Contingencies (Continued)

Future minimum lease payments under non-cancelable operating leases for satellite space segment services, Internet access services, teleport services, office space and other equipment with terms of one year or more consist of the following at June 30, 2004 (in thousands):

2005	$5,691
2006	5,125
2007	3,912
2008	2,320
2009	662
$17,710

Rent expense for satellite space segment services, Internet access services, teleport services, office space and other equipment was approximately $5,343,000, $8,256,000 and $17,082,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

During fiscal 2001, the Company entered into two thirty-six month operating lease agreements for satellite space segment transponders on two satellites that were expected to be launched in late 2002 and operational by March 2003. Future payments due on such agreements through fiscal 2007 are approximately $6,000,000. Such satellite space segment services are scheduled to begin when the satellite transponders are commercially operational, as defined in the agreements. During fiscal 2003, the Company learned that the vendor has experienced significant delays in the planned launch and operational dates for the satellites. As of result of these delays, the Company maintains that it has a right to terminate the contracts without cost and has provided notification of such termination. The vendor denied the Company's assertion that it had a right to terminate the contracts without cost. In March 2004, the Company reached a settlement with the vendor wherein it agreed to terminate the contracts and use its best efforts to purchase new space segment requirements from the vendor, for up to a total contracted value of $1.0 million. In the event the Company does not enter into $1.0 million of new contracts by March 2006, it has agreed to pay the vendor a fixed settlement amount of $0.2 million, which has been included in the future minimum lease payment amounts shown above.

Employment Agreements

During October 2001, the Company entered into three-year employment agreements with six officers and one former officer for an aggregate amount of approximately $1,214,000 per year. The Company will have certain obligations to these individuals if they are terminated. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement. During fiscal 2004, the Board of Directors approved increases bringing the aggregate amount to approximately $1,400,000 per year.

During January 2002, the Company entered into a three-year employment agreement with an officer for an amount of $275,000 per year. The Company had certain obligations to this officer if terminated. The employment agreement provided that it renewed automatically for additional terms of one year, unless either party provided written notice to the other party of its intention to terminate the agreement. In January 2003, the Company entered into a separation agreement and general release whereby the employment relationship with this officer was terminated. In accordance with the terms of this agreement, the Company agreed to pay the officer severance of $450,000, consisting of a lump sum payment of $250,000 and an additional $200,000 to be paid monthly for thirty-six months beginning in July 2003, based on certain conditions defined in the agreement. During the year ended June 30, 2004, payments of approximately $67,000 were made.

GLOBECOMM SYSTEMS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Defuctions		Balance at End of Period
Year ended June 30, 2004:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$4,805,000	$(966,000)	(a)	$—		$(1,221,000)	(c)	$2,618,000
Valuation allowance on deferred tax assets	27,574,000	—		1,049,000	(b)	—		28,623,000
	$32,379,000	$(966,000)		$1,049,000		$(1,221,000)		$31,241,000
Year ended June 30, 2003:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$4,683,000	$683,000		$—		$(561,000)	(c)	$4,805,000
Valuation allowance on deferred tax assets	23,157,000	—		4,417,000	(b)	—		27,574,000
	$27,840,000	$683,000		$4,417,000		$(561,000)		$32,379,000
Year ended June 30, 2002:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,065,000	$3,951,000		$—		$(333,000)	(c)	$4,683,000
Valuation allowance on deferred tax assets	17,401,000	—		5,756,000	(b)	—		23,157,000
	$18,466,000	$3,951,000		$5,756,000		$(333,000)		$27,840,000

(a)	Recovery of accounts receivable balances (net of charges).

(b)	Increase in valuation allowance for net deferred tax assets.

(c)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

S-1

Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement")).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-8 Registration, File No. 333-112351).
10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant's Registration Statement on Form S-8, File No. 333-70527).
10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K, dated December 3, 1998).
10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001).
10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

Exhibit No.
10.10		Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.11		Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.12		Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.13	*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
10.14		Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Registrant (incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.15		Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.16		Loan and Security Agreement, dated as of September 15, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003).
10.17		Loan Modification Agreement, dated as of October 8, 2003, by and between Silicon Valley Bank and the Registrant (filed herewith).
10.18		Second Loan Modification Agreement, dated as of March 2, 2004, by and between Silicon Valley Bank and the Registrant (filed herewith).
10.19		Third Loan Modification Agreement, dated as of June 2, 2004, by and between Silicon Valley Bank and the Registrant (filed herewith).
10.20		Fourth Loan Modification Agreement, dated as of September 24, 2004, by and between Silicon Valley Bank and the Registrant (filed herewith).
10.21		Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3, File No. 333-112024).
10.22		Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3, File No. 333-112024).
14		Registrant's Code of Ethics and Business Conduct (filed herewith).
21		Subsidiaries of the Registrant (filed herewith).

Exhibit No.
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.