Form 10-Q
period 2004-09-30
GLOBECOMM SYSTEMS INC
filed 2004-11-15
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 10, 2004, there were 14,403,222 shares of the Registrant's common stock, $0.001 par value, outstanding.

GLOBECOMM SYSTEMS INC.

Index to the September 30, 2004 Form 10-Q

Part I — Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,242	$28,252
Restricted cash	11,888	1,903
Accounts receivable, net	20,357	14,318
Inventories	7,589	3,904
Prepaid expenses and other current assets	569	1,274
Deferred income taxes	83	83
Total current assets	57,728	49,734
Fixed assets, net	15,323	15,441
Goodwill	7,204	7,204
Other assets	1,106	1,096
Total assets	$81,361	$73,475
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,537	$15,453
Deferred revenues	1,899	1,083
Accrued payroll and related fringe benefits	967	1,154
Other accrued expenses	1,652	1,676
Deferred liabilities	316	316
Total current liabilities	24,371	19,682
Deferred liabilities, less current portion	908	987
Commitments and contingencies
Stockholders' equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2004 and June 30, 2004	—	—
Common stock, $.001 par value, 22,000,000 shares authorized, shares issued: 14,838,274 at September 30, 2004 and 14,628,574 at June 30, 2004	15	15
Additional paid-in capital	131,619	130,503
Accumulated deficit	(73,017)	(75,198)
Accumulated other comprehensive income	246	267
Treasury stock, at cost, 465,351 shares at September 30, 2004 and June 30, 2004	(2,781)	(2,781)
Total stockholders' equity	56,082	52,806
Total liabilities and stockholders' equity	$81,361	$73,475

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2004	September 30, 2003
Revenues from ground segment systems, networks and enterprise solutions	$21,586	$17,031
Revenues from data communications services	3,873	3,430
Total revenues	25,459	20,461
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	18,062	15,304
Costs from data communications services	3,194	3,218
Selling and marketing	1,169	1,116
Research and development	298	475
General and administrative	628	893
Total costs and operating expenses	23,351	21,006
Income (loss) from operations	2,108	(545)
Other income (expense):
Interest income	73	62
Interest expense	—	(1)
Net income (loss)	$2,181	$(484)
Basic and diluted net income (loss) per common share	$0.15	$(0.04)
Weighted-average shares used in the calculation of basic net income (loss) per common share	14,180	12,576
Weighted-average shares used in the calculation of diluted net income (loss) per common share	14,705	12,576

See accompanying notes .

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total Stockholders Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2004	14,629	$15	$130,503	$(75,198)	$267	465	$(2,781)	$52,806
Proceeds from exercise of stock options	34		149					149
Proceeds from exercise of warrants	175		962					962
Issuance of stock options for services			5					5
Comprehensive income:
Net income				2,181				2,181
Loss from foreign currency translation					(21)			(21)
Total comprehensive income								2,160
Balance at September 30, 2004	14,838	$15	$131,619	$(73,017)	$246	465	$(2,781)	$56,082

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2004	September 30, 2003
OPERATING ACTIVITIES:
Net income (loss)	$2,181	$(484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	744	799
Benefit for doubtful accounts	(1,371)	(975)
Changes in deferred liabilities	(79)	(176)
Stock compensation expense	5	—
Changes in operating assets and liabilities:
Accounts receivable	(4,678)	(3,880)
Inventories	(3,683)	4,326
Prepaid expenses and other current assets	705	(297)
Other assets	(10)	394
Accounts payable	4,071	90
Deferred revenue	819	(1,920)
Accrued payroll and related fringe benefits	(186)	247
Other accrued expenses	(26)	189
Net cash used in operating activities	(1,508)	(1,687)
INVESTING ACTIVITIES:
Purchases of fixed assets	(627)	(72)
Restricted cash	(9,985)	(25)
Net cash used in investing activities	(10,612)	(97)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	149	—
Proceeds from exercise of warrants	962	—
Net cash provided by financing activities	1,111	—
Effect of foreign currency translation on cash	(1)	8
Net decrease in cash and cash equivalents	(11,010)	(1,776)
Cash and cash equivalents at beginning of period	28,252	22,016
Cash and cash equivalents at end of period	$17,242	$20,240

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2004 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation., (formerly NetSat Express or NetSat), and Globecomm Systems Europe Limited (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. On November 8, 2004, the Company filed an amendment to NetSat's certificate of incorporation changing its name to Globecomm Network Services Corporation.

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

Interim pro-forma information regarding net income and net loss per common share is required by SFAS No. 148, if the Company accounts for its stock options granted under the intrinsic value method. The fair value of options granted under the Company's Amended and Restated 1997 Stock Incentive Plan was estimated at the date of grant using a Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options under the Black-Scholes option valuation model.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

	Three Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)
	(In thousands, except per share data)
Reported net income (loss)	$2,181	$(484)
Pro-forma stock compensation expense	(428)	(660)
Pro-forma net income (loss)	$1,753	$(1,144)
Reported basic and diluted net income (loss) per common share	$0.15	$(0.04)
Pro-forma basic and diluted net income (loss) per common share	$0.12	$(0.09)

During the three months ended September 30, 2004 and 2003 compensation expense related to stock options of $5,000 and $0 was included in the reported net income (loss), respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually.

Comprehensive Income

Comprehensive income for the three months ended September 30, 2004 of approximately $2,160,000 includes a foreign currency translation loss of approximately $21,000. Comprehensive loss for the three months ended September 30, 2003 of approximately $350,000 includes a foreign currency translation gain of approximately $34,000 and an unrealized gain on available-for-sale equity securities of approximately $100,000.

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment to SFAS No. 133," requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative instrument depending on the designated type of hedge.

The Company, at times, enters into foreign currency exchange contracts (forward contracts) to manage its exposure to currency rate fluctuations on anticipated sales and purchases. These types of exchange contracts generally qualify for accounting as designated hedges. The realized and unrealized gains and losses on qualified contracts are deferred and included as components of the related transactions. Any contracts that do not qualify as hedges for accounting purposes are marked to market with the resulting gains and losses recognized in other income or expense. At September 30, 2004 and June 30, 2004, the Company had outstanding foreign exchange contracts in notional amounts of $1,300,000 and $0, respectively. The foreign currency forward contract held by the Company at September 30, 2004 was not a designated hedge under SFAS 133.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the three months ended September 30, 2004 and the year ended June 30, 2004, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $83,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company's combined state tax return.

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

2.    Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net loss per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares were excluded from the calculation of diluted net loss per common share for the three months ended September 30, 2003, as their effect was anti-dilutive. Diluted net loss per common share for three months ended September 30, 2003 excludes the effect of approximately 40,000 stock options as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	September 30, 2004	June 30, 2004
	(Unaudited)
	(In thousands)
Raw materials and component parts	$172	$163
Work-in-progress	9,224	7,362
	9,396	7,525
Less progress payments	1,807	3,621
	$7,589	$3,904

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

The following is the Company's business segment information for the three months ended September 30, 2004 and 2003 and as of September 30, 2004 and June 30, 2004:

	Three Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$21,586	$17,031
Data communications services	3,873	3,430
Total revenues	$25,459	$20,461
Income (loss) from operations:
Ground segment systems, networks and enterprise solutions	$2,221	$(1,060)
Data communications services	(117)	511
Interest income	73	62
Interest expense	—	(1)
Intercompany eliminations	4	4
Net income (loss)	$2,181	$(484)
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$303	$377
Data communications services	445	426
Intercompany eliminations	(4)	(4)
Total depreciation and amortization	$744	$799
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$33	$41
Data communications services	594	31
Total expenditures for long-lived assets	$627	$72

	September 30, 2004	June 30, 2004
	(Unaudited)
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$134,642	$125,534
Data communications services	13,774	11,501
Intercompany eliminations	(67,055)	(63,560)
Total assets	$81,361	$73,475

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

Our business had been adversely affected, and to some extent continues to be affected, by the recent global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. Recently, we have seen improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace. However, some of the adverse consequences of the downturn continue to impact pricing and competition and we may experience a decline in bookings of contract orders as customers and prospects delay projects, which would negatively impact our business and prospects in the future. We also may be negatively impacted in the future by a reduction in opportunities from U.S. Government and government related agencies.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired primarily from the buyback of the minority interests of NetSat. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are tested for impairment at least annually.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues increased by $4.6 million, or 26.7%, to $21.6 million for the three months ended September 30, 2004 compared to $17.0 million for the three months ended September 30, 2003. The increase in revenues was primarily the result of increased infrastructure sales in the U.S. Government and government related entities marketplace, coupled with increased sales due to a general overall improvement in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress.

Revenues from Data Communication Services.    Revenues increased by $0.4 million, or 12.9%, to $3.9 million for the three months ended September 30, 2004 compared to $3.4 million for the three months ended September 30, 2003. The increase was due to the increase in Voice Over Internet Protocol (VOIP) minutes and the Video Broadcast service offerings offset by a significant contract which expired in the three months ended September 30, 2003 for teleport services and Internet access to South America.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $2.8 million, or 18.0%, to $18.1 million for the three months ended September 30, 2004 from $15.3 million for the three months ended September 30, 2003. The increase was attributable to a higher revenue base. Costs as a percentage of related revenues decreased to 83.7% for the three months ended September 30, 2004 from 89.9% for the three months ended September 30, 2003. The decrease was mainly attributable to a non-recurring cost recovery of $0.4 million related to a settlement with a large customer and increased margin on revenues related to the U.S. Government and government related entities projects in the three months ended September 30, 2004.

Costs from Data Communications Services.    Costs from data communications services were consistent at $3.2 million for the three months ended September 30, 2004 and September 30, 2003.

Selling and Marketing.    Selling and marketing expenses remained relatively consistent increasing by $0.1 million, or 4.7%, to $1.2 million for the three months ended September 30, 2004 compared to $1.1 million for the three months ended September 30, 2003.

Research and Development.    Research and development expenses decreased by $0.2 million, or 37.3%, to $0.3 million for the three months ended September 30, 2004 compared to $0.5 million for the three months ended September 30, 2003. The decrease was principally due to costs associated with product research and development associated with projects in process in the three months ended September 30, 2003.

General and Administrative.    General and administrative expenses decreased by $0.3 million, or 29.7%, to $0.6 million for the three months ended September 30, 2004 from $0.9 million for the three months ended September 30, 2003. The decrease in general and administrative expenses was primarily due to a bad debt recovery of $1.5 million in the three months ended September 30, 2004 as compared to the $1.0 million recovery in the three months ended September 30, 2003.

Interest Income.    Interest income was consistent at $0.1 million for the three months ended September 30, 2004 and September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, we had working capital of $33.4 million, including cash and cash equivalents of $17.2 million, restricted cash of $11.9 million, net accounts receivable of $20.4 million, inventories of $7.6 million, prepaid expenses and other current assets of $0.6 million, offset by $19.5 million in accounts payable, $1.9 million in deferred revenues and $2.9 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the three months ended September 30, 2004 was $1.5 million, which primarily related to an increase in accounts receivable of $4.7 million relating to the increase in revenues, an increase in inventory of $3.7 million due to timing of shipments of certain jobs and a reduction in progress payments on long term contracts, a decrease in the provision for doubtful accounts due to a bad debt recovery of $1.5 million, offset by an increase in accounts payable of $4.1 million relating to the increase in revenues and the timing of vendor payments, net income of $2.2 million, an increase in deferred revenue of $0.8 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, a decrease in prepaid expenses and other current assets of $0.7 million relating to the collection of a lease receivable, and a non-cash item representing depreciation and amortization expense of $0.7 million primarily related to the network operations center and satellite earth station equipment.

Net cash used in investing activities during the three months ended September 30, 2004 was $10.6 million, which primarily related to an increase in restricted cash of $10.0 million based on certificates of deposit issued as collateral for performance and payment guarantees mainly attributable to two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan and the purchase of $0.6 million of fixed assets for our network operations center.

Net cash provided by financing activities during the three months ended September 30, 2004 was $1.1 million which related to $1.0 million of proceeds from the exercise of warrants and $0.1 million of proceeds from the exercise of stock options.

We have a credit agreement in place which provides for a working capital credit facility of up to $16.5 million, which expires in October 2005. We will be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash and cash equivalents at the bank. The line of credit bears interest at the greater of 6.0% or the prime rate plus 1.5% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under each line of credit. In addition, the credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at September 30, 2004. As of September 30, 2004, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $10.5 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2009. Future minimum lease payments due on these leases through September 30, 2005 are approximately $8.1 million.

At September 30, 2004 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$21,321	$8,061	$11,110	$2,150	$—
Total contractual obligations	$21,321	$8,061	$11,110	$2,150	$—
Other Commercial Commitments
Standby letters of credit	$10,536	$2,865	$6,205	$1,466	$—
Total commercial commitments	$10,536	$2,865	$6,205	$1,466	$—

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2005. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with a war, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. In particular, we currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures, research and development activities and reductions in headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

Risk Factors

We have a history of operating losses and negative cash flow and our losses may continue.

Although, recently we have had profitable quarters, we have incurred significant net losses since we began operating in August 1994. We incurred net losses of $1.3 million during the fiscal year ended June 30, 2004, $19.6 million during the fiscal year ended June 30, 2003, and $17.3 million during the fiscal year ended June 30, 2002. As of September 30, 2004 our accumulated deficit was $73.0 million. We anticipate that we may continue to incur net losses, in any particular quarter, due to the timing of significant projects even if we achieve profitability in the fiscal year ending June 30, 2005. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks declines, our revenue and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue to return from recent depressed levels, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders with our customers. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures.

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

The markets in which we operate have limited barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. Moreover, our current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address the needs of our current and prospective customers. The potential strategic relationships of existing and new competitors may rapidly acquire significant market share, which would harm our business and financial condition.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through September 30, 2005. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If any of these customers is unable to implement its business plan, the market for these customers' services declines, or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

We regard our trademarks, trade secrets and other intellectual property as beneficial to our success. Unauthorized use of our intellectual property by third parties may damage our business. We rely on trademark, trade secret and patent protection and contracts, including confidentiality and license agreements with our employees, customers, strategic collaborators, consultants and others, to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization.

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

We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Prosecuting infringers and defending against intellectual property infringement claims could be time consuming and expensive, and regardless of whether we are or are not successful, could cause substantial expenses and disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and/or may materially disrupt the conduct of, or necessitate the cessation of, our business.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is highly volatile.

From October 1, 2003 through September 30, 2004, our closing stock price ranged from a low of $3.80 per share to a high of $7.58 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the "FCC Act"), and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and are required to maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to NetSat. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

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

Our objective to managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of September 30, 2004 we had one future contract of approximately $1.3 million to purchase Euros.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.   Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d- 14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

(b)	There have been no significant changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: November 15, 2004	/s/ DAVID E. HERSHBERG
David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 15, 2004	/s/ ANDREW C. MELFI
Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).