Form 10-Q
period 2004-12-31
GLOBECOMM SYSTEMS INC
filed 2005-02-14
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 9, 2005, there were 14,551,245 shares of the Registrant's common stock, $0.001 par value, outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,040	$28,252
Restricted cash	2,484	1,903
Accounts receivable, net	20,642	14,318
Inventories	11,014	3,904
Prepaid expenses and other current assets	1,025	1,274
Deferred income taxes	83	83
Total current assets	62,288	49,734
Fixed assets, net	15,475	15,441
Goodwill	7,204	7,204
Other assets	1,097	1,096
Total assets	$86,064	$73,475
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,194	$15,453
Deferred revenues	2,763	1,083
Accrued payroll and related fringe benefits	1,436	1,154
Other accrued expenses	2,042	1,676
Deferred liabilities	316	316
Total current liabilities	27,751	19,682
Deferred liabilities, less current portion	828	987
Commitments and contingencies
Stockholders' equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2004 and June 30, 2004	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at December 31, 2004 and 22,000,000 at June 30, 2004; shares issued: 14,904,430 at December 31, 2004 and 14,628,574 at June 30, 2004	15	15
Additional paid-in capital	131,918	130,503
Accumulated deficit	(72,015)	(75,198)
Accumulated other comprehensive income	348	267
Treasury stock, at cost, 465,351 shares at December 31, 2004 and June 30, 2004	(2,781)	(2,781)
Total stockholders' equity	57,485	52,806
Total liabilities and stockholders' equity	$86,064	$73,475

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Revenues from ground segment systems, networks and enterprise solutions	$24,693	$19,891	$46,279	$36,922
Revenues from data communications services	4,535	3,809	8,408	7,239
Total revenues	29,228	23,700	54,687	44,161
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	21,013	17,798	39,075	33,102
Costs from data communications services	3,714	3,255	6,908	6,473
Selling and marketing	1,383	1,126	2,552	2,242
Research and development	174	236	472	711
General and administrative	2,074	2,103	2,702	2,997
Total costs and operating expenses	28,358	24,518	51,709	45,525
Income (loss) from operations	870	(818)	2,978	(1,364)
Other income:
Interest income	92	66	165	128
Gain on sale of investment	40	—	40	—
Gain on sale of available-for-sale securities	—	91	—	91
Net income (loss)	$1,002	$(661)	$3,183	$(1,145)
Basic net income (loss) per common share	$0.07	$(0.05)	$0.22	$(0.09)
Diluted net income (loss) per common share	$0.07	$(0.05)	$0.21	$(0.09)
Weighted-average shares used in the calculation of basic net income (loss) per common share	14,396	12,575	14,289	12,576
Weighted-average shares used in the calculation of diluted net income (loss) per common share	14,975	12,575	14,842	12,576

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Tota Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2004	14,629	$15	$130,503	$(75,198)	$267	465	$(2,781)	$52,806
Proceeds from exercise of stock options	82		369					369
Proceeds from exercise of warrants	175		962					962
Issuance of common stock in connection with employee stock purchase plan	18		78					78
Issuance of stock options for services			6					6
Comprehensive income:
Net income				3,183				3,183
Gain from foreign currency translation					84			84
Unrealized loss on available-for-sale securities					(3)			(3)
Total comprehensive income								3,264

Balance at December 31, 2004	14,904	$15	$131,918	$(72,015)	$348	465	$(2,781)	$57,485

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2004	December 31, 2003
OPERATING ACTIVITIES:
Net income (loss)	$3,183	$(1,145)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,488	1,606
Allowance for doubtful accounts recovery	(1,510)	(899)
Changes in deferred liabilities	(159)	(256)
Stock compensation expense	6	3
Gain on sale of available-for-sale securities	—	(91)
Unrealized loss on available-for-sale securities	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,737)	(2,893)
Inventories	(7,097)	4,268
Prepaid expenses and other current assets	251	(132)
Other assets	(1)	91
Accounts payable	5,699	4,043
Deferred revenue	1,679	(5,027)
Accrued payroll and related fringe benefits	281	39
Other accrued expenses	364	555
Net cash (used in) provided by operating activities	(556)	162
INVESTING ACTIVITIES:
Purchases of fixed assets	(1,517)	(507)
Repayment of promissory note from a related party	—	300
Proceeds from sale of available-for-sale securities	—	391
Restricted cash	(581)	(523)
Net cash used in investing activities	(2,098)	(339)
FINANCING ACTIVITIES:
Proceeds from sale of common stock in connection with employee stock purchase plan	78	54
Purchase of treasury stock	—	(333)
Proceeds from exercise of stock options	369	176
Proceeds from exercise of warrants	962	—
Net cash provided by (used in) financing activities	1,409	(103)
Effect of foreign currency translation on cash	33	40
Net decrease in cash and cash equivalents	(1,212)	(240)
Cash and cash equivalents at beginning of period	28,252	22,016
Cash and cash equivalents at end of period	$27,040	$21,776

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2004 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation, (formerly named NetSat Express, Inc.), and Globecomm Systems Europe Limited (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Costs from Ground Segment Systems, Networks and Enterprise Solutions

Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. These costs consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. We use estimates of the costs applicable to various elements, which we believe are reasonable. Since these contract costs depend on estimates, which are assessed continually during the term of these contracts, costs are subject to revisions as the contract progresses to completion. Revision in cost estimates are reflected in the period in which they become known. In the event an estimate indicates that a loss will be incurred at completion, we record the costs in the period identified.

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

Stock-Based Compensation

The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148").

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(Unaudited)
	(In thousands, except per share data)
Reported net income (loss)	$1,002	$(661)	$3,183	$(1,145)
Pro-forma stock compensation expense	(353)	(621)	(781)	(1,281)
Pro-forma net income (loss)	$649	$(1,282)	$2,402	$(2,426)
Reported basic net income (loss) per common share	$0.07	$(0.05)	$0.22	$(0.09)
Reported diluted net income (loss) per common share	$0.07	$(0.05)	$0.21	$(0.09)
Pro-forma basic net income (loss) per common share	$0.05	$(0.10)	$0.17	$(0.19)
Pro-forma diluted net income (loss) per common share	$0.04	$(0.10)	$0.16	$(0.19)

During the three and six months ended December 31, 2004, compensation expense related to stock options of $1,000 and $6,000 was included in the reported net income, respectively. During the three and six months ended December 31, 2003, compensation expense related to stock options of $3,000 was included in the reported net loss.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 ("SFAS 123R"). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by APB 25. This will require the Company to adopt the fair value model for recognizing compensation expense for employee stock options, and would have the effect of reducing the Company's reported net income and net income per share. SFAS 123R is effective July 1, 2005. The Company is currently evaluating the impact of adopting this pronouncement on the consolidated financial statements.

In light of these new requirements, the Company is considering modifying the equity element of the compensation structure used for employees, which has frequently included an annual grant of options which vested over multiple years. In the interim, until a final compensation structure is determined, the Company made an option grant to employees in January 2005 of options to purchase 132,000 shares of Common Stock, which was significantly smaller than the usual annual grant and will fully vest in June 2005.

Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the six months ended December 31, 2004 that would result in any goodwill impairment.

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

Restricted Cash

Restricted cash includes certificates of deposit used as cash collateral for bid proposals and contract performance guarantees.

Comprehensive Income

Comprehensive income for the three and six months ended December 31, 2004 of approximately $1,104,000 and $3,264,000, respectively, includes a foreign currency translation gain of approximately $105,000 and $84,000 and an unrealized loss on available-for-sale securities of approximately $3,000. Comprehensive loss for the three and six months ended December 31, 2003 of approximately $543,000 and $893,000, respectively, includes a foreign currency translation gain of approximately $23,000 and $57,000 and an unrealized gain on available-for-sale securities of approximately $95,000 and $195,000, respectively.

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment to SFAS No. 133, requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative instrument depending on the designated type of hedge.

The Company, at times, enters into foreign currency exchange contracts (forward contracts) to manage its exposure to currency rate fluctuations on anticipated sales and purchases. These types of exchange contracts generally qualify for accounting as designated hedges. The realized and unrealized gains and losses on qualified contracts are deferred and included as components of the related transactions. Any contracts that do not qualify as hedges for accounting purposes are marked to market with the resulting gains and losses recognized in other income or expense. At December 31, 2004 and June 30, 2004, the Company had outstanding one foreign exchange contracts with notional amounts of $1,300,000 and $0, respectively. As of December 31, 2004 there was approximately $60,000 outstanding under this foreign exchange contract. The foreign currency forward contract held by the Company at December 31, 2004 was not a designated hedge under SFAS No. 133.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the six months ended December 31, 2004 and the year ended June 30, 2004, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $83,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company's combined state tax return. The Company has used net operating loss carryforwards to offset the net income for the three and six months ended December 31, 2004.

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

2.    Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares were excluded from the calculation of diluted net loss per common share for the three and six months ended December 31, 2003, as their effect was anti-dilutive. Diluted net loss per common share for the three and six months ended December 31, 2003 excludes the effect of approximately 361,000 and 161,000 stock options, respectively, as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	December 31, 2004	June 30, 2004
	(Unaudited)
	(In thousands)
Raw materials and component parts	$161	$163
Work-in-progress	11,608	7,362
	11,769	7,525
Less progress payments	(755)	(3,621)
	$11,014	$3,904

4.    Segment Information

The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc. and Globecomm Systems Europe Limited, is engaged in the design, assembly and installation of ground segment systems and networks. Its data communications services segment, through Globecomm Network Services Corporation, provides satellite communication services capabilities.

The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

The following is the Company's business segment information for the three and six months ended December 31, 2004 and 2003 and as of December 31, 2004 and June 30, 2004:

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$24,693	$19,891	$46,279	$36,922
Data communications services	4,535	3,809	8,408	7,239
Total revenues	$29,228	$23,700	$54,687	$44,161
Income (loss) from operations:
Ground segment systems, networks and enterprise solutions	$781	$(676)	$3,002	$(1,737)
Data communications services	85	(146)	(32)	365
Interest income	92	66	165	128
Gain on sale of investment	40	—	40	—
Gain on sale of available-for-sale securities	—	91	—	91
Intercompany eliminations	4	4	8	8
Net income (loss)	$1,002	$(661)	$3,183	$(1,145)
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$304	$377	$607	$754
Data communications services	444	434	889	860
Intercompany eliminations	(4)	(4)	(8)	(8)
Total depreciation and amortization	$744	$807	$1,488	$1,606
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$160	$90	$193	$132
Data communications services	730	370	1,324	400
Intercompany eliminations	—	(25)	—	(25)
Total expenditures for long-lived assets	$890	$435	$1,517	$507

	December 31, 2004	June 30, 2004
	(Unaudited)
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$139,180	$125,534
Data communications services	14,192	11,501
Intercompany eliminations	(67,308)	(63,560)
Total assets	$86,064	$73,475

5.    Settlement Agreement

The Company reached a $4.0 million settlement in July 2004 relating to amounts due under a contract with a major customer. The Company had recorded a $4.5 million charge in the fourth quarter of fiscal 2003 of which $1.5 million and $3.0 million was included in general and administrative expenses and costs from ground segment systems, networks, and enterprise solutions, respectively. This settlement resulted in a $0.9 million cost recovery to costs from ground segment systems, networks and enterprise solutions and a $1.5 million bad debt recovery included in general and administrative expenses, both of which reversed a portion of the previous charge. The balance of $1.6 million related to a $1.2 million account receivable due to the Company, which was not subject to the charge, and covered $0.4 million in costs to complete the program.

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

Our business had been adversely affected by the global economic slowdown and, in particular, the significant challenges facing the telecommunications industry worldwide. Recently, we have seen improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace. However, some of the adverse consequences of the downturn continue to impact our business based upon the inability of some of our customers and prospects to raise capital to fund projects, particularly, in developing countries.

We currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Further hostilities in Afghanistan, or in connection with any armed conflict affecting areas where our customers are located may impact our performance on these contracts, which may impact our results of operations.

Critical Accounting Policies

Certain of our accounting policies require judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our accounting policies that require management to apply significant judgment include:

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

Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the six months ended December 31, 2004 that would result in any goodwill impairment.

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

The allowance for doubtful accounts at December 31, 2004 and June 30, 2004 was $1.1 million and $2.6 million, respectively. The decrease in the allowance of approximately $1.5 million primarily related to a bad debt recovery under a settlement reached with a major customer in July 2004.

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

Results of Operations

Three and Six Months Ended December 31, 2004 and 2003

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues increased by $4.8 million, or 24.1%, to $24.7 million for the three months ended December 31, 2004 and increased by $9.4 million, or 25.3%, to $46.3 million for the six months ended December 31, 2004, compared to $19.9 million and $36.9 million for the three and six months ended December 31, 2003, respectively. The increase in revenues was primarily the result of increased infrastructure sales in the U.S. Government and government related entities marketplace, coupled with increased sales due to a general overall improvement in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress.

Revenues from Data Communication Services.    Revenues increased by $0.7 million, or 19.1%, to $4.5 million for the three months ended December 31, 2004 and increased by $1.2 million, or 16.1%, to $8.4 million for the six months ended December 31, 2004, compared to $3.8 million and $7.2 million for the three and six months ended December 31, 2003, respectively. The increase was due to the increase in Video Broadcast service offerings and the Voice Over Internet Protocol (VOIP) minutes offset by a significant contract which expired in the three months ended September 30, 2003 for teleport services and Internet access to South America.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $3.2 million, or 18.1%, to $21.0 million for the three months ended December 31, 2004 and increased by $6.0 million, or 18.0% to $39.1 million for the six months ended December 31, 2004, compared to $17.8 million and $33.1 million for the three and six months ended December 31, 2003, respectively. Costs as a percentage of related revenues decreased to 85.1% and 84.4% for the three and six months ended December 31, 2004, respectively, compared to 89.5% and 89.7% for the three and six months ended December 31, 2003, respectively. The decrease was mainly attributable to a non-recurring cost recovery related to a settlement with a large customer of $0.5 million and $0.9 million for the three months and six months ended December 31, 2004, respectively, and increased margin on revenues related to the U.S. Government and government related entities projects in the three and six months ended December 31, 2004.

Costs from Data Communications Services.    Costs from data communications services increased by $0.5 million, or 14.1%, to $3.7 million for the three months ended December 31, 2004 and increased by $0.4 million, or 6.7%, to $6.9 million for the six months ended December 31, 2004, compared to $3.3 million and $6.5 million for the three and six months ended December 31, 2003, respectively. The increase is a result of additional space segment costs required for the Video Broadcast service offerings.

Selling and Marketing.    Selling and marketing expenses increased by $0.3 million, or 22.8%, to $1.4 million for the three months ended December 31, 2004 and increased by $0.3 million, or 13.8%, to $2.6 million for the six months ended December 31, 2004, compared to $1.1 million and $2.2 million for the three and six months ended December 31, 2003, respectively. The increase in selling and marketing costs is a result of increased salary and salary related expenses for additional marketing personnel.

Research and Development.    Research and development expenses decreased by $0.1 million, or 26.3%, to $0.2 million for the three months ended December 31, 2004 and decreased by $0.2 million, or 33.6%, to $0.5 million for the six months ended December 31, 2004, compared to $0.2 million and $0.7 million for the three and six months ended December 31, 2003, respectively. The decrease was principally due to non-recurrence of costs associated with product research and development associated with projects in process in the three and six months ended December 31, 2003.

General and Administrative.    General and administrative expenses remained constant at $2.1 for the three months ended December 31, 2004 and December 31, 2003 and decreased by $0.3 million, or 9.8% to $2.7 million for the six months ended December 31, 2004, compared to $3.0 million for the six months ended December 31, 2003. The decrease in general and administrative expenses was primarily due to a bad debt recovery of $1.5 million as a result a settlement reached with a customer in the three months ended September 30, 2004 as compared to the $1.0 million recovery in the three months ended September 30, 2003.

Interest Income.    Interest income increased for the three and six months ended December 31, 2004 as compared to December 31, 2003 due to the increase in the balance of cash and cash equivalents.

Liquidity and Capital Resources

At December 31, 2004, we had working capital of $34.5 million, including cash and cash equivalents of $27.0 million, restricted cash of $2.5 million, net accounts receivable of $20.6 million, inventories of $11.0 million, prepaid expenses and other current assets of $1.0 million, offset by $21.2 million in accounts payable, $2.7 million in deferred revenues and $3.8 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the six months ended December 31, 2004 was $0.6 million, which primarily related to an increase in inventory of $7.1 million due to timing of shipments of certain jobs and a reduction in progress payments on long term contracts, an increase in accounts receivable of $4.7 million relating to the increase in revenues, a decrease in the provision for doubtful accounts due to a bad debt recovery of $1.5 million, offset by an increase in accounts payable of $5.7 million relating to the increase in revenues and the timing of vendor payments, net income of $3.2 million, an increase in deferred revenue of $1.7 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a non-cash item representing depreciation and amortization expense of $1.5 million primarily related to the network operations center and satellite earth station equipment.

Net cash used in investing activities during the six months ended December 31, 2004 was $2.1 million, related to the purchase of $1.5 million of fixed assets for our network operations center, specifically related to the Video Broadcast and VOIP platforms, and an increase in restricted cash of $0.6 million based on certificates of deposit issued as collateral for performance and payment guarantees.

Net cash provided by financing activities during the six months ended December 31, 2004 was $1.4 million which primarily related to $1.0 million of proceeds from the exercise of warrants issued in connection with our private placement in December 2003 and $0.4 million of proceeds from the exercise of stock options.

We have a credit agreement in place which provides for a working capital credit facility of up to $16.5 million, which expires in October 2005. We may be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash and cash equivalents at the bank. The line of credit bears interest at the greater of 6.0% or the prime rate plus 1.5% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under each line of credit. In addition, the credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at December 31, 2004. As of December 31, 2004, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $13.6 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2009. Future minimum lease payments due on these leases through December 31, 2005 are approximately $8.0 million.

At December 31, 2004 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$19,432	$8,045	$10,069	$1,318	$—
Total contractual obligations	$19,432	$8,045	$10,069	$1,318	$—
Other Commercial Commitments
Standby letters of credit	$13,613	$8,213	$3,934	$1,466	$—
Total commercial commitments	$13,613	$8,213	$3,934	$1,466	$—

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

We expect that our cash and working capital requirements for operating activities will continue to increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may experience negative cash flows due to quarter-to-quarter operating performance.

Globecomm Network Services Corporation has had, and we expect it will continue to have, working capital and additional capital expenditure requirements, which have, and may continue to put increased pressure on our capital resources.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 31, 2005. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. In particular, we currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures, research and development activities and we may be required to reduce headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

Risk Factors

We have a history of operating losses and negative cash flow and our losses may continue.

Although, recently we have had profitable quarters, we have incurred significant net losses since we began operating in August 1994. We incurred net losses of $1.3 million during the fiscal year ended June 30, 2004, $19.6 million during the fiscal year ended June 30, 2003, and $17.3 million during the fiscal year ended June 30, 2002. As of December 31, 2004 our accumulated deficit was $72.0 million. We may incur net losses, in any particular quarter, due to the timing of significant projects even if we achieve profitability in the fiscal year ending June 30, 2005. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks declines, our revenue and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue to return from recent depressed levels, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures. Recently, we have seen improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace. A future reduction in opportunities from U.S. Government and government related agencies will negatively impact our results of operations.

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

We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries. There are a number of risks inherent in conducting our business internationally, including:

•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our products and services to customers and harm our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	potentially adverse taxes could affect our results of operations;

•	complex foreign laws and treaties could affect our ability to compete; and

•	difficulties in collecting accounts receivable could adversely affect our results of operations.

These and other risks could impede our ability to manage our international operations effectively, limit the future growth of our business, increase our costs and require significant management attention.

If Globecomm Network Services Corporation does not execute its business strategy or if the market for its services fails to develop or develops more slowly than it expects, our results of operations will be harmed.

Globecomm Network Services Corporation's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. Despite the settlement agreements which modified and reduced our satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. Globecomm Network Services Corporation has had, and we expect will continue to have, cash requirements, which have and will decrease our cash resources. If Globecomm Network Services Corporation does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed.

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

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators, like ITT, Data Path, and Global Communication Services, and (2) equipment manufacturers who also provide integrated systems, like Andrew Corporation, General Dynamics, Alcatel and ND Satcom AG.

In the end-to-end satellite-based communication solutions and communications services markets, we compete with other satellite communication companies who provide similar services, like SES Global and Convergent Media Systems. In addition, we may compete with other communications service providers like Echostar and AT&T, and satellite owners like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2005. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with four customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If any of these customers is unable to implement its business plan, the market for these customers' services declines, or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

We currently have been granted three patents in the United States, one for remote access to the Internet using satellites, one for satellite communication with automatic frequency control, and one for a monitor and control system for satellite communications networks and the like. We have two other patents pending in the United States, one for implementing facsimile and data communications using Internet Protocols and another for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet Protocols. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

We have filed applications for trademark registration of Globecomm Systems Inc., Globecomm and GSI in the United States and various other countries, and have been granted registrations for some of these terms in the United States, Europe and Russia. We have received trademark registrations for NetSat Express, Inc. in the United States, the European Community, Russia, Singapore and Brazil. We have various other trademarks and service marks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

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

The damage or loss of any of the satellites used by us, or the temporary or permanent malfunction of any of the satellites upon which we rely, would likely result in the interruption of our satellite-based communications services. This interruption could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From January 1, 2004 through December 31, 2004, our closing stock price ranged from a low of $4.36 per share to a high of $7.58 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

The stock markets in general and the markets for telecommunications stocks in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the "FCC Act"), and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and are required to maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to Globecomm Network Services Corporation. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

Foreign Ownership

We may, in the future, be required to seek FCC approval if foreign ownership of our stock exceeds the specified criteria. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC.

Foreign Regulations

Regulatory schemes in countries in which we may seek to provide our satellite-delivered data communications services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner, which may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization from each country in which we provide our satellite-delivered data communications services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that restrictions applicable thereto will not be unduly burdensome.

Regulation of the Internet

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, including but not limited to privacy regulations in numerous European countries and content restrictions in countries such as the People's Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, court jurisdiction and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

Telecommunications Taxation, Support Requirements, and Access Charges

All telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services. Also, some telecommunications services are subject to special taxation and to contribution requirements to support services to special groups, like persons with disabilities. Our services may be subject to new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. As of December 31, 2004, we had one future contract of approximately $1.3 million to purchase Euros. As of December 31, 2004 there was approximately $60,000 outstanding under this foreign exchange contract. The Company does not anticipate this will have a material impact on its result of operations.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective (i) for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no significant changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Matters voted upon at the Annual Meeting of stockholders held on November 17, 2004 and the results of the voting were as follows:

(i)	The following individuals were elected by the Stockholders to serve as Directors:

Board Member	For	Withheld
Richard E. Caruso	11,897,610	1,180,666
David E. Hershberg	11,980,019	1,098,257
Harry L. Hutcherson, Jr.	11,984,819	1,093,457
Brian T. Maloney	11,900,410	1,177,866
Kenneth A. Miller	11,983,119	1,095,157
Jack A. Shaw	11,982,219	1,096,057
A. Robert Towbin	11,979,519	1,098,757
C.J. Waylan	11,900,310	1,177,966

(ii)	A proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share, of the Company was voted upon as follows: 12,411,984 shares for; 646,958 shares against; and 19,334 shares abstaining.

(iii)	A proposal to amend the Company's Amended and Restated 1997 Stock Incentive Plan (the "1997 Plan") to increase to the number of shares of common stock reserved for issuance under the 1997 Plan was voted upon as follows: 4,132,197 shares for; 2,862,196 shares against; and 18,757 shares abstaining.

(iv)	A proposal to amend the 1997 Plan's Automatic Option Grant Program to (a) provide for an automatic annual grant of options to purchase 5,000 shares of common stock to each continuing non-employee member of the Company's board of directors and (b) revise the vesting dates of the options granted to newly elected or appointed non-employee directors was voted upon as follows: 4,510,921 shares for; 2,471,956 shares against; and 30,273 shares abstaining.

(v)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2005 was voted upon as follows: 13,013,293 shares for; 50,052 shares against; and 14,931 shares abstaining.

Item 5.	Other Information

None

Item 6.	Exhibits

Index to Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended through February 2005, including Certificate of Designation of Series A Junior Participating Preferred Stock (filed herewith).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)

Date: February 14, 2005	/s/ DAVID E. HERSHBERG
David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2005	/s/ ANDREW C. MELFI
Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended through February 2005, including Certificate of Designation of Series A Junior Participating Preferred Stock (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).