Form 10-Q
period 2005-03-31
GLOBECOMM SYSTEMS INC
filed 2005-05-16
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 11, 2005, there were 14,592,907 shares of the Registrant's common stock, $0.001 par value, outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,433	$28,252
Restricted cash	3,856	1,903
Accounts receivable, net	23,430	14,318
Inventories	9,239	3,904
Prepaid expenses and other current assets	892	1,274
Deferred income taxes	83	83
Total current assets	59,933	49,734
Fixed assets, net	15,442	15,441
Goodwill	7,204	7,204
Other assets	1,026	1,096
Total assets	$83,605	$73,475
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,034	15,453
Deferred revenues	2,429	1,083
Accrued payroll and related fringe benefits	1,334	1,154
Other accrued expenses	2,117	1,676
Deferred liabilities	316	316
Total current liabilities	24,230	19,682
Deferred liabilities, less current portion	749	987
Commitments and contingencies
Stockholders' equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2005 and June 30, 2004	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at March 31, 2005 and 22,000,000 at June 30, 2004; shares issued: 15,041,258 at March 31, 2005 and 14,628,574 at June 30, 2004	15	15
Additional paid-in capital	132,569	130,503
Accumulated deficit	(71,454)	(75,198)
Accumulated other comprehensive income	277	267
Treasury stock, at cost, 465,351 shares at March 31, 2005 and June 30, 2004	(2,781)	(2,781)
Total stockholders' equity	58,626	52,806
Total liabilities and stockholders' equity	$83,605	$73,475

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Revenues from ground segment systems, networks and enterprise solutions	$23,443	$18,956	$69,722	$55,878
Revenues from data communications services	4,741	3,305	13,149	10,544
Total revenues	28,184	22,261	82,871	66,422
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	19,520	16,180	58,595	49,282
Costs from data communications services	4,186	3,138	11,094	9,611
Selling and marketing	1,476	1,219	4,028	3,461
Research and development	231	242	703	953
General and administrative	2,463	2,118	5,165	5,115
Total costs and operating expenses	27,876	22,897	79,585	68,422
Income (loss) from operations	308	(636)	3,286	(2,000)
Other income:
Interest income	121	63	286	191
Gain on sale of investment	—	—	40	—
Gain on sale of available-for-sale securities	132	—	132	91
Net income (loss)	$561	$(573)	$3,744	$(1,718)

Basic net income (loss) per common share	$0.04	$(0.04)	$0.26	$(0.13)
Diluted net income (loss) per common share	$0.04	$(0.04)	$0.25	$(0.13)

Weighted-average shares used in the calculation of basic net income (loss) per common share	14,517	14,100	14,363	13,080
Weighted-average shares used in the calculation of diluted net income (loss) per common share	15,143	14,100	14,938	13,080

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2005
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2004	14,629	$15	$130,503	$(75,198)	$267	465	$(2,781)	$52,806
Proceeds from exercise of stock options	157		676					676
Proceeds from exercise of warrants	237		1,306					1,306
Issuance of common stock in connection with employee stock purchase plan	18		78					78
Issuance of stock options for services			6					6
Comprehensive income:
Net income				3,744				3,744
Gain from foreign currency translation					10			10
Total comprehensive income								3,754
Balance at March 31, 2005	15,041	$15	$132,569	$(71,454)	$277	465	$(2,781)	$58,626

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES:
Net income (loss)	$3,744	$(1,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,257	2,346
Allowance for doubtful accounts, net of recovery	(1,413)	(901)
Changes in deferred liabilities	(238)	(443)
Stock compensation expense	6	8
Gain on sale of available-for-sale securities	(132)	(91)
Gain on sale of investment	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,664)	(4,859)
Inventories	(5,473)	3,200
Prepaid expenses and other current assets	385	39
Other assets	71	414
Accounts payable	2,517	5,827
Deferred revenue	1,343	(5,840)
Accrued payroll and related fringe benefits	179	341
Other accrued expenses	439	370
Net cash used in operating activities	(4,019)	(1,307)

INVESTING ACTIVITIES:
Purchases of fixed assets	(2,256)	(1,033)
Restricted cash	(1,953)	(433)
Proceeds from sale of available-for-sale securities	330	391
Repayment of promissory note from a related party	—	300
Net cash used in investing activities	(3,879)	(775)

FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,306	—
Proceeds from exercise of stock options	676	419
Proceeds from sale of common stock in connection with employee stock purchase plan	78	54
Proceeds from private placement	—	6,170
Purchase of treasury stock	—	(333)
Net cash provided by financing activities	2,060	6,310
Effect of foreign currency translation on cash	19	73
Net (decrease) increase in cash and cash equivalents	(5,819)	4,301
Cash and cash equivalents at beginning of period	28,252	22,016
Cash and cash equivalents at end of period	$22,433	$26,317

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2005, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2004 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation (formerly named NetSat Express, Inc.) and Globecomm Systems Europe Limited (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(Unaudited)
	(In thousands, except per share data)
Reported net income (loss)	$561	$(573)	$3,744	$(1,718)
Pro-forma stock compensation expense	(536)	(492)	(1,318)	(1,773)
Pro-forma net income (loss)	$25	$(1,065)	$2,426	$(3,491)
Reported basic net income (loss) per common share	$0.04	$(0.04)	$0.26	$(0.13)
Reported diluted net income (loss) per common share	$0.04	$(0.04)	$0.25	$(0.13)
Pro-forma basic net income (loss) per common share	$0.00	$(0.08)	$0.17	$(0.27)
Pro-forma diluted net income (loss) per common share	$0.00	$(0.08)	$0.16	$(0.27)

During the three and nine months ended March 31, 2005, compensation expense related to stock options of $0 and $6,000 was included in the reported net income, respectively. During the three and nine months ended March 31, 2004, compensation expense related to stock options of $5,000 and $8,000 was included in the reported net loss.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 ("SFAS 123R"). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by APB 25. This will require the Company to adopt the fair value model for recognizing compensation expense for employee stock options, and would have the effect of reducing the Company's reported net income and net income per share. SFAS 123R is required to be adopted by the Company on July 1, 2005. In May 2005, in response to FAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's Amended and Restated 1997 Stock Incentive Plan. As a result of the acceleration, options to acquire 863,165 shares of the Company's common stock became immediately exercisable. In order to prevent unintended personal benefit to directors and executive officers, the Board of Directors, upon recommendation of its

Compensation Committee, imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent their sale of stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual's termination of employment. The restrictions apply to 306,220 options.

As a result of the acceleration, the Company is not expected to be required to recognize anticipated stock option expense of approximately $0.6 million in fiscal 2006, $0.4 million in fiscal 2007 and $0.1 million in fiscal 2008. A one-time non-cash compensation charge of $0.1 million will be recorded in the fourth quarter of fiscal 2005 as a result of the acceleration. The Compensation Committee took this action with the belief that it is in the best interest of the shareholders, as it would reduce the compensation expense in future periods.

In determining the equity component of its future compensation structure, the Company will take into account the impact of FAS 123R on its operating results.

Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the nine months ended March 31, 2005 that would result in any goodwill impairment.

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

Comprehensive Income

Comprehensive income for the three and nine months ended March 31, 2005 includes a foreign currency translation (loss) gain of approximately ($74,000) and $10,000, and the reversal of an unrealized loss on available-for-sale securities of approximately $3,000 in the three months ended March 31, 2005. Comprehensive loss for the three and nine months ended March 31, 2004 includes a foreign currency translation gain of approximately $53,000 and $110,000 and an unrealized gain on available-for-sale securities of approximately $195,000 for the nine months ended March 31, 2004.

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

The Company, at times, enters into foreign currency exchange contracts (forward contracts) to manage its exposure to currency rate fluctuations on anticipated sales and purchases. These types of exchange contracts generally qualify for accounting as designated hedges. The realized and unrealized gains and losses on qualified contracts are deferred and included as components of the related transactions. Any contracts that do not qualify as hedges for accounting purposes are marked to market with the resulting gains and losses recognized in other income or expense. At March 31, 2005 and June 30, 2004 the Company had no outstanding foreign exchange contracts.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the nine months ended March 31, 2005 and the year ended June 30, 2004, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $83,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company's combined state tax return. The Company has used net operating loss carryforwards to offset the net income for the three and nine months ended March 31, 2005.

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

2.    Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common equivalent shares outstanding for the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock (using an if-converted method) and incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Incremental common equivalent shares were excluded from the calculation of diluted net loss per common share for the three and nine months ended March 31, 2004, as their effect was anti-dilutive. Diluted net loss per common share for the three and nine months ended March 31, 2004 excludes the effect of approximately 491,000 and 268,000 stock options, respectively, and approximately 33,000 warrants for the three months ended March 31, 2004, as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	March 31, 2005	June 30, 2004
	(Unaudited)
	(In thousands)
Raw materials and component parts	$129	$163
Work-in-progress	12,498	7,362
	12,627	7,525
Less progress payments	(3,388)	(3,621)
	$9,239	$3,904

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

The following is the Company's business segment information for the three and nine months ended March 31, 2005 and 2004 and as of March 31, 2005 and June 30, 2004:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$23,443	$18,956	$69,722	$55,878
Data communications services	4,741	3,305	13,149	10,544
Total revenues	$28,184	$22,261	$82,871	$66,422
Income (loss) from operations:
Ground segment systems, networks and enterprise solutions	$577	$(89)	$3,579	$(1,826)
Data communications services	(275)	(551)	(307)	(186)
Interest income	121	63	286	191
Gain on sale of investment	—	—	40	—
Gain on sale of available-for-sale securities	132	—	132	91
Intercompany eliminations	6	4	14	12
Net income (loss)	$561	$(573)	$3,744	$(1,718)
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$271	$314	$879	$1,068
Data communications services	503	430	1,392	1,290
Intercompany eliminations	(6)	(4)	(14)	(12)
Total depreciation and amortization	$768	$740	$2,257	$2,346
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$86	$174	$279	$306
Data communications services	693	330	2,019	730
Intercompany eliminations	(42)	22	(42)	(3)
Total expenditures for long-lived assets	$737	$526	$2,256	$1,033

	March 31, 2005	June 30, 2004
	(Unaudited)
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$136,658	$125,534
Data communications services	14,844	11,501
Intercompany eliminations	(67,897)	(63,560)
Total assets	$83,605	$73,475

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

6.    Related Party Transaction

In January 2003, the Company entered into a letter agreement with an individual who is a former executive officer and current employee of the Company, pursuant to which the Company consolidated the then outstanding loans and advances receivable from such individual into a promissory note of approximately $321,000. Under the terms of the letter agreement the Company agreed to forgive the outstanding principal and interest amounts due on the promissory note in five annual installments, so long as the former executive officer remains an employee. In March 2005, the Company forgave the second installment of approximately $71,000.

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

We currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan, and derived 34% of our revenues in the three months ended March 31, 2005 from these contracts. Further hostilities in Afghanistan, or in connection with any armed conflict affecting areas where our customers are located may impact our performance on these contracts, which may impact our results of operations.

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

We recognize revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customers' satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customers' ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventory balance.

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

Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. There have been no events during the nine months ended March 31, 2005 that would result in any goodwill impairment.

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

The allowance for doubtful accounts at March 31, 2005 and June 30, 2004 was $0.8 million and $2.6 million, respectively. The decrease in the allowance primarily related to a bad debt recovery of approximately $1.5 million under a settlement reached with a major customer in July 2004.

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

Results of Operations

Three and Nine Months Ended March 31, 2005 and 2004

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues increased by $4.5 million, or 23.7%, to $23.4 million for the three months ended March 31, 2005 and increased by $13.8 million, or 24.8%, to $69.7 million for the nine months ended March 31, 2005, compared to $19.0 million and $55.9 million for the three and nine months ended March 31, 2004, respectively. The increases in revenue were primarily the result of increased infrastructure sales in the U.S. Government and government related entities marketplace, primarily driven by sales to Ministry of Communication of the Islamic Transitional State of Afghanistan, coupled with increased sales due to an overall improvement in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress offset by a decrease in sales at Globecomm Systems Europe Limited.

Revenues from Data Communication Services.    Revenues increased by $1.4 million, or 43.4%, to $4.7 million for the three months ended March 31, 2005 and increased by $2.6 million, or 24.7%, to $13.1 million for the nine months ended March 31, 2005, compared to $3.3 million and $10.5 million for the three and nine months ended March 31, 2004, respectively. The increase was due to the increase in Video Broadcast service offerings and the Voice Over Internet Protocol (VOIP) service.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $3.3 million, or 20.6%, to $19.5 million for the three months ended March 31, 2005 and increased by $9.3 million, or 18.9% to $58.6 million for the nine months ended March 31, 2005, compared to $16.2 million and $49.3 million for the three and nine months ended March 31, 2004, respectively. Costs as a percentage of related revenues decreased to 83.3% and 84.0% for the three and nine months ended March 31, 2005, respectively, compared to 85.4% and 88.2% for the three and nine months ended March 31, 2004, respectively. The decrease was mainly attributable to a non-recurring cost recovery related to a settlement with a large customer of $0.9 million for the nine months ended March 31, 2005 and increased margin on revenues related to the U.S. Government and government related entities projects in the three and nine months ended March 31, 2005.

Costs from Data Communications Services.    Costs from data communications services increased by $1.0 million, or 33.4%, to $4.2 million for the three months ended March 31, 2005 and increased by $1.5 million, or 15.4%, to $11.1 million for the nine months ended March 31, 2005, compared to $3.1 million and $9.6 million for the three and nine months ended March 31, 2004, respectively. The increase is a result of additional space segment costs required for the Video Broadcast service offerings and the minutes cost for the Voice Over Internet Protocol (VOIP) service.

Selling and Marketing.    Selling and marketing expenses increased by $0.3 million, or 21.1%, to $1.5 million for the three months ended March 31, 2005 and increased by $0.6 million, or 16.4%, to $4.0 million for the nine months ended March 31, 2005, compared to $1.2 million and $3.5 million for the three and nine months ended March 31, 2004, respectively. The increase in selling and marketing costs is a result of increased salary and salary related expenses for additional marketing personnel.

Research and Development.    Research and development expenses remained constant at $0.2 million for the three months ended March 31, 2005 and March 31, 2004 and decreased by $0.3 million, or 26.2%, to $0.7 million for the nine months ended March 31, 2005, compared to $1.0 million for the nine months ended March 31, 2004. The decrease was principally due to non-recurrence of costs associated with product research and development associated with projects in process in the nine months ended March 31, 2004.

General and Administrative.    General and administrative expenses increased by $0.3 million, or 21.1%, to $2.5 million for the three months ended March 31, 2005 and increased by $0.1 million, or

1.0%, to $5.2 million for the nine months ended March 31, 2005, compared to $2.1 million and $5.1 million for the three and nine months ended March 31, 2004, respectively. The increase in general and administrative expenses for the three months ended March 31, 2005 was primarily due to an increase in the accounts receivable allowance at our data communication services business, an increase in accounting fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and termination costs collectively. Although, general and administrative expenses were consistent for the nine months ended March 31, 2005 and 2004, general and administrative expenses included a bad debt recovery of $1.5 million as a result of a settlement reached with a customer offset by an increase of $0.5 million in the accounts receivable allowance at our data communication services business, an increase in accounting fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and termination costs collectively as compared to the $1.0 million recovery in the nine months ended March 31, 2004.

Gain on Sale of Available-for-Sale Securities.    The gain on sale of available-for-sale securities of $0.1 million for the three and nine months ended March 31, 2005, related to the sale of an investment that resulted in proceeds of $0.3 million in the nine months ended March 31, 2005.

Interest Income.    Interest income increased for the three and nine months ended March 31, 2005 as compared to March 31, 2004 due to increased interest rates coupled with an increase in the balance of cash and cash equivalents.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $35.7 million, including cash and cash equivalents of $22.4 million, restricted cash of $3.9 million, net accounts receivable of $23.4 million, inventories of $9.2 million, prepaid expenses and other current assets of $0.9 million, offset by $18.0 million in accounts payable, $2.4 million in deferred revenues and $3.8 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the nine months ended March 31, 2005 was $4.0 million, which primarily related to an increase in accounts receivable of $7.7 million relating to the increase in revenues, an increase in inventory of $5.5 million due to timing of shipments of certain jobs, a decrease in the provision for doubtful accounts, due to a bad debt recovery of $1.4 million, offset in part by net income of $3.7 million, an increase in accounts payable of $2.5 million relating to the increase in revenues and the timing of vendor payments, an increase in deferred revenue of $1.3 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a non-cash item representing depreciation and amortization expense of $2.3 million primarily related to the network operations center and satellite earth station equipment.

Net cash used in investing activities during the nine months ended March 31, 2005 was $3.9 million, which related to the purchase of $2.3 million of fixed assets primarily for our network operations center, specifically related to the Video Broadcast and VOIP platforms, an increase in restricted cash of $2.0 million based on certificates of deposit issued as collateral for performance and payment guarantees offset by proceeds received of $0.3 million from the sale of available-for-sale securities.

Net cash provided by financing activities during the nine months ended March 31, 2005 was $2.1 million which primarily related to $1.3 million of proceeds from the exercise of warrants issued in connection with our private placement in December 2003 and $0.7 million of proceeds from the exercise of stock options.

We have a credit agreement in place which provides for a working capital credit facility of up to $16.5 million, which expires in October 2005. We may be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash and cash equivalents at the bank. The line of credit bears interest at the greater of 6.0% per annum or the prime rate plus 1.5% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under the line of credit. In addition, the credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at March 31, 2005. As of March 31, 2005, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $15.3 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2009. Future minimum lease payments due on these leases through March 31, 2006 are approximately $9.5 million.

At March 31, 2005 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$18,970	$9,524	$8,455	$991	$—
Total contractual obligations	$18,970	$9,524	$8,455	$991	$—
Other Commercial Commitments
Standby letters of credit	$15,338	$10,865	$4,473	$—	$—
Total commercial commitments	$15,338	$10,865	$4,473	$—	$—

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2006. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. In particular, we currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures, research and development activities and we may be required to reduce headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

Risk Factors

We have had a history of operating losses and negative cash flow. Our negative cash flows may increase as we pursue our business plan and our losses may reoccur, which may strain our capital resources.

Although, recently we have had profitable quarters, we have incurred significant net losses since we began operating in August 1994. We incurred net losses of $1.3 million during the fiscal year ended June 30, 2004, $19.6 million during the fiscal year ended June 30, 2003, and $17.3 million during the fiscal year ended June 30, 2002. As of March 31, 2005 our accumulated deficit was $71.5 million. Our ability to achieve and maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. We may not be able to sustain or increase our profits on a quarterly or annual basis in the future, which will negatively impact our operating cash flows.

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

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our results of operations.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

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

Globecomm Network Services Corporation's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. Despite the settlement agreements which modified and reduced our satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. Globecomm Network Services Corporation has had, and we expect will continue to have, cash requirements, which have and will decrease our cash resources. If Globecomm Network Services Corporation does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed. In addition, significant capital expenditures have been required as we have built our VOIP and Video Broadcast service offerings. If our VOIP and Video Broadcast service offerings are not accepted, or if the market fails to grow, we cannot assure you that we will be able to realize an appropriate return on these capital expenditures.

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

Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that in future periods our results of operations may be below market expectations, which could cause the trading price of our common stock to decline.

Our markets are highly competitive and we have many established competitors, and we may lose market share as a result.

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators, like Spacelink, ITT, Data Path, and Global Communication Solutions, and (2) equipment manufacturers which also provide integrated systems, like Andrew Corporation, General Dynamics, Alcatel and ND Satcom AG.

In the end-to-end satellite-based communication solutions and communications services markets, we compete with other satellite communication companies who provide similar services, like Globecast, Americom Government Services and Convergent Media Systems. In addition, we may compete with other communications service providers like Echostar and MCI, and satellite owners like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least March 31, 2006. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with four customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 34% and 10% of our revenues in the three months ended March 31, 2005 from the Ministry of Communication of the Islamic Transitional State of Afghanistan and the United Nations, respectively. If any of these customers is unable to implement its business plan, the market for these customers' services declines, or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

We depend upon certain key personnel and may not be able to retain these employees. If we lose the services of these individuals or cannot hire additional qualified personnel, our business will be harmed.

Our success also depends to a substantial degree on our ability to attract, motivate and retain other highly-qualified personnel. There is considerable competition for the services of highly-qualified technical and engineering personnel. We may not be able either to retain our current personnel or hire additional qualified personnel if and when needed.

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

We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Prosecuting infringers and defending against intellectual property infringement claims could be time consuming and expensive, and regardless of whether we are or are not successful, could cause substantial expenses and disrupt our business. We may incur substantial expenses in defending against these third party claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability and/or may materially disrupt the conduct of, or necessitate the cessation of, segments of our business.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From April 1, 2004 through March 31, 2005, our closing stock price ranged from a low of $4.67 per share to a high of $7.58 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our future earnings, capital requirements, financial condition, future prospects and other factors as the board of directors might deem relevant. If we do not pay dividends our stock may be less valuable because a return on your investment will only occur if our stock price appreciates

Because our common stock is thinly traded, it may be difficult to sell shares of our common stock into the markets without experiencing significant price volatility.

Our common stock is currently traded on the NASDAQ National Market. Because of the relatively small number of shares that are traded, it may be difficult for you to find a purchaser for shares of our common stock without experiencing significant price volatility. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At March 31, 2005 and June 30, 2004 the Company had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective (i) for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no significant changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Index to Exhibits:

Exhibit No.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)

Date: May 16, 2005	/s/ DAVID E. HERSHBERG
David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 16, 2005	/s/ ANDREW C. MELFI
Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).