Form 10-K
period 2005-06-30
GLOBECOMM SYSTEMS INC
filed 2005-09-13
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005
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
Common Stock, $.001 par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [X] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [    ] No[X]

Based upon the closing sale price on the Nasdaq National Market on December 31, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock, $0.001 par value per share (the "Common Stock") held by non-affiliates of the registrant on such date was approximately $87.2 million. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

As of September 7, 2005, there were 14,722,111 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Globecomm Systems Inc. relative to the 2005 Annual Meeting of Stockholders to be held on November 17, 2005, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

Globecomm Systems Inc., or Globecomm, was incorporated in Delaware in August 1994. We provide end-to-end value-added satellite-based communication solutions by leveraging our core satellite ground segment systems and network capabilities, with the satellite communication services capabilities that are provided by our wholly-owned subsidiary, Globecomm Network Services Corp. ("GNSC"), formerly named NetSat Express, Inc., or NetSat.

The solutions we offer include: satellite-based "next generation" networks, militarized commercial off the shelf products and services, voice over Internet protocol (or VoIP), video broadcast, business recovery, satellite-based terrestrial restoral, content delivery and other networks on a global basis. To provide these solutions, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain these communications services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. These customers are communications service providers, commercial enterprises, Internet Service Providers, or ISPs, content providers and government and government related entities. Our business is global, with much of our revenue derived from developing and third world countries.

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

Solutions and Products

Our Ground Segment Systems and Networks

We design, engineer, integrate and install satellite-based ground segment systems and network solutions for the complex and changing communications requirements of our customers. Our satellite ground segment systems typically consist of earth stations and ancillary subsystems. An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. Our complex communication network solutions may include wireless local loop, microwave links or fiber optic links for the transmission of communications traffic to a central office, video broadcast systems or ancillary equipment, such as generators for emergency power requirements. Our customizable modular earth stations may be sold separately as stand-alone ground segment systems or may be used as building blocks to be integrated into a complete ground segment system or network. We believe that this modular approach allows us to engineer our satellite ground segment systems and networks to serve client-specific service requirements rapidly, cost-effectively and efficiently with minimal site preparation. All of our earth stations are configurable to conform to applicable satellite standards. We add value to offerings by leveraging our satellite communications system expertise to package highly integrated customizable system products and to design highly flexible computer-based satellite network management systems. The following describes our customizable system products and network management system products.

Modular Building Block Earth Station MBB 2001TM. These earth stations provide point-to-point high-capacity data links and hubs for satellite networks. Generally, all electronics are housed in an indoor equipment enclosure.

Commercial Terminal CTF 2001TM. This family of earth stations encompasses a range of general purpose, medium-capacity earth stations, and is principally used by corporate, common carrier and government networks. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. The satellite modem is housed in an indoor equipment enclosure.

Compact Earth Station CES 2001TM.    We designed this family of digital earth stations to be used principally to provide limited capacity to areas with limited or no telecommunications infrastructure. These earth stations integrate radio frequency and satellite modem components into one antenna mounted package.

Auto-Explorer Fly-Away Satellite Terminals.    We designed this family of fly-away satellite terminals for ease of operation by non-satellite personnel by incorporating automatic satellite acquisition technology. These earth terminals include an integrated electronics package designed to incorporate the radio frequency, monitor and control and satellite modem components into an outdoor mounted package. This family of satellite terminals are designed for use in military tactical environments and are tested and qualified for the appropriate military environmental standards.

MIL-COTS Transportable Earth Stations.    We designed this family of militarized transportable earth stations primarily for United States and international government customers. This transportable system group is comprised of transportable earth stations designed to be quickly deployed and operated anywhere in the world in military tactical environments. The latest model is a HMMWV (High-Mobility Multipurpose Wheeled Vehicle) mounted satellite terminals that incorporate the latest commercial off the shelf, or COTS, satellite equipment technology that meet the stringent requirements of military tactical operations.

AxxSysTM Network Management Systems.    We design this family of computer-based network management systems for the monitor and control of satellite communication equipment and earth terminal networks. AxxSys based Network Management Systems provide status reporting locally or remotely and provide the ability to manage distributed satellite communications networks on a global basis. Our focus currently is on developing the next version of AxxSys based on the ".NET" operating system for release in fiscal 2006. Network management systems are key to simplifying operations and maintenance of satellite-based networks and, therefore, add value to the systems and networks we integrate.

SpyGlass Carrier Monitoring Systems.    We designed this family of computer-based carrier monitoring tools for service providers who need to monitor and manage their transmissions to ensure service reliability and availability. Our SpyGlass family of carrier monitoring tools integrates with the AxxSys Network Management System to provide ease of operation.

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

Globally, telecommunications networks are moving rapidly toward Internet protocol-based networks and services based on the lower cost of implementation and the flexibility these networks offer. Satellite-based communications complement this trend as many of the regions in the world lack the "next generation" terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the growth in traffic. We are a network service provider that offers "next generation" network services to communication service providers, ISPs, enterprises, broadcasters and governments and government related entities around the world. We combine satellite and terrestrial communications networks to provide customers high-speed access services to the United States Internet backbone, their corporate headquarters or government offices, as well as the public switched telephone network. We are a licensed international voice carrier and have bilateral agreements with a number of international telecommunication operators for the origination and termination of voice traffic. We currently have customers for which we are providing such network services in Africa, the Middle East, Central and South America, Eastern and Central Europe and the Asia Pacific Region.

Standardized Services

SkyborneSM.    This service offering provides point to multipoint content delivery of multimedia content. Skyborne is a video, audio and data satellite solution that serves retailers, enterprises,

broadcasters, and government agencies and government related entities. SkyBorne's mission is to provide highly customized and cost-effective broadcast and value-added solutions to these market segments. There are a number of market trends that may require the SkyBorne solution. Certain retailers are implementing video promotions within their retail outlets and have developed cost models that are leading them to deploy nationwide digital signage networks. Corporations are using streaming and stored video for training and internal communications and are finding that their current terrestrial infrastructures are not able to meet the demands of video. Retailers desire customization of video and audio in their outlets and are looking for technologies which allow increased flexibility and customization. Training has become a more important focus for many enterprises, especially retailers, due to increased rates of turnover and the quickening pace of market and technology changes.

Access PlusTM.    This service offering provides point to point and point to multipoint Internet connectivity for ISPs, service providers, broadcast, government and enterprise customers. These services provide asymmetrical forward and return links optimized for Internet applications. We offer two way satellite Internet connectivity as well as one way satellite Internet connectivity with terrestrial return. Our Internet access services, marketed under the Access PlusTM brand name, provide high-speed access to the United States Internet backbone. As part of this offering we provide the necessary satellite transmission services, terrestrial transit and routing services, earth stations and installation services.

VoIP Backhaul.    This service offering provides backbone connectivity services for service providers in order to connect public switched telephone networks to international long distance carriers through a VoIP-based satellite link. This allows service providers overseas to contract with us to act as their gateway to a large number of international carriers.

Hosted Switch.    This service offering provides hosted soft switching services for service providers in order to allow them to provide cellular coverage in locations otherwise not economical to connect using traditional terrestrial means. This allows service providers overseas to expand GSM or CDMA networks economically, or to initiate service in new service areas with a minimal capital outlay. We currently have a patent pending for this service.

Video Broadcast.    This service offering provides video turnaround service for a growing number of ethnic channels in the United States for broadcasting to audiences overseas and for internationally produced channels for broadcasting to audiences in the United States.

VSAT Services.    This service offers two way very small aperture terminals, or VSAT, services for Internet access, voice services and terrestrial network restoral services. This service provides the backbone to a number of our end-to-end solutions.

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

Managed Satellite–Terrestrial Network Services.    These solutions allow customers to outsource entire satellite-terrestrial based communication networks to us. We are capable of providing a "one stop shopping" solution including licensing, facilities construction and operation and maintenance anywhere in the world.

Next Generation Video Broadcasts.     We provide video broadcast services to large enterprises in the United States as well as to content owners. Our value proposition includes the ability to evolve to "next generation" Internet protocol-based video broadcast services and high quality customer account management. We provide field services for the installation and maintenance of VSAT terminals and related facilities at customer locations anywhere in the world. We have created next generation solutions to allow our customers to evolve their networks to interactive distance learning, merchandizing, corporate communications and video on demand services.

Hybrid Satellite/ Cellular Hosted Switch.    We are introducing this solution to allow the sharing of the investment in the mobile switch infrastructure and network operations expenses among many service provider customers. This solution is being offered from our Long Island International Teleport to customers in North and South America, Africa, Europe and the Middle East. We will implement base station infrastructure for our service provider customers and operate and maintain the associated cellular switching center on an outsource basis.

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

Satellite-Based Terrestrial Restoral.    This solution restores communications when terrestrial-based services are interrupted. It is well suited for customers with multiple locations that currently have two terrestrial providers, one primary and one backup service. In this scenario, customers are finding that the terrestrial backup service is subject to failure at the same time the primary service fails. We have developed an Internet protocol satellite network solution to backup frame relay and other terrestrial services. This solution automatically routes traffic through the satellite backup network if the terrestrial service fails at any location in the customer's network.

Hosted Direct to Home Broadcast Center.    We have developed a solution that provides all the functionality required for new service providers to enter the direct to home service business with a minimal capital investment. We have built this solution at our Long Island International Teleport. In addition, we provide on-going monitoring and operational services for this solution. This facility includes television program acquisition (i.e., satellite downlink acquisition, as well as terrestrial program acquisition), program coding, program multiplexing and transmission, subscriber management and conditional access.

Next Generation Satellite-Based Networks.    We have developed a variety of complex "next generation" satellite-based networks for both countrywide intercity communications via satellite and terrestrial means, and for lower density rural communications VSAT networks. For example, in Afghanistan we are building complex new communication networks to interconnect all the provincial capitals for voice, data and Internet, as well as providing VSAT service for voice and data to over 300 small towns and villages around the country. These complex "next generation" networks use Internet protocol-based network systems and equipment to provide flexibility in service creation and the ability to leverage a common communications infrastructure as the platform for all services. These projects include the engineering, integration and deployment of complete turn-key solutions comprised of Internet protocol-based microwave, cellular, broadband wireless, satellite and fiber optic networks along with international gateway access. We also provide ongoing operations and maintenance of these networks, Internet services and international voice origination and terminations services.

Supervisory, Control and Data Acquisition (SCADA) and Surveillance Networks.    We offer SCADA and surveillance infrastructure and service solutions to monitor critical infrastructure or to provide security for facilities and personnel. These satellite-based solutions leverage low cost Internet protocol VSAT technology to monitor oil/gas pipelines, electrical power generation and distribution facilities and other critical infrastructure spread over large geographic areas, or to provide surveillance capability using sophisticated video cameras with capability for 360 degree viewing remotely. We provide monitoring services for critical infrastructure for our customers who want to outsource these services or need us to back up their own monitoring center.

Our solutions continue to evolve based on changes in markets and technology. These solution sets position us to leverage the value in our offerings by providing one stop shopping solutions including communications infrastructure, network services and related back office services, as required.

Sales and Marketing

We market our products and services to communications services providers, commercial enterprises, ISPs, broadcasters and other content providers and government and government related entities. We have structured our sales and marketing approach to respond effectively to the opportunities in the communications services market, as well as the traditional ground segment systems and networks market. Our marketing activities are organized regionally, as well as on an industry-specific basis. We use both direct and indirect sales channels to market our services and products. We focus on industry-specific markets, including government, broadcast and commercial enterprises.

Our corporate sales offices sell and market our communications services and ground segment systems and networks in the United States and internationally. We have a corporate sales offices in Washington D.C. to service the U.S. Government, in Dubai, United Arab Emirates to service the Middle East and East Asia, in Hong Kong to service the Asia Pacific region and China and in Newcastle, United Kingdom to service the European Community through our Globecomm Systems Europe Limited subsidiary. The corporate sales offices work with the regional business teams and/or the GNSC service team to prepare proposals and negotiate contracts.

Our regional business teams, located in Hauppauge, New York, sell and market our communications services and ground segment systems and networks internationally in concert with the corporate sales offices. These regional business teams are responsible for orders in the regions to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have business teams responsible for the Americas, the Asia Pacific region, Africa, the Middle East and Europe. We also have a business team dedicated to the government market place.

These regional business teams work together with the corporate sales offices to identify, develop and maintain customer relationships through local sales representatives, sales executives and account managers. Together, they develop close and continuing relationships with our customers. Our local sales representatives in these regions provide a local presence and identify prospective customers for our sales executives. Our account managers may also function as project engineers for network integration and service initiation programs for their accounts. As of June 30, 2005, we employed 36 persons with sales and marketing responsibility, of which 14 are full-time sales executives and 22 have dual engineering and sales and marketing responsibilities. We believe this account management focus provides continuity and loyalty between our customers and us. We also believe that our approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for the new products and services that we develop. In addition, we obtain sales leads through referrals from industry suppliers.

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

Customers

We have established a diversified base of customers in a variety of industries. Our customers include communications services providers, commercial enterprises, multinational corporations, ISPs, broadcasters and other content providers and government and government related entities (U.S. and foreign). We typically rely upon a small number of customers for a large portion of our revenues. We derived 20%, 13% and 13% of our revenues in the year ended June 30, 2005 from the Ministry of Communication of the Islamic Transitional State of Afghanistan, the United Nations and Societatea Nationala Radiocomunicatti S.A. in Romania, respectively. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base.

Backlog

At June 30, 2005, our backlog was approximately $76.3 million compared to approximately $75.4 million at June 30, 2004. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2005, $43.7 million, or approximately 57.2%, of our backlog represented contracts with six customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See the section entitled "Risk Factors."

Communications Infrastructure

We built and own the teleport facility located at our headquarters in Hauppauge, New York. We are a member of the World Teleport Association (WTA). Our teleport is designed to meet stringent requirements for high-speed data communications. This teleport is used to transmit and receive signals from satellites positioned to serve customers in Latin America, the United States, Canada, Europe, the Middle East and Africa. Our teleport uses redundant critical systems and uninterruptible power supplies with back-up power generation.

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

Research and Development

We have developed internal research and development resources in Internet protocol networks, content delivery networks, broadcast systems, network management systems and system products. The costs of developing new technologies are funded partially by the investments made by us and partially by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on developing content delivery network services for our enterprise customers, broadcast systems technology for our broadcast customers, network management system products for all our earth terminal and network customers and customizable systems for our government customers. For the years ended June 30, 2005, 2004 and 2003, we have incurred approximately $1.0 million, $1.3 million, and $0.8 million, respectively, in internal research and development expenses.

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

Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators like ITT, Data Path and Global Communication Solutions and (2) equipment manufacturers who also provide integrated systems, like Andrew Corporation, Viasat, General Dynamics, Alcatel and ND Satcom AG.

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, like Ascent, Globecast, and Convergent Media Systems. In addition, in managed network services we may compete with other communications services providers like Segovia and AT&T, and satellite owners like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. In addition, we anticipate that continuing deregulation worldwide is expected to result in the formation of a significant number of new competitive service providers over the next few years.

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

We currently have been granted three patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control and one for a monitor and control system for satellite communications networks and the like. We have two other patents pending in the United States, one for implementing facsimile and data communications using Internet protocols and another for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek additional patents on our technology, if appropriate. We have received trademark registration for Globecomm Systems Inc. in the United States, the European Community, Russia and the People's Republic of China; for GSI in the United States and Russia; and for NetSat Express in the United States, the European Community, Russia, Singapore and Brazil. We have also received trademark registrations in the United States for Wide Area Network Anywhere, MBB2001, CTF 2001, CES 2001 and Axxsys, which relate to our customizable modular earth stations; for Impact, which relates to our customizable ISP solutions; and for the GSI and NetSat logos. We have other trademarks and service marks pending and intend to seek registration of other trademarks and service marks in the future.

Government Regulations

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and are required to maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor can we assure you that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

The licenses and authorizations held by Globecomm extend to GNSC and GNSC currently provides services in accordance with the requirements of the Globecomm licenses and authorizations. GNSC may in the future seek to obtain licenses and/or authorizations to provide services in its own name, however, we cannot guarantee that such additional licenses and authorizations will be granted by the FCC.

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

We anticipate that a substantial portion of our Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into their country than that which is generally applicable in the United States. Examples of this include privacy regulations in Europe and content restrictions in countries, such as the People's Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services, or increase our cost of doing business or otherwise negatively affect our business. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. These changes could reduce demand for our products and services or could increase our cost of doing business as a result of costs of litigation or increased product development costs.

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

Employees

As of June 30, 2005, we had 163 full-time employees, including 77 in engineering and program management, 42 in the manufacturing, operations support and network operations, 14 in sales and marketing and 30 in management and administration. Our employees are not covered by any collective-bargaining agreements. We believe that our relations with our employees are good.

Available information

We maintain an Internet website at www.globecommsystems.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to these reports and all other SEC documents are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Information contained on our website does not constitute a part of this Annual Report on Form 10-K.

Item 2. Properties

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport facility and production facilities, as well as the offices and network operations center of GNSC. We lease office space at a monthly fee of approximately $5,300 for office and operations facilities for our wholly-owned subsidiary, Globecomm Systems Europe Limited, in the United Kingdom. In addition, we have a lease for office space in Hong Kong at a monthly rental fee of approximately $1,300, a lease for office space in Dubai at a monthly rental fee of approximately $1,600 and another lease for office space in Washington D.C. at a monthly rental fee of approximately $1,400.

Item 3. Legal proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock is quoted on the Nasdaq National Market under the symbol "GCOM." The fiscal 2005 and 2004 high and low sales prices are as follows:

	High	Low
2005
Quarter ended September 30, 2004	$7.58	$4.81
Quarter ended December 31, 2004	6.80	5.08
Quarter ended March 31, 2005	7.23	5.31
Quarter ended June 30, 2005	6.34	5.09

2004
Quarter ended September 30, 2003	$5.00	$3.05
Quarter ended December 31, 2003	7.29	3.75
Quarter ended March 31, 2004	7.00	4.36
Quarter ended June 30, 2004	6.90	4.67

At September 7, 2005, there were approximately 3,800 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq National Market on September 7, 2005, our market price per share was $6.38.

As of June 30, 2005, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2005

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)
	(A)	(B)	(C)
Equity compensation plan approved by security holders	3,258,295	$7.16	1,314,524
Equity compensation plans not approved by security holders	55,825	$8.07	—
Total	3,314,120	$7.18	1,314,524

The equity compensation plans that were adopted without the approval of the security holders relate to outstanding warrants. During November 1996, we issued ten-year warrants to five consultants to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07 in consideration for services rendered.

Item 6.    Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the periods ended June 30, have been derived from our audited consolidated financial statements. EBITDA represents net income (loss) before minority interests in operations of our consolidated subsidiary, interest income, interest expense, provision for income taxes, depreciation and amortization expense, a gain on sale of investment and a gain on sale of available-for-sale securities. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA is not meant to be considered a substitute or replacement for net income (loss) as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues.

Selected Financial Data
(In thousands, except per share data)

	Years Ended June 30,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenues from ground segment systems, networks and enterprise solutions	$90,656	$73,305	$40,125	$64,101	$78,744
Revenues from data communications services	18,928	13,931	13,903	22,478	24,170
Total revenues	109,584	87,236	54,028	86,579	102,914
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	75,357	63,282	39,447	57,083	70,907
Costs from data communications services	15,527	12,992	17,796	26,705	22,661
Selling and marketing	5,821	4,808	6,042	6,735	7,235
Research and development	1,021	1,328	800	1,185	850
General and administrative	7,596	6,529	9,423	11,970	9,822
Asset impairment charge	—	—	—	237	2,857
Restructuring charge	—	—	—	—	1,950
Total costs and operating expenses	105,322	88,939	73,508	103,915	116,282
Income (loss) from operations	4,262	(1,703)	(19,480)	(17,336)	(13,368)
Other income (expense):
Interest income	444	271	422	1,030	3,194
Interest expense	—	—	(539)	(957)	(6,579)
Gain on sale of available-for-sale securities	132	91	—	—	—
Gain on sale of investment	40	—	—	—	304
Income (loss) before income taxes and minority interests in operations of consolidated subsidiary	4,878	(1,341)	(19,597)	(17,263)	(16,449)
Provision for income taxes	64	—	—	—	1,600
Income (loss) before minority interests in operations of consolidated subsidiary	4,814	(1,341)	(19,597)	(17,263)	(18,049)
Minority interests in operations of consolidated subsidiary	—	—	—	—	(650)
Net income (loss) from continuing operations	$4,814	$(1,341)	$(19,597)	$(17,263)	$(18,699)
Basic net income (loss) from continuing operations per common share	$0.33	$(0.10)	$(1.56)	$(1.36)	$(1.55)
Diluted net income (loss) from continuing operations per common share	$0.32	$(0.10)	$(1.56)	$(1.36)	$(1.55)
Weighted-average shares used in the calculation of basic net income (loss) from continuing operations per common share	14,422	13,346	12,565	12,707	12,060
Weighted-average shares used in the calculation of diluted net income (loss) from continuing operations per common share	14,966	13,346	12,565	12,707	12,060

	Years Ended June 30,
	2005	2004	2003	2002	2001
Other Operating Data:
Net income (loss)	$4,814	$(1,341)	$(19,597)	$(17,263)	$(18,699)
Other income (expense), net	616	362	(117)	73	(3,081)
Minority interest in operations of consolidated subsidiary	—	—	—	—	650
Provision for income taxes	64	—	—	—	1,600
Depreciation and amortization	2,695	3,097	3,532	3,661	7,229
EBITDA	$6,957	$1,394	$(15,948)	$(13,675)	$(6,139)
Cash flows (used in) provided by operating activities	$(4,357)	$1,613	$(14,714)	$(2,942)	$(11,823)
Cash flows used in investing activities	(639)	(1,871)	(1,712)	(2,387)	(7,446)
Cash flows provided by (used in) financing activities	2,347	6,421	(310)	(1,018)	(982)
Capital expenditures, net of non-cash capital lease expenditures	2,872	1,267	1,732	1,687	5,350
Backlog at end of year	76,268	75,444	58,006	80,269	101,013

	June 30,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$25,609	$28,252	$22,016	$38,708	$45,038
Working capital	36,951	30,052	22,040	43,702	60,399
Total assets	86,378	73,475	70,344	100,297	124,999
Long-term liabilities	670	987	1,303	12,693	13,446
Total stockholders' equity	60,137	52,806	47,437	67,040	85,141

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, our dependence on a limited number of contracts for a high percentage of our revenues, uncertain demand for our services and products due to economic and industry-specific conditions and the risks associated with operating in international markets. These risks and others are more fully described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. It is also affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts.

Our business had been adversely affected by the global economic slowdown from 2000–2004 and, in particular, the significant challenges facing the telecommunications industry worldwide. We have seen improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace. However, some of the adverse consequences of the downturn continue to impact our business based upon the inability of some of our customers and prospects to raise capital to fund projects, particularly, in developing countries.

We currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan, and derived 20% of our revenues in the year ended June 30, 2005 from this customer. Further hostilities in Afghanistan, or in connection with any armed conflict affecting areas where our customers are located, may impact our performance on these contracts, and consequently our results of operations.

Revenues related to contracts for ground segment systems, networks and enterprise solutions and data communications services have been fixed-price contracts in a majority of cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations.

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

Costs from Ground Segment Systems, Networks and Enterprise Solutions

Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. We use estimates of the costs applicable to various elements which we believe are reasonable. Since these contract costs depend on estimates, which are assessed continually during the term of these contracts, costs are subject to revisions as the contract progresses to completion. Revision in cost estimates are reflected in the period in which they become known. In the event an estimate indicates that a loss will be incurred at completion, we record the loss in the period identified.

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the data communication services segment. Our impairment test as of April 1, 2005 indicated that no impairment existed.

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

The allowance for doubtful accounts at June 30, 2005 and June 30, 2004 was $0.8 million and $2.6 million, respectively. The decrease in the allowance primarily related to a bad debt recovery of approximately $1.5 million under a settlement reached with a major customer in July 2004.

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

Results of Operations

Fiscal Years Ended June 30, 2005 and 2004

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues from ground segment systems, networks and enterprise solutions increased by $17.3 million, or 23.7%, to $90.7 million for the fiscal year ended June 30, 2005 from $73.3 million for the fiscal year ended June 30, 2004. The increase in revenues was primarily the result of increased infrastructure sales in the U.S. Government and government related entities marketplace, primarily driven by sales to Ministry of Communication of the Islamic Transitional State of Afghanistan, coupled with increased sales due to an overall improvement in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress offset by a decrease in sales at Globecomm Systems Europe Limited.

Revenues from Data Communications Services.    Revenues from data communications services increased by $5.0 million, or 35.9%, to $18.9 million for the fiscal year ended June 30, 2005 from $13.9 million for the fiscal year ended June 30, 2004. The increase was due to the increase in video broadcast and VoIP service offerings.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $12.1 million, or 19.1%, to $75.4 million for the fiscal year ended June 30, 2005 from $63.3 million for the fiscal year ended June 30, 2004. The increase is attributable to a higher revenue base. Costs as a percentage of related revenues decreased to 83.1% for the fiscal year ended June 30, 2005 from 86.3% for the fiscal year ended June 30, 2004. The decrease was mainly attributable to a non-recurring cost recovery related to a settlement with a large customer of $0.9 million for the year ended June 30, 2005 and increased margin on revenues related to the U.S. Government and government related entities projects in fiscal 2005.

Costs from Data Communications Services. Costs from data communications services increased by $2.5 million, or 19.5%, to $15.5 million for the fiscal year ended June 30, 2005 from $13.0 million for the fiscal year ended June 30, 2004. The increase is a result of additional space segment costs required for the video broadcast service and the voice termination costs for the VoIP service.

Selling and Marketing.    Selling and marketing expenses increased by $1.0 million, or 21.1%, to $5.8 million for the fiscal year ended June 30, 2005 from $4.8 million for the fiscal year ended June 30, 2004. The increase in selling and marketing costs is a result of increased salary and salary related expenses, increased international travel related to marketing efforts primarily in the Middle East, and consulting fees related to the Hosted Switch service offering.

Research and Development.    Research and development expenses decreased by $0.3 million, or 23.1%, to $1.0 million for the fiscal year ended June 30, 2005 from $1.3 million for the fiscal year ended June 30, 2004. The decrease was principally due to non-recurrence of costs associated with product research and development associated with projects in process in the fiscal year ended June 30, 2004.

General and Administrative.    General and administrative expenses increased by $1.1 million, or 16.3%, to $7.6 million for the fiscal year ended June 30, 2005 from $6.5 million for the fiscal year ended June 30, 2004. The increase in general and administrative expenses for the fiscal year ended June 30, 2005 was primarily due to a collective increase of $1.6 million for increased salary and salary related expenses, an increase in fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, increase in the accounts receivable allowance at our data communication services business, and termination costs. The increase of $1.6 million was offset by $0.5 million net bad debt recovery which consists of a $1.5 million settlement reached with a customer in the fiscal year ended June 30, 2005 compared to a $1.0 million recovery in the fiscal year ended June 30, 2004.

Gain on Sale of Available-for-Sale Securities.    The gain on sale of available-for-sale securities of $0.1 million for the fiscal years ended June 30, 2005 and 2004 related to the sale of investments that resulted in proceeds of $0.3 million and $0.4 million in the fiscal years ended June 30, 2005 and 2004, respectively.

Interest Income.    Interest income increased by $0.2 million, or 63.8%, to $0.4 million for the fiscal year ended June 30, 2005 from $0.3 million for the fiscal year ended June 30, 2004, as a result of increased interest rates coupled with an increase in the balance of cash and cash equivalents.

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

Revenues from Data Communications Services.    Revenues from data communications services were consistent at $13.9 million for the fiscal years ended June 30, 2004 and 2003. A significant portion of these revenues was derived from sales of our Access PlusTM service.

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

Quarterly Results

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2005. We believe that this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended,
	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues from ground segment systems, networks and enterprise solutions	$20,934	$23,443	$24,693	$21,586	$17,427	$18,956	$19,891	$17,031
Revenues from data communications services	5,779	4,741	4,535	3,873	3,387	3,305	3,809	3,430
Total revenues	26,713	28,184	29,228	25,459	20,814	22,261	23,700	20,461
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	16,762	19,520	21,013	18,062	14,000	16,180	17,798	15,304
Costs from data communications services	4,433	4,186	3,714	3,194	3,381	3,138	3,255	3,218
Selling and marketing	1,793	1,476	1,383	1,169	1,347	1,219	1,126	1,116
Research and development	318	231	174	298	375	242	236	475
General and administrative	2,431	2,463	2,074	628	1,414	2,118	2,103	894
Total costs and operating expenses	25,737	27,876	28,358	23,351	20,517	22,897	24,518	21,007
Income (loss) from operations	976	308	870	2,108	297	(636)	(818)	(546)
Other income (expense):
Interest income	158	121	92	73	80	63	66	62
Gain on sale of investment	—	—	40	—	—	—	—	—
Gain on sale of available-for- sale securities	—	132	—	—	—	—	91	—
Income (loss) before income taxes	1,134	561	1,002	2,181	377	(573)	(661)	(484)
Provision for income taxes	64	—	—	—	—	—	—	—
Net income (loss)	$1,070	$561	$1,002	$2,181	$377	$(573)	$(661)	$(484)
Basic and diluted net income (loss) per common share	$0.07	$0.04	$0.07	$0.15	$0.03	$(0.04)	$(0.05)	$(0.04)
Weighted-average shares used in the calculation of basic net income (loss) per common share	14,593	14,517	14,396	14,180	14,141	14,100	12,575	12,576
Weighted-average shares used in the calculation of diluted net income (loss) per common share	15,048	15,143	14,975	14,705	14,593	14,100	12,575	12,576

Net income for the Company's fiscal 2005 fourth quarter of approximately $1.1 million included a net non-recurring gain of approximately $0.3 million, which represents a $0.4 million gain included in costs from data communications services related to the reversal of previously recorded fixed asset depreciation, offset by a $0.1 million charge for the accelerated vesting of options.

We may experience significant quarter-to-quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See section entitled "Risk Factors."

Liquidity and Capital Resources

At June 30, 2005, we had working capital of $37.0 million, including cash and cash equivalents of $25.6 million, net accounts receivable of $22.7 million, inventories of $13.3 million and prepaid expenses and other current assets of $0.9 million, offset by $15.6 million in accounts payable, $5.6 million in deferred revenue and $4.5 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the fiscal year ended June 30, 2005 was $4.4 million, which primarily related to an increase in inventories of $9.6 million due to the timing of shipments on certain jobs, an increase in accounts receivable of $8.5 million due to the increase in revenues offset by net income of $4.8 million, an increase in deferred revenues of $4.5 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts and a non-cash item representing depreciation and amortization expense of $2.7 million primarily related to the network operations center and satellite earth station equipment. Included in our operating cash flows was a $4.0 million receipt related to a settlement reached in July 2004 with a major customer.

Net cash used in investing activities during fiscal year ended June 30, 2005 was $0.6 million, which related to the purchase of $2.9 million of fixed assets primarily for our network operations center in order to support our existing service base and develop new service offerings, offset by a decrease in restricted cash of $1.9 million based on certificates of deposit issued as collateral for specific projects and proceeds received of $0.3 million from the sale of available-for-sale securities.

Net cash provided by financing activities during fiscal year ended June 30, 2005 was $2.3 million which related to $1.3 million of proceeds from the exercise of warrants, $0.9 million of proceeds from the exercise of stock options and $0.2 million of proceeds from the sale of common stock in connection with the employee stock purchase plan.

We have a credit agreement in place which provides for a working capital credit facility of up to $16.5 million, which expires in October 2005. We may be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash and cash equivalents at the bank. The line of credit bears interest at 7.5% per annum or the prime rate plus 1.5% per annum, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under the line of credit. In addition, the credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at June 30, 2005. As of June 30, 2005, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $14.1 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2009. Future minimum lease payments due on these leases through June 30, 2006 are approximately $8.8 million.

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may experience negative cash flows due to quarter to quarter operating performance.

GNSC has had, and we expect it will continue to have, working capital and additional capital expenditure requirements, which have, and may continue to put increased pressure on our capital resources.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2006. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. In particular, we currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

Contractual Obligations and Commercial Commitments

At June 30, 2005, we had contractual obligations and commercial commitments as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$16,732	$8,839	$7,230	$663	$—
Total contractual cash obligations	$16,732	$8,839	$7,230	$663	$—

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commercial Commitments
Standby letters of credit	$14,143	$7,456	$6,687	$—	$—
Total commercial commitments	$14,143	$7,456	$6,687	$—	$—

Related Party Transactions

During January 2003, pursuant to a letter agreement, we combined the then outstanding loan and advances receivable from an individual who is a former executive officer and a current employee into a $0.3 million promissory note. Under the terms of the letter agreement we will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee, subject to the terms of the letter agreement. In March 2005, the Company forgave the second installment under the promissory note.

During fiscal 2002, we advanced $0.3 million to an officer of the Company. On November 12, 2003, the officer sold approximately 61,000 shares of the Company's common stock at a fair market value to the Company in connection with its stock repurchase program. On November 12, 2003, the officer paid approximately $0.3 million to the Company to satisfy all amounts outstanding on the promissory note, together with accrued interest thereon.

Risk Factors

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with six customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 20%, 13% and 13% of our revenues in the year ended June 30, 2005 from the Ministry of Communication of the Islamic Transitional State of Afghanistan, the United Nations and Societatea Nationala Radiocomunicatti S.A. in Romania, respectively. All of these projects are in developing countries or areas currently involved in military conflicts. If any key customer is unable to implement its business plan, the market for these customers' services declines, political or military conditions make performance impossible or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

We market and sell our products and services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our products and services to customers and harm our results of operations;

•	difficulties in collecting accounts receivable could adversely affect our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	complex foreign laws and treaties could affect our ability to compete; and

•	potentially adverse taxes could affect our results of operations.

These and other risks could impede our ability to manage our international operations effectively, limit the future growth of our business, increase our costs and require significant management attention.

If GNSC does not execute its business strategy or if the market for its services fails to develop or develops more slowly than we expect, our results of operations will be harmed.

GNSC's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. Despite the settlement agreements which modified and reduced our satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. GNSC has had, and we expect will continue to have, cash requirements, which have and will decrease our cash resources. If GNSC does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed. In addition, significant capital expenditures have been required as we have built our VoIP and video broadcast service offerings. If our VoIP and video broadcast service offerings are not accepted, or if the market fails to grow, we cannot assure you that we will be able to realize an appropriate return on these capital expenditures.

In the event of a catastrophic loss affecting our operations in Hauppauge, New York our results of operations would be harmed.

GNSC revenues and results of operations are dependant on the infrastructure of the Network Operations Center and the International Teleport at our headquarters in Hauppauge, New York. A catastrophic event to this facility or to the infrastructure of the surrounding area would result in significant delays in restoring a majority of the data communications services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would negatively impact our ability to sell our ground segment systems and networks. This would result in the loss of revenues and adversely effect our business, results of operations and financial condition.

Our markets are highly competitive and we have many established competitors, and we may lose market share as a result.

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators, like ITT, Data Path, and Global Communication Services, and (2) equipment manufacturers which also provide integrated systems, like Andrew Corporation, Viasat, Alcatel and ND Satcom AG.

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, like Ascent, Globecast, and Convergent Media Systems. In addition, in managed network services we may compete with other communications service providers like Segovia and AT&T, and satellite owners like Panamsat, Loral Skynet, New Skies Satellites N.V. and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

Although recently we have had profitable quarters, we have incurred significant net losses since we began operating in August 1994. We incurred net losses of $1.3 million during the fiscal year ended June 30, 2004, and $19.6 million during the fiscal year ended June 30, 2003. As of June 30, 2005 our accumulated deficit was $70.4 million. Our ability to maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. We may not be able to sustain or increase our profits on a quarterly or annual basis in the future and the need to finance the growth of our business, either of which will negatively impact our operating cash flows.

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

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue to return from recent depressed levels, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures. We have seen improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace, but a future reduction in opportunities from U.S. Government and government related agencies will negatively impact our results of operations.

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

Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg and Kenneth Miller based upon their individual knowledge of the markets in which we operate. The employment of any of our key personnel could cease at any time.

Satellites upon which we rely may malfunction or be damaged or lost.

In the delivery of our data communications services, we lease space segment from various satellite transponder vendors. The damage or loss of any of the satellites used by us, or the temporary or permanent malfunction of any of the satellites upon which we rely, would likely result in the interruption of our satellite-based communications services. This interruption could have a material adverse effect on our business, results of operations and financial condition.

We depend on our suppliers, some of which are our sole or a limited source of supply, and the loss of these suppliers could materially adversely affect our business, results of operations and financial condition.

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

Our network infrastructure may be vulnerable to computer viruses, break-ins, denial of service attacks and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins, denial of service attacks or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. There currently is no existing technology that provides absolute security. We may face liability to customers for such security breaches. Furthermore, these incidents could deter potential customers and adversely affect existing customer relationships.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least June 30, 2006. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs and research and development programs. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From July 1, 2004 through June 30, 2005, our stock price ranged from a low of $4.81 per share to a high of $7.58 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Our common stock is currently traded on the NASDAQ National Market. Because of the relatively small number of shares that are traded, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our future earnings, capital requirements, financial condition, future prospects and other factors as the board of directors might deem relevant. If we do not pay dividends our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Risks Related to Government Approvals

We are subject to many government regulations, and failure to comply with them will harm our business.

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the "FCC Act"), and the rules and regulations of FCC. Pursuant to the

FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and are required to maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At June 30, 2005 and 2004 we had no outstanding foreign exchange contracts.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of June 30, 2005, our internal control over financial reporting is effective.

Our independent auditors have issued an attestation report on our assessment of the Company's internal control over financial reporting. This report appears on page F-2.

Item 9B.    Other Information

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(A) (1)   Index to Consolidated Financial Statements

       (2)   Index to Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation from the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)    Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement")).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-8 Registration, File No. 333-112351).
10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant's Registration Statement on Form S-8, File No. 333-70527).
10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K, dated December 3, 1998).
10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001).
10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

Exhibit No.
10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.12	Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.13*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet(, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
10.14	Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Registrant (incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.15	Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.16	Loan and Security Agreement, dated as of September 15, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003).
10.17	Loan Modification Agreement, dated as of October 8, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
10.18	Second Loan Modification Agreement, dated as of March 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
10.19	Third Loan Modification Agreement, dated as of June 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
10.20	Fourth Loan Modification Agreement, dated as of September 24, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
10.21	Fifth Loan Modification Agreement, dated as of October 29, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form 8-K, File No. 000-22839).
10.22	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3, File No. 333-112024.

Exhibit No.
10.23	Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3, File No. 333-112024).
14	Registrant's Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

* Confidential treatment granted for portions of this agreement.

(B)    Exhibits

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

GLOBECOMM SYSTEMS INC

Date: September 13, 2005	By:	/s/ DAVID E. HERSHBERG
David E. Hershberg, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID E. HERSHBERG	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/13/05

David E. Hershberg

/s/ ANDREW C. MELFI	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/13/05

Andrew C. Melfi

/s/ KENNETH A. MILLER	President and Director	9/13/05

Kenneth A. Miller

/s/ RICHARD E. CARUSO	Director	9/13/05

Richard E. Caruso

/s/ HARRY L. HUTCHERSON Jr.	Director	9/13/05

Harry L. Hutcherson Jr.

/s/ BRIAN T. MALONEY	Director	9/13/05

Brian T. Maloney

/s/ JACK A. SHAW	Director	9/13/05

Jack A. Shaw

/s/ A. ROBERT TOWBIN	Director	9/13/05

A. Robert Towbin

/s/ C.J. WAYLAN	Director	9/13/05

C.J. Waylan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the "Company") as of June 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globecomm Systems Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Globecomm Systems Inc.'s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
September 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globecomm Systems Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls that Globecomm Systems Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globecomm Systems Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Globecomm Systems Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of consolidated balance sheets of Globecomm Systems Inc. (the "Company") as of June 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005 and our report dated September 9, 2005 expressed an unqualified opinion.

/s/ ERNST & YOUNG LLP

New York, New York
September 9, 2005

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$25,609	$28,252
Restricted cash	—	1,903
Accounts receivable, net	22,700	14,318
Inventories	13,317	3,904
Prepaid expenses and other current assets	858	1,274
Deferred income taxes	38	83
Total current assets	62,522	49,734
Fixed assets, net	15,619	15,441
Goodwill	7,204	7,204
Other assets	1,033	1,096
Total assets	$86,378	$73,475

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,550	$15,453
Deferred revenues	5,563	1,083
Accrued payroll and related fringe benefits	1,671	1,154
Other accrued expenses	2,471	1,676
Deferred liabilities	316	316
Total current liabilities	25,571	19,682
Deferred liabilities, less current portion	670	987

Commitments and contingencies

Stockholders' equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2005 and 2004	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2005 and 22,000,000 and June 30, 2004; shares issued: 15,103,587 in 2005 and 14,628,574 in 2004	15	15
Additional paid-in capital	133,003	130,503
Accumulated deficit	(70,384)	(75,198)
Accumulated other comprehensive income	284	267
Treasury stock, at cost, 465,351 shares in 2005 and 2004	(2,781)	(2,781)
Total stockholders' equity	60,137	52,806
Total liabilities and stockholders' equity	$86,378	$73,475

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2005	2004	2003

Revenues from ground segment systems, networks and enterprise solutions	$90,656	$73,305	$40,125
Revenues from data communications services	18,928	13,931	13,903

Total revenues	109,584	87,236	54,028

Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	75,357	63,282	39,447
Costs from data communications services	15,527	12,992	17,796
Selling and marketing	5,821	4,808	6,042
Research and development	1,021	1,328	800
General and administrative	7,596	6,529	9,423

Total costs and operating expenses	105,322	88,939	73,508

Income (loss) from operations	4,262	(1,703)	(19,480)

Other income (expense):
Interest income	444	271	422
Interest expense	—	—	(539)
Gain on sale of available-for-sale securities	132	91	—
Gain on sale of investment	40	—	—

Income (loss) before income taxes	4,878	(1,341)	(19,597)

Provision for income taxes	64	—	—

Net income (loss)	$4,814	$(1,341)	$(19,597)

Basic net income (loss) per common share	$0.33	$(0.10)	$(1.56)

Diluted net income (loss) per common share	$0.32	$(0.10)	$(1.56)

Weighted-average shares used in the calculation of basic net income (loss) per common share	14,422	13,346	12,565

Weighted-average shares used in the calculation of diluted net income (loss) per common share	14,966	13,346	12,565

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2002	12,933	$13	$123,598	$(54,260)	$(44)	350	$(2,267)	$67,040
Issuance of common stock in connection with employee stock purchase plan	47	—	141	—	—	—	—	141
Purchases of treasury stock	—	—	—	—	—	54	(181)	(181)
Comprehensive loss:
Net loss	—	—	—	(19,597)	—	—	—	(19,597)
Gain from foreign currency translation	—	—	—	—	96	—	—	96
Loss from available-for-sale securities	—	—	—	—	(62)	—	—	(62)
Total comprehensive loss	—	—	—	—	—	—	—	(19,563)
Balance at June 30, 2003	12,980	13	123,739	(73,857)	(10)	404	(2,448)	47,437
Proceeds from exercise of stock options	111	—	464	—	—	—	—	464
Issuance of common stock in connection with employee stock purchase plan	38	—	123	—	—	—	—	123
Purchases of treasury stock	—	—	—	—	—	61	(333)	(333)
Issuance of stock options for services	—	—	12	—	—	—	—	12
Issuance of common stock and warrants in connection with private placement, net of issuance costs of $583	1,500	2	6,165	—	—	—	—	6,167
Comprehensive loss:
Net loss	—	—	—	(1,341)	—	—	—	(1,341)
Gain from foreign currency translation	—	—	—	—	81	—	—	81
Gain from availabe-for-sale securities	—	—	—	—	196	—	—	196
Total comprehensive loss	—	—	—	—	—	—	—	(1,064)
Balance at June 30, 2004	14,629	15	130,503	(75,198)	267	465	(2,781)	52,806
Proceeds from exercise of stock options	200	—	863	—	—	—	—	863
Issuance of common stock in connection with employee stock purchase plan	38	—	178	—	—	—	—	178
Issuance of stock options for services	—	—	6	—	—	—	—	6
Stock option acceleration	—	—	147	—	—	—	—	147
Proceeds from exercise of warrants	237	—	1,306	—	—	—	—	1,306
Comprehensive income:
Net income	—	—	—	4,814	—	—	—	4,814
Gain from foreign currency translation	—	—	—	—	17	—	—	17
Total comprehensive income	—	—	—	—	—	—	—	4,831
Balance at June 30, 2005	15,104	$15	$133,003	$(70,384)	$284	465	$(2,781)	$60,137

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$4,814	$(1,341)	$(19,597)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,695	3,097	3,532
Change in deferred liabilities	(317)	(523)	(1,834)
Gain on termination of capital lease	—	—	(959)
Provision (benefit) for doubtful accounts	104	(966)	683
Deferred income taxes	45	42	13
Stock compensation expense	153	12	—
Gain on sale of available-for-sale securities	(132)	(91)	—
Gain on sale of investment	(40)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,464)	(5,412)	6,533
Inventories	(9,550)	7,465	(2,338)
Prepaid expenses and other current assets	416	671	(896)
Other assets	63	564	(1,617)
Accounts payable	63	4,656	(2,394)
Deferred revenues	4,482	(6,585)	4,125
Accrued payroll and related fringe benefits	518	37	155
Other accrued expenses	793	(13)	(120)
Net cash (used in) provided by operating activities	(4,357)	1,613	(14,714)
INVESTING ACTIVITIES:
Purchases of fixed assets	(2,872)	(1,267)	(1,732)
Repayment of promissory note from a related party	—	300	40
Restricted cash	1,903	(1,295)	(20)
Proceeds from the sale of available-for-sale securities	330	391	—
Net cash used in investing activities	(639)	(1,871)	(1,712)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	863	464	—
Proceeds from exercise of warrants	1,306	—	—
Proceeds from private placement	—	6,167	—
Proceeds from sale of common stock in connection with employee stock purchase plan	178	123	141
Purchases of treasury stock	—	(333)	(181)
Payments under capital leases	—	—	(270)
Net cash provided by (used in) financing activities	2,347	6,421	(310)
Effect of foreign currency translation on cash	6	73	44
Net (decrease) increase in cash and cash equivalents	(2,643)	6,236	(16,692)
Cash and cash equivalents at beginning of year	28,252	22,016	38,708
Cash and cash equivalents at end of year	$25,609	$28,252	$22,016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$539

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

1.    Organization and Description of Business

Globecomm Systems Inc. ("Globecomm") was incorporated in the State of Delaware on August 17, 1994. The Company's core business provides end-to-end, value-added satellite-based communications solutions. This business supplies ground segment systems and networks for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company's wholly-owned subsidiary, Globecomm Network Services Corporation ("GNSC"), formerly named NetSat Express, Inc. provides satellite communication services capabilities.

2.    Significant Accounting Policies

    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GNSC and Globecomm Systems Europe Limited (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenues from data communications services are derived primarily from Internet-based services. Service revenues from Internet access are recognized ratably over the period in which services are provided. Payments received in advance of providing Internet access services are deferred until the period such services are provided and are presented as deferred revenues in the accompanying consolidated balance sheets.

    Costs from Ground Segment Systems, Networks and Enterprise Solutions

Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries.

    Costs from Data Communications Services

Costs from data communications services relating to Internet-based services consist primarily of satellite space segment charges, Internet connectivity fees, voice termination costs and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Center (the "NOC"), on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation.

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

Pro-forma information regarding net income (loss) and net income (loss) per common share is required by SFAS No. 123 and SFAS No. 148, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to July 1, 1995 under the fair value method. The fair value of options granted under the Company's 1997 Plan was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2005, 2004 and 2003: risk-free interest rate of 3.6% (2005), 3.2% (2004) and 3.0% (2003), volatility factor of the expected market price of the Company's common stock of .41 (2005), .79 (2004) and .79 (2003), a weighted-average expected life of the option of five years and no dividend yields.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.    Significant Accounting Policies (continued)

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

	Years Ended June 30,
	2005	2004	2003
	(in thousands, except per share data)
Reported net income (loss)	$4,814	$(1,341)	$(19,597)
Stock compensation expense included in reported net income (loss)	153	12	—
Pro-forma stock compensation expense	(2,909)	(2,216)	(2,707)
Pro-forma net income (loss)	$2,058	$(3,545)	$(22,304)
Reported basic net income (loss) per common share	$0.33	$(0.10)	$(1.56)
Reported diluted net income (loss) per common share	$0.32	$(0.10)	$(1.56)
Pro-forma basic and diluted net income (loss) per common share	$0.14	$(0.27)	$(1.78)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 ("SFAS 123R"). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by APB 25. This will require the Company to adopt the fair value model for recognizing compensation expense for employee stock options, and would have the effect of reducing the Company's reported net income and net income per share. SFAS 123R is required to be adopted by the Company as of July 1, 2005. In May 2005, in response to FAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's Amended and Restated 1997 Stock Incentive Plan. As a result of the acceleration, options to acquire 863,165 shares of the Company's common stock became immediately exercisable. In order to prevent unintended personal benefit to directors and executive officers, the Board of Directors, upon recommendation of its Compensation Committee, imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent their sale of stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual's termination of employment. The restrictions apply to 306,220 options. A one-time non-cash compensation charge of approximately $147,000 was recorded in the fourth quarter of 2005 as a result of the acceleration.

    Goodwill and Other Intangible Assets

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.    Significant Accounting Policies (continued)

The net carrying value of goodwill is approximately $7,204,000 at June 30, 2005 and 2004, which relates to the data communications services reporting unit. The Company performed the goodwill impairment test annually in the fourth quarter. No impairment was noted at June 30, 2005.

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

The Company evaluates the periods of amortization in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

    Comprehensive Loss

Comprehensive income (loss) for the years ended June 30, 2005, 2004 and 2003 of approximately $4,831,000, ($1,064,000) and ($19,563,000), respectively, includes a foreign currency translation gain of approximately $17,000, $81,000 and $96,000, respectively, and an unrealized gain (loss) on available-for-sale securities of approximately $0, $196,000, and ($62,000), respectively.

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

    Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    Accounts Receivable

Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with ground segment systems, networks and enterprise solutions contracts. At June 30, 2005 and 2004, there was approximately $460,000 and $0, respectively, billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheets. Based on the Company's experience with similar contracts in recent years, billed receivables relating to long-term contracts are expected to be collected within one year.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.    Inventories

Inventories consist of the following:

	June 30, 2005	June 30, 2004
	(In thousands)
Raw materials and component parts	$111	$163
Work-in-progress	15,916	7,362
	16,027	7,525
Less progress payments	2,710	3,621
	$13,317	$3,904

5.    Fixed Assets

Fixed assets consist of the following:

	June 30, 2005	June 30, 2004
	(In thousands)
Land	$1,750	$1,750
Building and improvements	6,310	6,081
Computer equipment	3,260	3,116
Machinery and equipment	2,630	2,548
Network Operations Center	9,779	7,703
Satellite earth station equipment	8,180	7,869
Furniture and fixtures	1,361	1,344
	33,270	30,411
Less accumulated depreciation and amortization	17,651	14,970
	$15,619	$15,441

6.    Common Stock

    Warrants Issued to Consultants

During November 1996, the Company issued a ten-year warrant to five consultants for services to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. At June 30, 2005, warrants to purchase 55,825 shares of the Company's common stock noted above are outstanding and exercisable.

    Treasury Stock

In June 2005, the Company terminated its stock repurchase program. Pursuant to this plan, the Company repurchased approximately 61,000 and 54,100 shares in fiscal 2004 and 2003 at an aggregate cost of approximately $333,000 and $181,000, respectively. Included in the fiscal 2004 repurchases were 61,000 shares acquired from the Company's President at a fair market price of $5.41 per share (see Note 10). The repurchase program allowed for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and manner of purchases are at the discretion of the Company's management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.    Common Stock (continued)

    Private Placement

On December 31, 2003, the Company completed a private placement transaction of equity securities and issued 1,500,000 shares of common stock at a price of $4.50 per share for an aggregate price of $6,750,000 and issued warrants to purchase up to 750,000 shares of common stock at an exercise price of $5.50 per share. The warrants became exercisable on July 1, 2004 and will expire on December 31, 2008. The Company incurred total expenses of approximately $583,000, of which approximately $456,000 represented placement agent commissions and approximately $127,000 represented other expenses. After deducting total expenses, the net proceeds received by the Company in January 2004 were approximately $6,167,000. At June 30, 2005, warrants to purchase 512,500 shares of the Company's common stock noted above are outstanding and exercisable.

7.    Stock Option and Stock Purchase Plans

On February 26, 1997, the Company's Board of Directors authorized, and the stockholders subsequently approved, the 1997 Stock Incentive Plan ("1997 Plan"), which authorized the granting to employees, directors and consultants of the Company options to purchase an aggregate of 2,280,000 shares of the Company's common stock. In November 2000 and 2001, the Company's stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 800,000 shares in fiscal 2001 and 2002. In November 2004, the Company's stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 1,000,000 shares.

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

Employee options generally vest annually in equal installments over a four-year period and expire on the tenth anniversary of the date of grant. Director options granted upon initial election to the Board of Directors generally vest one third on the grant date and an additional one third on each of the next two succeeding anniversaries of the date of grant. Each additional annual grant vests immediately. All Director options expire the earlier of ten years from the date of grant or one year from concluding service as a director of the Company. In May 2005 (as discussed in Note 2), in response to FAS 123R, the Board of Directors of the Company approved an acceleration of all unvested options granted to employees and directors under the 1997 Plan.

The 1997 Plan provides for an automatic increase to the number of options authorized for grant by an amount equal to 1% of the shares of common stock outstanding on the last trading day of each calendar year. During fiscal 2005, 2004 and 2003, the Company increased the number of options authorized for grant under the 1997 Plan pursuant to the automatic 1% provision by 144,390, 140,763, and 125,644, respectively. At June 30, 2005, the number of remaining options available for grant under the 1997 Plan was 1,314,524.

On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan ("1999 Plan"). Pursuant to the 1999 Plan, 400,000 shares of the Company's common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at the lesser of 85% of fair market value at date of grant or date of purchase through participation in the payroll-deduction based employee stock purchase plan. During the years ended June 30, 2005, 2004 and 2003, the Company issued 37,961, 37,684 and 47,046 shares of its common stock to

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.    Stock Option and Stock Purchase Plans (continued)

participating employees in connection with the 1999 Plan. At June 30, 2005, the number of remaining shares available for issuance under the 1999 Plan was 121,321. The Board of Directors suspended the 1999 Plan effective July 1, 2005 to provide the Company time to evaluate the impact of SFAS 123R on the Company's operating results.

The following table summarizes activity in the Company's stock option plan (in thousands, except per share amounts):

	Years Ended June 30,
	2005		2004		2003
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Balance, beginning of year	3,359	$7.05	3,127	$7.51	2,914	$8.07
Grants	206	6.34	470	3.55	449	3.70
Exercised	(200)	4.31	(111)	4.19	—	—
Canceled	(107)	7.20	(127)	8.09	(236)	7.11
Balance, end of year	3,258	7.16	3,359	7.05	3,127	7.51
Exercisable, end of year	3,258	$7.16	2,149	$8.51	1,821	$8.69
Weighted-average fair value of options granted during the year		$4.16		$2.35		$2.40

The following table summarizes information about stock options outstanding at June 30, 2005 (in thousands, except per share amounts):

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$ 1.47 - $ 1.47	2	8.5	$1.47
$ 3.10 - $ 4.42	1,064	7.4	$3.80
$ 4.68 - $ 7.02	833	5.5	$5.74
$ 7.09 - $10.63	909	3.9	$7.90
$10.69 - $15.75	280	3.8	$12.85
$17.13 - $25.25	152	4.4	$21.22
$28.00 - $28.00	18	4.6	$28.00
	3,258	5.5	$7.16

The Company has reserved approximately 5,949,000 shares of its common stock for issuance upon exercise of all available and outstanding options and warrants at June 30, 2005.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding for the period. The weighted-average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income (loss) per share, if their effect is anti-dilutive. Diluted net income (loss) per share for the years ended June 30, 2005, 2004 and 2003, excludes the effect of approximately 2,577,000, 4,972,000, and 3,991,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

9.    Retirement Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. The Company contributed approximately $236,000, $0 and $460,000 to the 401(k) plan during the years ended June 30, 2005, 2004 and 2003, respectively. The Board of Directors did not authorize a matching contribution for the year ended June 30, 2004 as part of the Company's cost cutting initiatives. Effective January 1, 2005, the Board of Directors reinstated the matching contribution. As of June 30, 2005, the Company has accrued $236,000 included in accrued payroll and related fringe benefits in the accompanying balance sheet. In addition, the plan also provides for discretionary profit sharing contributions by the Company. There were no discretionary profit sharing contributions made by the Company during the years ended June 30, 2005, 2004 and 2003.

10.    Related Party Transactions

During fiscal 2001, the Company advanced $200,000 to a former executive officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2002, the Company increased the $200,000 loan to $300,000 and amended the promissory note accordingly. During fiscal 2003, this former executive officer resigned from the board of directors and pursuant to a letter agreement (the "agreement") the Company consolidated the then outstanding loan and advances receivable from this former executive officer and current employee of the Company into a $321,000 promissory note. Under the terms of the letter agreement the Company will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee of the Company, subject to the terms of the agreement. At June 30, 2005 and 2004, the annual installment to be forgiven within one year along with accrued interest outstanding under this promissory note was included in other current assets in the accompanying consolidated balance sheet. At June 30, 2005 and 2004, the remaining principal amounts of approximately $195,000 and $261,000, respectively, are included in other assets in the accompanying consolidated balance sheet.

During fiscal 2002, the Company advanced $300,000 to an officer of the Company. The Company received a promissory note payable on September 30, 2004, which bears interest at an annual rate of 5.0% payable quarterly, and is secured by a stock pledge agreement. On November 12, 2003, the officer sold approximately 61,000 shares of the Company's common stock at a fair market price of $5.41 per share to the Company in connection with its stock repurchase program. On November 12, 2003, the officer paid approximately $333,000 to the Company to satisfy all amounts outstanding on the promissory note, together with accrued interest thereon.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.    Related Party Transactions (continued)

During fiscal 2001, the Company advanced $40,000 to an officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2003, the officer repaid the principal and accrued interest outstanding in full and satisfied the promissory note.

11.    Income Taxes

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

During fiscal 2005 and 2004, the Company recorded a tax provision of approximately $180,000 and $45,000 of which $116,000 and $45,000 was recorded in general and administrative expenses.

Significant components of the Company's deferred tax assets (liabilities) are as follows:

	June 30, 2005	June 30, 2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$28,709	$30,491
Accruals and reserves	1,273	1,964
Write-down of investments	426	1,034
State investment tax credit carryforwards	38	83
AMT tax credit	82	—
Capital loss carryforwards	920	380
Projects in progress	279	—
	31,727	33,952
Valuation allowance for deferred tax assets	(30,743)	(32,813)
	984	1,139
Deferred tax liabilities:
Depreciation and amortization	(946)	(984)
Projects in progress	—	(72)
	(946)	(1,056)

Net deferred tax assets	$38	$83

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company has provided a valuation allowance against its operating losses and temporary differences except for approximately $38,000 representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company's state tax return.

For the years ended June 30, 2005, 2004 and 2003, the valuation allowance (decreased) increased approximately $(2,070,000), $5,239,000 and $4,417,000, respectively. Approximately $3,886,000 of the deferred tax asset, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.    Income Taxes (continued)

At June 30, 2005, the Company has federal net operating loss carryforwards of approximately $71,400,000. The net operating carryforwards will expire at various dates beginning in 2010 through 2024, if not utilized. Utilization of the net operating loss carryforwards may be subject to an annual limitation pursuant to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

At June 30, 2005, the Company also had federal alternative minimum tax credit carryforwards of approximately $82,000, which may be carried forward indefinitely. At June 30, 2005, the Company also had foreign net operating loss carryforwards of approximately $870,000 that may be carried forward indefinitely.

The reconciliations of tax provision (benefit) computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax losses are as follows:

	Years Ended June 30,
	2005	2004	2003
Tax at U.S. Federal statutory rate	34%	(34)%	(34)%
Foreign Income at varying rates	7	—	—
Change in valuation allowance	(40)	34	34
	1%	—%	—%

12.    Segment Information

The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc. and Globecomm Systems Europe Limited, is engaged in the design, assembly and installation of ground segment systems and networks. Its data communications services segment, through GNSC, provides satellite communication services capabilities.

The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.    Segment Information (continued)

The following is the Company's business segment information as of and for the years ended June 30, 2005, 2004 and 2003:

	Years Ended June 30,
	2005	2004	2003
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$91,613	$75,908	$43,334
Data communications services	21,875	16,196	15,906
Intercompany eliminations	(3,904)	(4,868)	(5,212)
Total revenues	$109,584	$87,236	$54,028

Income (loss) from operations:
Ground segment systems, networks and enterprise solutions	$4,229	$(870)	$(12,548)
Data communications services	(296)	(849)	(6,946)
Interest income	444	271	422
Interest expense	—	—	(539)
Gain on sale of investment	40	—	—
Gain on sale of available-for-sale securities	132	91	—
Intercompany eliminations	329	16	14
Income (loss) before income taxes	$4,878	$(1,341)	$(19,597)

Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$1,153	$1,402	$1,595
Data communications services	1,871	1,711	1,951
Intercompany eliminations	(329)	(16)	(14)

Total depreciation and amortization	$2,695	$3,097	$3,532
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$456	$354	$187
Data communications services	2,458	915	1,585
Intercompany eliminations	(42)	(2)	(40)
Total expenditures for long-lived assets	$2,872	$1,267	$1,732

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.    Segment Information (continued)

	June 30, 2005	June 30, 2004	June 30, 2003
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$139,117	$125,534	$118,180
Data communications services	13,712	11,501	10,405
Intercompany eliminations	(66,451)	(63,560)	(58,241)
Total assets	$86,378	$73,475	$70,344

At June 30, 2005, 2004 and 2003, the Company had total assets of approximately $1,137,000, $2,547,000 and $3,177,000, and long-lived assets of approximately $80,000, $100,000 and $56,000, respectively, located in the United Kingdom, associated with its wholly-owned subsidiary, Globecomm Systems Europe Limited.

13.    Significant Customers and Concentrations of Credit Risk

The Company designs, assembles and installs satellite ground segment systems, networks and enterprise solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers' financial condition and in most cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company's estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2005, 2004 and 2003, are approximately $815,000, $2,618,000 and $4,805,000, respectively. The decrease in the allowance of approximately $1,803,000 from June 30, 2004 to 2005 is primarily the result of a bad debt recovery of approximately $1,500,000 based on a settlement reached with a customer in July 2005; this recovery was recorded as a reduction to general and administrative expenses for the year ended June 30, 2005. The decrease in the allowance of approximately $2,187,000 from June 30, 2003 to 2004 is primarily the result of settlement agreement reached with a former customer in the Middle East. Based on this settlement the Company recorded a bad debt recovery, included as a reduction to general and administrative expenses for the year ended June 30, 2004, of approximately $1,000,000 and a write off the remaining accounts receivable allowance balance of approximately $1,200,000.

Three customers accounted for 20%, 13% and 13%, respectively, and one major customer accounted for approximately 11% of the Company's consolidated revenues for the years ended June 30, 2005 and 2004, respectively. No major customer accounted for more than 10% of the Company's consolidated revenues for the year ended June 30, 2003.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.    Significant Customers and Concentrations of Credit Risk (continued)

Revenues earned from ground segment systems, networks and enterprise solutions are attributed to the geographic location in which the equipment is shipped. Revenues earned from data communications services are attributed to the geographic location in which the services are being provided. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2005	2004	2003
Africa	8%	9%	7%
North and South America	4%	3%	13%
Asia	4%	13%	16%
Europe	25%	18%	14%
Middle East	32%	19%	12%
Australia	—	—	1%
	73%	62%	63%

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in one financial institutions at June 30, 2005 and 2004. Cash equivalents are comprised of short-term debt instruments and certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate fair market value. At times, cash may be in excess of Federal Deposit Insurance Company insurance limits.

14.    Commitments and Contingencies

Line of Credit

At June 30, 2005, the Company maintained a $16,500,000 working capital line of credit with a bank, which bore interest at 7.5% or the prime rate plus 1.5% per annum, and is collateralized by a first security interest on all personal property of the Company. The credit facility, which expires in October 2005, contains certain financial covenants, with which the Company was in compliance at June 30, 2005. As of June 30, 2005, no amounts were outstanding under this credit facility, however, there were outstanding standby letters of credit, bid proposals and performance guarantees of approximately $14,143,000, which were applied against and reduced the amounts available under the working capital line of credit. The Company will be advanced up to 80% of eligible domestic accounts receivable, 90% of eligible foreign accounts receivable under the line of credit, and 100% of the unrestricted cash held at the bank as defined in the agreement.

The Company provides cash collateral for certain letters of credit. As of June 30, 2005 and 2004, the Company had cash collateral related to performance guarantees of approximately $0 and $1,903,000, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

Lease Transactions

In April 2001, the Company renegotiated a 15-year satellite space segment transponder lease entered into by GNSC during fiscal 2000, which changed the terms and economics of the agreement and resulted in a change in accounting for such lease from capital to operating. Accordingly, the change in accounting reduced the Company's capital lease obligations by approximately $84,261,000 with a corresponding reduction in net fixed assets of approximately $80,620,000, resulting in a deferred liability of approximately $3,641,000.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.    Commitments and Contingencies (continued)

In June 2002, GNSC amended the lease to reduce the short-term cash commitment under such agreement in exchange for a twelve-month extension of the lease term. As a result of this modification, the Company will record the remaining lease commitment on a straight-line basis over the remaining term of the transponder lease. Accordingly, during 2002, the Company recorded a deferred liability of $319,000, to reflect the straight-lining of such lease payments.

In October 2002, the Company reached an agreement related to the lease, which further modified and reduced the Company's satellite bandwidth obligations. Under the terms of this agreement, the Company paid $7,574,000, which included a one-time termination fee of $3,586,000, and $3,988,000, which primarily related to outstanding invoices and an additional security deposit, assigned $31,573,000 of future contract revenues to the vendor and reduced the Company's future space segment obligations by $52,209,000. Accordingly, the Company recorded a charge to costs from data communications services of $782,000 in the second quarter of fiscal 2003, representing the difference between the $3,586,000 termination fee and the corresponding reduction in the deferred liability of $2,804,920.

At June 30, 2005, the remaining balance in deferred liabilities relating to this lease was $986,000, which will be amortized into income through December 2008.

Lease Commitments

The Company currently leases satellite space segment services, office space, teleport services and other equipment under various operating leases, which expire in various years through 2009. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced.

Future minimum lease payments under non-cancelable operating leases for satellite space segment services, Internet access services, teleport services, office space and other equipment with terms of one year or more consist of the following at June 30, 2005 (in thousands):

2006	$8,839
2007	4,898
2008	2,332
2009	663
$16,732

Rent expense for satellite space segment services, Internet access services, teleport services, office space and other equipment was approximately $7,138,000, $5,343,000 and $8,256,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Employment Agreements

During October 2001, the Company entered into three-year employment agreements with six officers and one former officer for an aggregate amount of approximately $1,214,000 per year. The Company will have certain obligations to these individuals if they are terminated. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement. During fiscal 2005, the Board of Directors approved increases bringing the aggregate amount to approximately $1,542,000 per year.

During January 2002, the Company entered into a three-year employment agreement with an officer for an amount of $275,000 per year. The Company had certain obligations to this officer if terminated. The employment agreement provided that it renewed automatically for additional terms of one year, unless either party provided written notice to the other party of its intention to terminate the agreement. In

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.    Commitments and Contingencies (continued)

January 2003, the Company entered into a separation agreement and general release whereby the employment relationship with this officer was terminated. In accordance with the terms of this agreement, the Company agreed to pay the officer severance of $450,000, consisting of a lump sum payment of $250,000 and an additional $200,000 to be paid in monthly installments for thirty-six months beginning in July 2003, based on certain conditions defined in the agreement. During each of the years ended June 30, 2005 and 2004, payments of approximately $67,000 were made.

GLOBECOMM SYSTEMS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Year ended June 30, 2005:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$2,618,000	$100,000	(a)	$—		$(1,903,000)	(c)	$815,000
Valuation allowance on deferred tax assets	32,813,000	—		—		$(2,070,000)	(b)	30,743,000
	$35,431,000	$100,000		$—		$(3,973,000)		$31,558,000
Year ended June 30, 2004:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$4,805,000	$(966,000)	(a)	$—		$(1,221,000)	(c)	$2,618,000
Valuation allowance on deferred tax assets	27,574,000	—		5,239,000	(b)	—		32,813,000
	$32,379,000	$(966,000)		$5,239,000		$(1,221,000)		$35,431,000
Year ended June 30, 2003:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$4,683,000	$683,000		$—		$(561,000)	(c)	$4,805,000
Valuation allowance on deferred tax assets	23,157,000	—		4,417,000	(b)	—		27,574,000
	$27,840,000	$683,000		$4,417,000		$(561,000)		$32,379,000

(a)	Includes recovery of accounts receivable balances (net of charges).

(b)	(Reduction) increase in valuation allowance for net deferred tax assets.

(c)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

S-1

Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the "Registration Statement")).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant's Registration Statement on Form S-8 Registration, File No. 333-112351).
10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant's Registration Statement on Form S-8, File No. 333-70527).
10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K, dated December 3, 1998).
10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001).
10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

Exhibit No.
10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.12	Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.13*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet(, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
10.14	Separation Agreement and General Release, dated as of January 22, 2003, by and between G. Patrick Flemming and the Registrant (incorporated by reference to Exhibit 10.29 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.15	Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.16	Loan and Security Agreement, dated as of September 15, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003).
10.17	Loan Modification Agreement, dated as of October 8, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
10.18	Second Loan Modification Agreement, dated as of March 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
10.19	Third Loan Modification Agreement, dated as of June 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
10.20	Fourth Loan Modification Agreement, dated as of September 24, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).
10.21	Fifth Loan Modification Agreement, dated as of October 29, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form 8-K, File No. 000-22839).
10.22	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3, File No. 333-112024.
10.23	Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-3, File No. 333-112024).
14	Registrant's Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the year ended June 30, 2004).

Exhibit No.
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.