Form 10-Q
period 2005-09-30
GLOBECOMM SYSTEMS INC
filed 2005-11-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes      No

As of November 3, 2005, there were 15,013,161 shares of the Registrant's common stock, $0.001 par value, outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,790	$25,609
Accounts receivable, net	21,278	22,700
Inventories	15,814	12,886
Prepaid expenses and other current assets	753	858
Deferred income taxes	38	38
Total current assets	62,673	62,091
Fixed assets, net	15,929	16,050
Goodwill	7,204	7,204
Other assets	1,034	1,033
Total assets	$86,840	$86,378
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,964	$15,550
Deferred revenues	3,127	5,563
Accrued payroll and related fringe benefits	1,561	1,671
Other accrued expenses	1,885	2,471
Deferred liabilities	316	316
Total current liabilities	23,853	25,571
Deferred liabilities, less current portion	591	670
Commitments and contingencies
Stockholders' equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2005 and June 30, 2005	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 15,423,694 at September 30, 2005 and 15,103,587 at June 30, 2005	15	15
Additional paid-in capital	134,458	133,003
Accumulated deficit	(69,571)	(70,384)
Accumulated other comprehensive income	275	284
Treasury stock, at cost, 465,351 shares at September 30, 2005 and June 30, 2005	(2,781)	(2,781)
Total stockholders' equity	62,396	60,137
Total liabilities and stockholders' equity	$86,840	$86,378

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004
Revenues from ground segment systems, networks and enterprise solutions	$23,019	$21,586
Revenues from data communications services	6,557	3,873
Total revenues	29,576	25,459
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	19,525	18,062
Costs from data communications services	5,568	3,194
Selling and marketing	1,514	1,169
Research and development	109	298
General and administrative	2,256	628
Total costs and operating expenses	28,972	23,351
Income from operations	604	2,108
Interest income	229	73
Income before income taxes	833	2,181
Provision for income taxes	20	—
Net income	$813	$2,181
Basic net income per common share	$0.06	$0.15
Diluted net income per common share	$0.05	$0.15
Weighted-average shares used in the calculation of basic net income per common share	14,719	14,180
Weighted-average shares used in the calculation of diluted net income per common share	15,336	14,705

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2005	15,104	$15	$133,003	$(70,384)	$284	465	$(2,781)	$60,137
Proceeds from exercise of stock options	240		1,015					1,015
Proceeds from exercise of warrants	80		440					440
Comprehensive income:
Net income				813				813
Loss from foreign currency translation					(9)			(9)
Total comprehensive income								804
Balance at September 30, 2005	15,424	$15	$134,458	$(69,571)	$275	465	$(2,781)	$62,396

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES:
Net income	$813	$2,181
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	767	744
Provision (benefit) for doubtful accounts	118	(1,371)
Changes in deferred liabilities	(79)	(79)
Stock compensation expense	—	5
Changes in operating assets and liabilities:
Accounts receivable	1,294	(4,678)
Inventories	(2,928)	(3,683)
Prepaid expenses and other current assets	105	705
Other assets	(1)	(10)
Accounts payable	1,429	4,071
Deferred revenue	(2,435)	819
Accrued payroll and related fringe benefits	(110)	(186)
Other accrued expenses	(585)	(26)
Net cash used in operating activities	(1,612)	(1,508)
INVESTING ACTIVITIES:
Purchases of fixed assets	(649)	(627)
Restricted cash	—	(9,985)
Net cash used in investing activities	(649)	(10,612)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,015	149
Proceeds from exercise of warrants	440	962
Net cash provided by financing activities	1,455	1,111
Effect of foreign currency translation on cash	(13)	(1)
Net decrease in cash and cash equivalents	(819)	(11,010)
Cash and cash equivalents at beginning of period	25,609	28,252
Cash and cash equivalents at end of period	$24,790	$17,242

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2005 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation ("GNSC"), and Globecomm Systems Europe Limited (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company recognizes revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for its non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customer's satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customer's ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventory balances in the accompanying consolidated balance sheets.

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

Costs from Data Communications Services

Costs from data communications services relating to Internet-based services consist primarily of satellite space segment charges, Internet connectivity fees, voice termination costs and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Center, on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation.

Research and Development

Research and development expenditures are expensed as incurred.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 ("SFAS 123R"). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by APB 25. This requires the Company to adopt the fair value model for recognizing compensation expense for employee stock options, and would have the effect of reducing the Company's reported net income and net income per share.

On July 1, 2005, the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Before the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards. Under APB 25, the Company was not required to recognize compensation expense for the cost of stock options.

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

The following table details the effect on net income and earnings per share had stock-based compensation expense for the stock options been recorded in the three months ended September 30, 2004 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the three months ended September 30, 2005 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. There was no stock based compensation expense for the three months ended September 30, 2005.

	Three Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)
	(In thousands, except per share data)
Reported net income	$813	$2,181
Stock compensation expense included in reported net income	—	5
Stock compensation expense determined under fair value method	—	(428)
Pro-forma net income	$813	$1,758
Reported basic net income per common share	$0.06	$0.15
Reported diluted net income per common share	$0.05	$0.15
Pro-forma basic net income per common share	$0.06	$0.12
Pro-forma diluted net income per common share	$0.05	$0.12

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the three months ended September 30, 2005 that would result in any goodwill impairment.

Comprehensive Income

Comprehensive income for the three months ended September 30, 2005 of approximately $804,000 includes a foreign currency translation loss of approximately $9,000. Comprehensive income for the three months ended September 30, 2004 of approximately $2,160,000 includes a foreign currency translation loss of approximately $21,000.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the three months ended September 30, 2005 and the year ended June 30, 2005, due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $38,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company's combined state tax return.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

2. Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2005 and 2004, excludes the effect of approximately 2,395,000, and 2,512,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3. Inventories

Inventories consist of the following:

	September 30, 2005 (Unaudited)	June 30, 2005
	(In thousands)
Raw materials and component parts	$113	$111
Work-in-progress	17,426	15,485
	17,539	15,596
Less progress payments	1,725	2,710
	$15,814	$12,886

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

The following is the Company's business segment information for the three months ended September 30, 2005 and 2004 and as of September 30, 2005 and June 30, 2005:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$23,483	$21,706
Data communications services	6,904	4,754
Intercompany eliminations	(811)	(1,001)
Total revenues	$29,576	$25,459
Income from operations:
Ground segment systems, networks and enterprise solutions	$403	$2,221
Data communications services	111	(117)
Interest income	229	73
Intercompany eliminations	90	4
Income before income taxes	$833	$2,181
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$292	$303
Data communications services	493	445
Intercompany eliminations	(18)	(4)
Total depreciation and amortization	$767	$744
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$172	$33
Data communications services	477	594
Total expenditures for long-lived assets	$649	$627

	September 30, 2005 (Unaudited)	June 30, 2005
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$140,249	$139,117
Data communications services	14,434	13,712
Intercompany eliminations	(67,843)	(66,451)
Total assets	$86,840	$86,378

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

Our business had been adversely affected by the global economic slowdown from 2000–2004 and, in particular, the significant challenges facing the telecommunications industry worldwide. We continue to see improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace. However, some of the adverse consequences of the downturn continue to impact our business based upon the inability of some of our customers and prospects to raise capital to fund projects, particularly, in developing countries.

We currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan, and derived 13% of our revenues in the three months ended September 30, 2005 from this customer. Also, we conduct a substantial proportion of our business in developing countries. Hostilities in Afghanistan, or in connection with any armed conflict affecting areas where our customers are located, may impact our performance on these contracts, and consequently our results of operations.

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

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized in the period identified. Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from data communications services consist primarily of satellite space segment charges, Internet connectivity fees and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

Critical Accounting Policies

Certain of our accounting policies require judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our accounting policies that require management to apply significant judgment include:

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

We recognize revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customer's satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customer's ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventories balance.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the data communication services segment. There have been no events during the three months ended September 30, 2005 that would result in any goodwill impairment.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues increased by $1.4 million, or 6.6%, to $23.0 million for the three months ended September 30, 2005 compared to $21.6 million for the three months ended September 30, 2004. The increase in revenues was primarily the result of increased infrastructure sales in the U.S. Government and government related entities marketplace, coupled with increased sales due to a general overall improvement in the telecommunications industry segments we serve and the achievement of shipment milestones associated with projects currently in progress offset by a decrease in sales at Globecomm Systems Europe Limited.

Revenues from Data Communication Services.    Revenues increased by $2.7 million, or 69.3%, to $6.6 million for the three months ended September 30, 2005 compared to $3.9 million for the three months ended September 30, 2004. The increase was due to the increase in Voice Over Internet Protocol (VoIP) and the video broadcast service offerings.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $1.5 million, or 8.1%, to $19.5 million for the three months ended September 30, 2005 from $18.1 million for the three months ended September 30, 2004. The increase was attributable to a higher revenue base. Costs as a percentage of related revenues increased to 84.8% for the three months ended September 30, 2005 from 83.7% for the three months ended September 30, 2004. This increase was mainly attributable to a non-recurring cost recovery of $0.4 million related to a settlement with a large customer in the three months ended September 30, 2004, while no comparable benefit occurred in this period in 2005.

Costs from Data Communications Services.    Costs from data communications services increased by $2.4 million, or 74.3%, to $5.6 million for the three months ended September 30, 2005 from $3.2 million for the three months ended September 30, 2004. The increase is a result of additional voice termination costs for the VoIP service and space segment costs required for our video broadcast service.

Selling and Marketing.    Selling and marketing expenses increased by $0.3 million, or 29.5%, to $1.5 million for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. The increase is a result of an increase in consulting fees and salary and salary related expenses related to marketing efforts.

Research and Development.    Research and development expenses decreased by $0.2 million, or 63.4%, to $0.1 million for the three months ended September 30, 2005 compared to $0.3 million for the three months ended September 30, 2004. The decrease was principally due to costs associated with product research efforts in remote video monitoring systems in the three months ended September 30, 2004, which did not reoccur in the 2005 period.

General and Administrative.    General and administrative expenses increased by $1.6 million, or 259.2%, to $2.3 million for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004. The increase in general and administrative expenses was primarily due to a bad debt recovery of $1.5 million related to a settlement agreement reached with a customer in the three months ended September 30, 2004, which did not reoccur in the 2005 period.

Interest Income.    Interest income increased by $0.2 million, or 213.7%, to $0.2 million for the three months ended September 30, 2005 from $0.1 million for the three months ended September 30, 2004 as a result of increased interest rates.

Liquidity and Capital Resources

At September 30, 2005, we had working capital of $38.8 million, including cash and cash equivalents of $24.8 million, net accounts receivable of $21.2 million, inventories of $15.8 million, prepaid expenses and other current assets of $0.8 million, offset by $17.0 million in accounts payable, $3.1 million in deferred revenues and $3.8 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the three months ended September 30, 2005 was $1.6 million, which primarily related to an increase in inventory of $2.9 million due to timing of shipments of certain jobs and a reduction in progress payments on long term contracts, a decrease in deferred revenue of $2.4 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, offset by an increase in accounts payable of $1.4 million relating to the increase in revenues and the timing of vendor payments, a decrease in accounts receivables due to the timing of billings and collections from customers, net income of $0.8 million, and a non-cash item representing depreciation and amortization expense of $0.8 million primarily related to the network operations center and satellite earth station equipment.

Net cash used in investing activities during the three months ended September 30, 2005 was $0.6 million, which related to the purchase of $0.6 million of fixed assets for our network operations center, specifically related to the video broadcast and VoIP platforms.

Net cash provided by financing activities during the three months ended September 30, 2005 was $1.5 million, which related to $1.0 million of proceeds from the exercise of stock options and $0.4 million of proceeds from the exercise of warrants.

We have a credit agreement in place which provides for a working capital credit facility of up to $20.0 million, which expires in November 2006. The line of credit bears interest at the prime rate, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under the line of credit. In addition, the credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at September 30, 2005. As of September 30, 2005, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $12.8 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2009. Future minimum lease payments due on these leases through September 30, 2006 are approximately $8.0 million.

At September 30, 2005 we had contractual obligations and commercial commitments as follows (in thousands):

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Operating leases	$14,319	$8,048	$5,937	$334	$—
Total contractual obligations	$14,319	$8,048	$5,937	$334	$—

Amount of Commitment Expiration Per Period

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Other Commercial Commitments
Standby letters of credit	$12,756	$4,544	$8,212	$—	$—-
Total commercial commitments	$12,756	$4,544	$8,212	$—	$—

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2006. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. In particular, we currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

Risk Factors

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our future revenues. We derived 52% of our revenues in the three months ended September 30, 2005 from four customers. Also, we conduct a substantial proportion of our business in developing countries. If any key customer is unable to implement its business plan, the market for these customers' services declines, political or military conditions make performance impossible or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

GNSC's future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. Despite the settlement agreements which modified and reduced our satellite bandwidth obligations, we cannot assure you that the transponder space will be efficiently and substantially utilized or that an increase in orders will be realized. GNSC has had, and we expect will continue to have, cash requirements, which have decreased and will continue to decrease our cash resources. If GNSC does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed. In addition, significant capital expenditures have been required as we have built our VoIP and video broadcast service offerings. If our VoIP and video broadcast service offerings are not accepted, or if the market fails to grow, we cannot assure you that we will be able to realize an appropriate return on these capital expenditures.

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

Although we have had six consecutive profitable quarters, we have incurred significant net losses since we began operating in August 1994. We incurred net losses of $1.3 million during the fiscal year ended June 30, 2004, and $19.6 million during the fiscal year ended June 30, 2003. As of September 30, 2005 our accumulated deficit was $69.6 million. Our ability to maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. In the past, we have incurred significant negative cash flows, which may reoccur if our business plan is not successful. Also, if we are unable to sustain or increase our profits on a quarterly or annual basis in the future or if our business undergoes a period of rapid growth, our operating cash flows may be negatively impacted.

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

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue to return from recent depressed levels, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. The economic slowdown resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and networks manufacturers has increased pricing pressures. We continue to see improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace, but a future reduction in opportunities from U.S. Government and government related agencies will negatively impact our results of operations.

We depend upon certain key personnel and may not be able to retain these employees. If we lose the services of these individuals or cannot hire additional qualified personnel, our business will be harmed.

Our success also depends to a substantial degree on our ability to attract, motivate and retain highly-qualified personnel. There is considerable competition for the services of highly-qualified technical and engineering personnel. We may not be able either to retain our current personnel or hire additional qualified personnel if and when needed.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least September 30, 2006. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, reduce or eliminate some of our operating activities, including marketing programs, capital expenditures and research and development. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From October 1, 2004 through September 30, 2005, our stock price ranged from a low of $5.08 per share to a high of $8.44 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, by-laws and Section 203 of the General Corporation Law of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have a poison pill in place and employment provisions with our senior executives that have change of control provisions that could make an acquisition of us by a third party more difficult.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At September 30, 2005 we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4. Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective (i) for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

GLOBECOMM SYSTEMS INC.
(Registrant)
Date: November 9, 2005	/s/ DAVID E. HERSHBERG
David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2005	/s/ ANDREW C. MELFI
Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).