Form 10-Q
period 2005-12-31
GLOBECOMM SYSTEMS INC
filed 2006-02-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to____________

Commission file number: 000-22839

Globecomm Systems Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3225567 (I.R.S. Employer Identification No.)
45 Oser Avenue, Hauppauge, NY (Address of principal executive offices)	11788 (Zip Code)

Registrant’s telephone number, including area code: (631) 231-9800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer [    ]     Accelerated filer [X]     Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [    ]     No [X]

As of February 3, 2006, there were 15,102,498 shares of the Registrant’s common stock, $0.001 par value, outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,310	$25,609
Accounts receivable, net	26,771	22,700
Inventories	17,153	12,886
Prepaid expenses and other current assets	981	858
Deferred income taxes	38	38
Total current assets	70,253	62,091
Fixed assets, net	15,506	16,050
Goodwill	7,204	7,204
Other assets	1,017	1,033
Total assets	$93,980	$86,378
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,615	$15,550
Deferred revenues	3,263	5,563
Accrued payroll and related fringe benefits	2,220	1,671
Other accrued expenses	2,327	2,471
Deferred liabilities	316	316
Total current liabilities	29,741	25,571
Deferred liabilities, less current portion	512	670
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2005 and June 30, 2005	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 15,492,537 at December 31, 2005 and 15,103,587 at June 30, 2005	15	15
Additional paid-in capital	134,862	133,003
Accumulated deficit	(68,634)	(70,384)
Accumulated other comprehensive income	265	284
Treasury stock, at cost, 465,351 shares at December 31, 2005 and June 30, 2005	(2,781)	(2,781)
Total stockholders’ equity	63,727	60,137
Total liabilities and stockholders' equity	$93,980	$86,378

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Revenues from ground segment systems, networks and enterprise solutions	$22,604	$24,693	$45,623	$46,279
Revenues from data communications services	7,308	4,535	13,865	8,408
Total revenues	29,912	29,228	59,488	54,687
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	18,701	21,013	38,226	39,075
Costs from data communications services	6,143	3,714	11,711	6,908
Selling and marketing	1,615	1,383	3,129	2,552
Research and development	161	174	270	472
General and administrative	2,552	2,074	4,808	2,702
Total costs and operating expenses	29,172	28,358	58,144	51,709
Income from operations	740	870	1,344	2,978
Interest income	227	92	456	165
Gain on sale of investment	—	40	—	40
Income before income taxes	967	1,002	1,800	3,183
Provision for income taxes	30	—	50	—
Net income	$937	$1,002	$1,750	$3,183
Basic net income per common share	$0.06	$0.07	$0.12	$0.22
Diluted net income per common share	$0.06	$0.07	$0.11	$0.21
Weighted-average shares used in the calculation of basic net income per common share	15,005	14,396	14,860	14,289
Weighted-average shares used in the calculation of diluted net income per common share	15,606	14,975	15,477	14,842

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2005	15,104	$15	$133,003	$(70,384)	$284	465	$(2,781)	$60,137
Proceeds from exercise of stock options	309		1,316					1,316
Proceeds from exercise of warrants	80		440					440
Issuance of stock options			103					103
Comprehensive income:
Net income				1,750				1,750
Loss from foreign currency translation					(19)			(19)
Total comprehensive income								1,731
Balance at December 31, 2005	15,493	$15	$134,862	$(68,634)	$265	465	$(2,781)	$63,727

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2005	December 31, 2004
Operating activities:
Net income	$1,750	$3,183
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,534	1,488
Provision for (recovery of) doubtful accounts	281	(1,510)
Changes in deferred liabilities	(158)	(159)
Stock compensation expense	103	6
Unrealized loss on available-for-sale securities	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(4,363)	(4,737)
Inventories	(4,271)	(7,097)
Prepaid expenses and other current assets	(123)	251
Other assets	16	(1)
Accounts payable	6,077	5,699
Deferred revenue	(2,294)	1,679
Accrued payroll and related fringe benefits	549	281
Other accrued expenses	(143)	364
Net cash used in operating activities	(1,042)	(556)
Investing activities:
Purchases of fixed assets	(993)	(1,517)
Restricted cash	—	(581)
Net cash used in investing activities	(993)	(2,098)
Financing activities:
Proceeds from exercise of stock options	1,316	369
Proceeds from exercise of warrants	440	962
Proceeds from sale of common stock in connection with employee stock purchase plan	—	78
Net cash provided by financing activities	1,756	1,409
Effect of foreign currency translation on cash	(20)	33
Net decrease in cash and cash equivalents	(299)	(1,212)
Cash and cash equivalents at beginning of period	25,609	28,252
Cash and cash equivalents at end of period	$25,310	$27,040

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2005 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation (‘‘GNSC’’), and Globecomm Systems Europe Limited (collectively, the ‘‘Company’’). All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (‘‘SAB 104’’), Revenue Recognition, for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company's standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company's long-term complex production-type projects. Revenue is recognized on the Company's standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the system, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the system. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.

The Company recognizes revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for its non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customer’s satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customer’s ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventory balances in the accompanying consolidated balance sheets.

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contracted losses are recognized, as they become known.

Revenues from data communications services are derived primarily from satellite communication services. These revenues are recognized ratably over the period in which services are provided. Payments received in advance of providing services are deferred until the period such services are provided and are presented as deferred revenues in the accompanying consolidated balance sheets.

Costs from Ground Segment Systems, Networks and Enterprise Solutions

Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries.

Costs from Data Communications Services

Costs from data communications services relating to satellite communication services consist primarily of satellite space segment charges, Internet connectivity fees, voice termination costs and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Center, on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation.

Research and Development

Research and development expenditures are expensed as incurred.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (‘‘SFAS 123R’’). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25 (‘‘APB 25’’), Accounting for Stock Issued to Employees. This requires the Company to adopt the fair value model for recognizing compensation expense for employee stock options, and has the effect of reducing the Company’s reported net income and net income per share.

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

The following table details the effect on net income and earnings per share had stock-based compensation expense for the stock options been recorded in the three and six months ended December 31, 2004 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the three and six months ended December 31, 2005 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS 123R. These amounts for the three and six months ended December 31, 2005 are included in the table below only to provide details for a comparative presentation to the three and six months ended December 31, 2004.

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands, except per share data)
Reported net income	$937	$1,002	$1,750	$3,183
Stock compensation expense determined under fair value method	—	(352)	—	(775)
Pro-forma net income	$937	$650	$1,750	$2,408
Reported basic net income per common share	$0.06	$0.07	$0.12	$0.22
Reported diluted net income per common share	$0.06	$0.07	$0.11	$0.21
Pro-forma basic net income per common share	$0.06	$0.05	$0.12	$0.17
Pro-forma diluted net income per common share	$0.06	$0.04	$0.11	$0.16

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the six months ended December 31, 2005 that would result in any goodwill impairment.

Comprehensive Income

Comprehensive income for the three and six months ended December 31, 2005 of approximately $927,000 and $1,731,000, respectively, includes a foreign currency translation loss of approximately $10,000 and $19,000, respectively. Comprehensive income for the three and six months ended December 31, 2004 of approximately $1,104,000 and $3,264,000, respectively, includes a foreign currency translation gain of approximately $105,000 and $84,000 and an unrealized loss on available-for-sale securities of approximately $3,000.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the six months ended December 31, 2005 and the year ended June 30, 2005, due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $38,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company’s combined state tax return.

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

2.     Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended December 31, 2005 and 2004, excludes the effect of approximately 2,189,000, and 2,483,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive. Diluted net income per share for the six months ended December 31, 2005 and 2004, excludes the effect of approximately 2,207,000, and 2,530,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3.     Inventories

Inventories consist of the following:

	December 31, 2005 (Unaudited)	June 30, 2005
	(In thousands)
Raw materials and component parts	$114	$111
Work-in-progress	18,846	15,485
	18,960	15,596
Less progress payments	1,807	2,710
	$17,153	$12,886

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

The following is the Company’s business segment information for the three and six months ended December 31, 2005 and 2004 and as of December 31, 2005 and June 30, 2005:

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$22,602	$24,929	$46,085	$46,635
Data communications services	7,421	5,408	14,325	10,163
Intercompany eliminations	(111)	(1,109)	(922)	(2,111)
Total revenues	$29,912	$29,228	$59,488	$54,687
Income from operations:
Ground segment systems, networks and enterprise solutions	$518	$781	$921	$3,002
Data communications services	204	85	315	(32)
Interest income	227	92	456	165
Gain on sale of investment	—	40	—	40
Intercompany eliminations	18	4	108	8
Income before income taxes	$967	$1,002	$1,800	$3,183
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$292	$304	$584	$607
Data communications services	493	444	986	889
Intercompany eliminations	(18)	(4)	(36)	(8)
Total depreciation and amortization	$767	$744	$1,534	$1,488
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$208	$160	$379	$193
Data communications services	137	730	614	1,324
Total expenditures for long-lived assets	$345	$890	$993	$1,517

	December 31, 2005 (Unaudited)	June 30, 2005
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$146,685	$139,117
Data communications services	15,407	13,712
Intercompany eliminations	(68,112)	(66,451)
Total assets	$93,980	$86,378

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets and our dependence on a limited number of contracts for a high percentage of our revenues. These risks and others are more fully described in the ‘‘Risk Factors’’ section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. It is also affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts.

Our business had been adversely affected by the global economic slowdown from 2000 – 2004 and, in particular, the significant challenges which faced the telecommunications industry worldwide. We continue to see improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace. However, some of the adverse consequences of the downturn continue to impact our business based upon the inability of some of our government and non-governmental customers and prospects to raise capital to fund projects, particularly, in developing countries.

We currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Also, we conduct a substantial portion of our business in developing countries. Hostilities in Afghanistan, or in connection with any armed conflict affecting areas where our customers are located, may impact our performance on these contracts, and consequently our results of operations.

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

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from data communications services consist primarily of satellite space segment charges, Internet connectivity fees, voice termination costs and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 (‘‘SAB 104’’), Revenue Recognition, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer's contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.

We recognize revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customer’s satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customer’s ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventories balance.

The timing of our revenue recognition is primarily driven by achieving shipment, final acceptance or other contractual milestones. Project risks including project complexity, political and economic instability in certain regions in which we operate, export restrictions, tariffs, licenses and other trade barriers which may result in the delay of the achievement of revenue milestones. A delay in achieving a revenue milestone may negatively impact our results of operations.

Costs from Ground Segment Systems, Networks and Enterprise Solutions

Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. Typically, these contracts are fixed price projects. We use estimates of the costs applicable to various elements which we believe are reasonable. Our estimates, are assessed continually during the term of these contracts and costs are subject to revisions as the contract progresses to completion. These estimates are subjective based on management assessment of project risk. These risks may include project complexity and political and economic instability in certain regions in which we operate. Revision in cost estimates are reflected in the period in which they become known. A significant revision in an estimate may negatively impact our results of operation. In the event an estimate indicates that a loss will be incurred at completion, we record the loss as it becomes known.

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows based upon management estimates of the data communication services segment. There have been no events during the six months ended December 31, 2005 that would result in any goodwill impairment.

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

Results of Operations

Three and Six Months Ended December 31, 2005 and 2004

Revenues from Ground Segment Systems, Networks and Enterprise Solutions. Revenues decreased by $2.1 million, or 8.5%, to $22.6 million for the three months ended December 31, 2005 and decreased by $0.7 million, or 1.4%, to $45.6 million for the six months ended December 31, 2005, compared to $24.7 million and $46.3 million for the three and six months ended December 31, 2004, respectively. The decrease in revenues was mainly due to a customer delaying a shipment milestone on a project and a reduction in sales at Globecomm Systems Europe Limited.

Revenues from Data Communication Services. Revenues increased by $2.8 million, or 61.1%, to $7.3 million for the three months ended December 31, 2005 and increased by $5.5 million, or 64.9%, to $13.9 million for the six months ended December 31, 2005, compared to $4.5 million and $8.4 million for the three and six months ended December 31, 2004, respectively. The increase was primarily due to the increase in voice over Internet protocol (VoIP), video broadcast, and managed network service offerings.

Costs from Ground Segment Systems, Networks and Enterprise Solutions. Costs from ground segment systems, networks and enterprise solutions decreased by $2.3 million, or 11.0%, to $18.7 million for the three months ended December 31, 2005 and decreased by $0.8 million, or 2.2% to $38.2 million for the six months ended December 31, 2005, compared to $21.0 million and $39.1 million for the three and six months ended December 31, 2004, respectively. Costs as a percentage of related revenues decreased to 82.7% and 83.8% for the three and six months ended December 31, 2005 compared to 85.1% and 84.4% for the three and six months ended December 31, 2004, respectively. The decrease is primarily driven by the decrease in revenue offset by a non-recurring cost recovery related to a settlement with a large customer of $0.5 million and $0.9 million for the three and six months ended December 31, 2004. The decrease as a percentage of sales was mainly attributable to the increased margin on revenues related to the U.S. Government and government related entities projects in six months ended December 31, 2005, partially offset by the non-recurring cost recovery related to a settlement with a large customer of $0.5 million and $0.9 million for the three and six months ended December 31, 2004.

Costs from Data Communications Services. Costs from data communications services increased by $2.4 million, or 65.4%, to $6.1 million for the three months ended December 31, 2005 and increased by $4.8 million, or 69.5%, to $11.7 million for the six months ended December 31, 2005, compared to $3.7 million and $6.9 million for the three and six months ended December 31, 2004, respectively. The increase is a result of additional voice termination costs for the VoIP service and space segment costs required for our video broadcast and managed network service offerings in connection with the increase in service levels indicated by our growth in revenue.

Selling and Marketing. Selling and marketing expenses increased by $0.2 million, or 16.8%, to $1.6 million for the three months ended December 31, 2005 and increased by $0.6 million, or 22.6%, to $3.1 million for the six months ended December 31, 2005, compared to $1.4 million and $2.6 million for the three and six months ended December 31, 2004, respectively. The increase in selling and marketing costs is a result of an increase in consulting fees and increased salary and salary related expenses for additional marketing personnel.

Research and Development. Research and development expenses remained consistent at $0.2 million for the three months ended December 31, 2005 and 2004, and decreased by $0.2 million, or 42.8%, to $0.3 million for the six months ended December 31, 2005, compared to $0.5 million for the six months ended December 31, 2004. The decrease was principally due to costs associated with product research efforts in remote video monitoring systems in the six months ended December 31, 2004, which did not reoccur in the 2005 period.

General and Administrative. General and administrative expenses increased by $0.5 million, or 23.0%, to $2.6 million for the three months ended December 31, 2005 and increased by $2.1 million, or 77.9%, to $4.8 million for the six months ended December 31, 2005, compared to $2.1 million and $2.7 million for the three and six months ended December 31, 2004, respectively. In the three and six months ended December 31, 2005, the increase in general and administrative expenses was due to an increase in the provision for doubtful accounts due to increased business levels in data communication services, compensation expense related to the annual automatic director option grant based on the adoption of SFAS 123R, and an increase in salary and related fringes due to an increase in headcount and the reinstatement of the 401k match by the Company in January 2005. In addition, for the six months ended December 31, 2005, the increase was primarily due to a bad debt recovery of

$1.5 million related to a settlement agreement reached with a customer in the three months ended September 30, 2004, which did not reoccur in the 2005 period.

Interest Income. Interest income increased by $0.1 million, or 146.7%, to $0.2 million for the three months ended December 31, 2005 and increased by $0.3 million, or 176.4%, to $0.5 million for the six months ended December 31, 2005, compared to $0.1 million and $0.2 million for the three and six months ended December 31, 2004, respectively, as a result of increased interest rates.

Liquidity and Capital Resources

At December 31, 2005, we had working capital of $40.5 million, including cash and cash equivalents of $25.3 million, net accounts receivable of $26.8 million, inventories of $17.2 million, prepaid expenses and other current assets of $1.0 million, offset by $21.6 million in accounts payable, $3.3 million in deferred revenues and $4.9 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the six months ended December 31, 2005 was $1.0 million, which primarily related to an increase in accounts receivable of $4.4 million due to an increase in revenue in data communication services and the the timing of billings and collections from customers, an increase in inventory of $4.3 million due to timing of shipments of certain jobs and a reduction in progress payments on long term contracts, a decrease in deferred revenue of $2.3 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, offset by an increase in accounts payable of $6.1 million relating to the increase in revenues and inventories and the timing of vendor payments, net income of $1.8 million, a non-cash item representing depreciation and amortization expense of $1.5 million primarily related to the network operations center and satellite earth station equipment, and an increase in accrued payroll and related fringe benefits of $0.5 million relating to the reinstatement of the 401k match by the Company in January 2005.

Net cash used in investing activities during the six months ended December 31, 2005 was $1.0 million, which related to the purchase of $1.0 million of fixed assets for our network operations center, primarily related to the video broadcast and VoIP service offerings.

Net cash provided by financing activities during the six months ended December 31, 2005 was $1.8 million, which related to $1.3 million of proceeds from the exercise of stock options and $0.4 million of proceeds from the exercise of warrants.

We have a credit agreement in place which provides for a working capital credit facility of up to $20.0 million, which expires in November 2006. The line of credit bears interest at the prime rate, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under the line of credit. In addition, the credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at December 31, 2005. As of December 31, 2005, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $12.6 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2009. Future minimum lease payments due on these leases through December 31, 2006 are approximately $7.0 million.

At December 31, 2005, we had contractual obligations and commercial commitments as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$11,876	$7,044	$4,825	$7	$—
		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby letters of credit	$12,620	$4,434	$8,186	$—	$—

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may experience negative cash flows due to quarter to quarter operating performance.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 31, 2006. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. In particular, we currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State ofAfghanistan. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers. Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At December 31, 2005, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4. Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) or in other factors during the fiscal quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with four customers to provide equipment and services, from which we expect to generate a significant portion of our future revenues. We derived 58% of our revenues in the three months ended December 31, 2005 from four customers. Also, we conduct a substantial proportion of our business in developing countries. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

GNSC’s future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. GNSC has had, and we expect will continue to have, cash requirements, which have decreased and will continue to decrease our cash resources. If GNSC does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed. In addition, significant capital expenditures have been required as we have built our VoIP and video broadcast service offerings. If our VoIP and video broadcast service offerings are not accepted, or if the market fails to grow, we cannot assure you that we will be able to realize an appropriate return on these capital expenditures.

In the event of a catastrophic loss affecting our operations in Hauppauge, New York our results of operations would be harmed.

GNSC revenues and results of operations are dependant on the infrastructure of the Network Operations Center and the International Teleport at our headquarters in Hauppauge, New York. A catastrophic event to this facility or to the infrastructure of the surrounding area would result in significant delays in restoring a majority of the data communications services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would negatively impact our ability to sell our ground segment systems and networks. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.

Our markets are highly competitive and we have many established competitors, and we may lose market share as a result.

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators, like ITT, Data Path, and SED Systems, and (2) equipment manufacturers which also provide integrated systems, like General Dynamics, Andrew Corporation, Viasat, Alcatel and ND Satcom AG.

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

Although we have recently been profitable, we have incurred significant net losses in the past. As of December 31, 2005 our accumulated deficit was $68.6 million. Our ability to maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. In the past, we have incurred significant negative cash flows, which may reoccur if our business plan is not successful. Also, if we are unable to sustain or increase our profits on a quarterly or annual basis in the future or if our business undergoes a period of rapid growth, our operating cash flows may be negatively impacted.

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

Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg and Kenneth Miller are key to our success based upon their individual knowledge of the markets in which we operate. The employment of any of our key personnel could cease at any time.

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

We depend on our suppliers, some of which are limited sources of supply, and the loss of these suppliers could materially adversely affect our business, results of operations and financial condition.

We currently obtain most of our critical components and services from limited sources and generally do not maintain significant inventories or have long-term or exclusive supply contracts with our vendors. We have from time to time experienced delays in receiving products from vendors due to lack of availability, quality control or manufacturing problems, shortages of materials or components or product design difficulties. We may experience delays in the future and replacement services or products may not be available when needed, or at all, or at commercially reasonable rates or prices. If we were to change some of our vendors, we would have to perform additional testing procedures on the service or product supplied by the new vendors, which would prevent or delay the availability of our products and services. Furthermore, our costs could increase significantly if we need to change vendors. If we do not receive timely deliveries of quality products and services, or if there are significant increases in the prices of these products or services, it could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2006. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures or acquisition of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From January 1, 2005 through December 31, 2005, our stock price ranged from a low of $5.09 per share to a high of $8.44 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the ‘‘FCC Act’’), and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and are required to maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

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

Regulation of the Internet

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, including but not limited to privacy regulations in numerous European countries and content restrictions in countries such as the People’s Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, court jurisdiction and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

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

Foreign Ownership

We may, in the future, be required to seek FCC or other government approval if foreign ownership of our stock exceeds the specified criteria. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC, or denial of certain contracts from other United States Government Agencies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Matters voted upon at the Annual Meeting of stockholders held on November 17, 2005 and the results of the voting were as follows:

(i)	The following individuals were elected by the Stockholders to serve as Directors:

Board Member	For	Withheld
Richard E. Caruso	13,977,449	83,030
David E. Hershberg	13,977,249	83,230
Harry L. Hutcherson, Jr.	13,977,449	83,030
Brian T. Maloney	13,951,573	108,906
Kenneth A. Miller	13,977,349	83,130
Jack A. Shaw	13,867,723	192,756
A. Robert Towbin	13,932,969	127,510
C.J. Waylan	13,977,449	83,030

(ii)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2006 was voted upon as follows: 14,037,342 shares for; 17,803 shares against; and 5,334 shares abstaining.

Item 5.	Other Information

None

Item 6.	Exhibits

Index to Exhibits:

Exhibit No.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a− 14 and 15d− 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC.

(Registrant)

Date: February 9, 2006	/s/ DAVID E. HERSHBERG

David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2006	/s/ ANDREW C. MELFI

Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a− 14 and 15d− 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).