Form 10-Q
period 2006-03-31
GLOBECOMM SYSTEMS INC
filed 2006-05-10
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 4, 2006, there were 15,186,373 shares of the Registrant’s common stock, $0.001 par value, outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,680	$25,609
Accounts receivable, net	21,779	22,700
Inventories	16,872	12,886
Prepaid expenses and other current assets	984	858
Deferred income taxes	38	38
Total current assets	65,353	62,091
Fixed assets, net	15,091	16,050
Goodwill	7,204	7,204
Other assets	960	1,033
Total assets	$88,608	$86,378
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,152	$15,550
Deferred revenues	2,966	5,563
Accrued payroll and related fringe benefits	1,610	1,671
Other accrued expenses	2,470	2,471
Deferred liabilities	316	316
Total current liabilities	22,514	25,571
Deferred liabilities, less current portion	432	670
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2006 and June 30, 2005	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 15,637,824 at March 31, 2006 and 15,103,587 at June 30, 2005	16	15
Additional paid-in capital	135,543	133,003
Accumulated deficit	(67,395)	(70,384)
Accumulated other comprehensive income	279	284
Treasury stock, at cost, 465,351 shares at March 31, 2006 and June 30, 2005	(2,781)	(2,781)
Total stockholders’ equity	65,662	60,137
Total liabilities and stockholders' equity	$88,608	$86,378

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Revenues from ground segment systems, networks and enterprise solutions	$23,735	$23,443	$69,358	$69,722
Revenues from data communications services	7,306	4,741	21,171	13,149
Total revenues	31,041	28,184	90,529	82,871
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	19,616	19,520	57,842	58,595
Costs from data communications services	5,873	4,186	17,584	11,094
Selling and marketing	1,871	1,476	5,000	4,028
Research and development	268	231	538	703
General and administrative	2,379	2,463	7,187	5,165
Total costs and operating expenses	30,007	27,876	88,151	79,585
Income from operations	1,034	308	2,378	3,286
Interest income	247	121	703	286
Gain on sale of investment	—	—	—	40
Gain on sale of available-for-sale securities	—	132	—	132
Income before income taxes	1,281	561	3,081	3,744
Provision for income taxes	42	—	92	—
Net income	$1,239	$561	$2,989	$3,744
Basic net income per common share	$0.08	$0.04	$0.20	$0.26
Diluted net income per common share	$0.08	$0.04	$0.19	$0.25
Weighted-average shares used in the calculation of basic net income per common share	15,098	14,517	14,940	14,363
Weighted-average shares used in the calculation of diluted net income per common share	15,682	15,143	15,547	14,938

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2005	15,104	$15	133,003	$(70,384)	$284	465	$(2,781)	$60,137
Proceeds from exercise of stock options	454	1	1,995					1,996
Proceeds from exercise of warrants	80		440					440
Issuance of stock options			105					105
Comprehensive income:
Net income				2,989				2,989
Loss from foreign currency translation					(5)			(5)
Total comprehensive income								2,984
Balance at March 31, 2006	15,638	$16	$135,543	$(67,395)	$279	465	$(2,781)	$65,662

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2006	March 31, 2005
Operating activities:
Net income	$2,989	$3,744
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,287	2,257
Provision for (recovery of) doubtful accounts	379	(1,413)
Changes in deferred liabilities	(238)	(238)
Stock compensation expense	105	6
Gain on sale of available-for-sale securities	—	(132)
Gain on sale of investment	—	(40)
Changes in operating assets and liabilities:
Accounts receivable	526	(7,664)
Inventories	(3,991)	(5,473)
Prepaid expenses and other current assets	(126)	385
Other assets	73	71
Accounts payable	(368)	2,517
Deferred revenue	(2,586)	1,343
Accrued payroll and related fringe benefits	(61)	179
Other accrued expenses	—	439
Net cash used in operating activities	(1,011)	(4,019)
Investing activities:
Purchases of fixed assets	(1,332)	(2,256)
Restricted cash	—	(1,953)
Proceeds from sale of available-for-sale securities	—	330
Net cash used in investing activities	(1,332)	(3,879)
Financing activities:
Proceeds from exercise of stock options	1,996	676
Proceeds from exercise of warrants	440	1,306
Proceeds from sale of common stock in connection with employee stock purchase plan	—	78
Net cash provided by financing activities	2,436	2,060
Effect of foreign currency translation on cash	(22)	19
Net increase (decrease) in cash and cash equivalents	71	(5,819)
Cash and cash equivalents at beginning of period	25,609	28,252
Cash and cash equivalents at end of period	$25,680	$22,433

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2006, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company (as defined below) for the fiscal year ended June 30, 2005 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2005.

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

The following table details the effect on net income and earnings per share had stock-based compensation expense for the stock options been recorded in the three and nine months ended March 31, 2005 based on the fair-value method under SFAS 123.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Reported net income	$561	3,744
Stock compensation expense determined under fair value method	(536)	(1,312)
Pro-forma net income	$25	2,432
Reported basic net income per common share	$0.04	0.26
Reported diluted net income per common share	$0.04	0.25
Pro-forma basic net income per common share	$0.00	0.17
Pro-forma diluted net income per common share	$0.00	0.16

As of March 31, 2006, there was approximately $112,000 of unrecognized compensation cost related to non-vested stock-based compensation. The cost is expected to be recognized over a weighted-average period of 3.9 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the nine months ended March 31, 2006 that would result in any goodwill impairment.

Comprehensive Income

Comprehensive income for the three and nine months ended March 31, 2006 of approximately $1,253,000 and $2,984,000, respectively, includes a foreign currency translation gain (loss) of approximately $14,000 and ($5,000), respectively. Comprehensive income for the three and nine months ended March 31, 2005 of approximately $490,000 and $3,754,000, respectively, includes a foreign currency translation (loss) gain of approximately ($74,000) and $10,000, respectively, and the reversal of an unrealized loss on available-for-sale securities of approximately $3,000 in the three months ended March 31, 2005.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the nine months ended March 31, 2006 and the year ended June 30, 2005, due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $38,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company’s combined state tax return.

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

2.     Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended March 31, 2006 and 2005, excludes the effect of approximately 1,945,000, and 2,580,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive. Diluted net income per share for the nine months ended March 31, 2006 and 2005, excludes the effect of approximately 1,948,000, and 2,618,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3.     Inventories

Inventories consist of the following:

	March 31, 2006 (Unaudited)	June 30, 2005
	(In thousands)
Raw materials and component parts	$128	$111
Work-in-progress	18,907	15,485
	19,035	15,596
Less progress payments	(2,163)	(2,710)
	$16,872	$12,886

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

The following is the Company’s business segment information for the three and nine months ended March 31, 2006 and 2005 and as of March 31, 2006 and June 30, 2005:

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$23,825	$24,011	$69,910	$70,646
Data communications services	7,844	5,376	22,169	15,539
Intercompany eliminations	(628)	(1,203)	(1,550)	(3,314)
Total revenues	$31,041	$28,184	$90,529	$82,871
Income (loss) from operations:
Ground segment systems, networks and enterprise solutions	$528	$577	$1,449	$3,579
Data communications services	488	(275)	803	(307)
Interest income	247	121	703	286
Gain on sale of investment	—	—	—	40
Gain on sale of available-for-sale Securities	—	132	—	132
Intercompany eliminations	18	6	126	14
Income before income taxes	$1,281	$561	$3,081	$3,744
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$313	$271	$896	$879
Data communications services	458	503	1,445	1,392
Intercompany eliminations	(18)	(6)	(54)	(14)
Total depreciation and amortization	$753	$768	$2,287	$2,257
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$139	$86	$519	$279
Data communications services	199	693	813	2,019
Intercompany eliminations	—	(42)	—	(42)
Total expenditures for long-lived assets	$338	$737	$1,332	$2,256

	March 31, 2006 (Unaudited)	June 30, 2005
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$142,644	$139,117
Data communications services	13,943	13,712
Intercompany eliminations	(67,979)	(66,451)
Total assets	$88,608	$86,378

5.     Related Party Transaction

In January 2003, the Company entered into a letter agreement with an individual who is a former executive officer and current employee of the Company, pursuant to which the Company consolidated the then outstanding loans and advances receivable from such individual into a promissory note of approximately $321,000. Under the terms of the letter agreement the Company agreed to forgive the outstanding principal and interest amounts due on the promissory note in five annual installments, so long as the former executive officer remains an employee. In March 2006, the Company forgave the third installment of approximately $71,000. The remaining balance at March 31, 2006 was approximately $129,000.

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

Since our products and services are often sold into areas of the world which do not have fiber optic land-based networks, a substantial portion of our revenues are derived from, and are expected to continue to be derived from, developing countries. These countries carry with them more enhanced risks of doing business than in developed areas of the world, including the possibility of armed conflicts or the risk that more advanced land-based telecommunications will be implemented over time.

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

Costs from Ground Segment Systems, Networks and Enterprise Solutions

Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. Typically, these contracts are fixed price projects. We use estimates of the costs applicable to various elements which we believe are reasonable. Our estimates, are assessed continually during the term of these contracts and costs are subject to revisions as the contract progresses to completion. These estimates are subjective based on management assessment of project risk. These risks may include project complexity and political and economic instability in certain regions in which we operate. Revisions in cost estimates are reflected in the period in which they become known. A significant revision in an estimate may negatively impact our results of operations. In the event an estimate indicates that a loss will be incurred at completion, we record the loss as it becomes known.

Goodwill Impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows based upon management estimates of the data communication services segment. There have been no events during the nine months ended March 31, 2006 that would result in any goodwill impairment.

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

Results of Operations

Three and Nine Months Ended March 31, 2006 and 2005

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues increased by $0.3 million, or 1.2%, to $23.7 million for the three months ended March 31, 2006 and decreased by $0.4 million, or 0.5%, to $69.4 million for the nine months ended March 31, 2006, compared to $23.4 million and $69.7 million for the three and nine months ended March 31, 2005, respectively. The decrease in revenues for the nine months ended March 31, 2006 was primarily due to the reduction in sales at Globecomm Systems Europe Limited.

Revenues from Data Communication Services.    Revenues increased by $2.6 million, or 54.1%, to $7.3 million for the three months ended March 31, 2006 and increased by $8.0 million, or 61.0%, to $21.2 million for the nine months ended March 31, 2006, compared to $4.7 million and $13.1 million for the three and nine months ended March 31, 2005, respectively. The increase was primarily due to the increase in voice over Internet protocol (VoIP), and managed network service offerings. The increase in revenue and corresponding increase in gross margin in the data communication services segment has been a key driver in the increase in our consolidated revenues. The future relationship between the revenue growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $0.1 million, or 0.5%, to $19.6 million for the three months ended March 31, 2006 and decreased by $0.8 million, or 1.3% to $57.8 million for the nine months ended March 31, 2006, compared to $19.5 million and $58.6 million for the three and nine months ended March 31, 2005, respectively. Costs as a percentage of related revenues decreased to 82.6% and 83.4% for the three and nine months ended March 31, 2006 compared to 83.3% and 84.0% for the three and nine months ended March 31, 2005, respectively. The decrease as a percentage of sales was mainly attributable to the higher margin on revenues related to the U.S. Government and government related entities projects in the nine months ended March 31, 2006. The higher margin was partially offset by the non-recurring cost recovery related to a settlement with a large customer of $0.5 million and $0.9 million for the three and nine months ended March 31, 2005.

Costs from Data Communications Services.    Costs from data communications services increased by $1.7 million, or 40.3%, to $5.9 million for the three months ended March 31, 2006 and increased by $6.5 million, or 58.5%, to $17.6 million for the nine months ended March 31, 2006, compared to $4.2 million and $11.1 million for the three and nine months ended March 31, 2005, respectively. The increase is a result of additional voice termination costs for the VoIP service and space segment costs required for our managed network service offerings in connection with the increase in service levels reflected in our growth in revenues.

Selling and Marketing.    Selling and marketing expenses increased by $0.4 million, or 26.8%, to $1.9 million for the three months ended March 31, 2006 and increased by $1.0 million, or 24.1%, to $5.0 million for the nine months ended March 31, 2006, compared to $1.5 million and $4.0 million for the three and nine months ended March 31, 2005, respectively. The increase in selling and marketing costs is a result of an increase in consulting fees and increased salary and salary related expenses for additional marketing personnel related to penetrating existing and new markets.

Research and Development.    Research and development expenses increased by $0.1 million, or 15.8%, to $0.3 million for the three months ended March 31, 2006 and decreased by $0.2 million, or 23.5%, to $0.5 million for the nine months ended March 31, 2006, compared to $0.2 million and $0.7 million for the three and nine months ended March 31, 2005, respectively. The decrease was principally due to costs associated with product research efforts in remote video monitoring systems in the nine months ended March 31, 2005, which did not reoccur in the 2006 period.

General and Administrative.    General and administrative expenses decreased by $0.1 million, or 3.4%, to $2.4 million for the three months ended March 31, 2006 and increased by $2.0 million, or 39.1%, to $7.2 million for the nine months ended March 31, 2006, compared to $2.5 million and $5.2 million for the three and nine months ended March 31, 2005, respectively. The decrease in the three months ended March 31, 2006 was primarily due to termination costs incurred in the three months ended March 31, 2005 which did not reoccur in the 2006 period. The increase in the nine months ended March 31, 2006 was primarily due to a bad debt recovery of $1.5 million related to a settlement agreement reached with a customer in the three months ended September 30, 2004, which did not reoccur in the 2006 period, an increase in the provision for doubtful accounts due to increased business levels in data communication services, compensation expense related to the annual automatic director option grant based on the adoption of SFAS 123R, and an increase in salary and related fringes due to an increase in headcount and the reinstatement of the 401k match by the Company in January 2005.

Interest Income.    Interest income increased by $0.1 million, or 104.1%, to $0.2 million for the three months ended March 31, 2006 and increased by $0.4 million, or 145.8%, to $0.7 million for the nine months ended March 31, 2006, compared to $0.1 million and $0.3 million for the three and nine months ended March 31, 2005, respectively, as a result of increased interest rates.

Gain on Sale of Available-for-Sale Securities.    The gain on sale of available-for-sale securities of $0.1 million for the three and nine months ended March 31, 2005, related to the sale of an investment that resulted in proceeds of $0.3 million in the nine months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had working capital of $42.8 million, including cash and cash equivalents of $25.7 million, net accounts receivable of $21.8 million, inventories of $16.9 million, prepaid expenses and other current assets of $1.0 million, offset by $15.2 million in accounts payable, $3.0 million in deferred revenues and $4.4 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the nine months ended March 31, 2006 was $1.0 million, which primarily related to an increase in inventory of $4.0 million due to timing of shipments of certain projects and a reduction in progress payments on long term contracts, a decrease in deferred revenue of $2.6 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, offset by net income of $3.0 million, a non-cash item representing depreciation and amortization expense of $2.3 million primarily related to the Network Operations Center and satellite earth station equipment, and a decrease in accounts receivable of $0.5 million due to the timing of billings and collections from customers.

Net cash used in investing activities during the nine months ended March 31, 2006 was $1.3 million, which related to the purchase of $1.3 million of fixed assets for our Network Operations Center, primarily related to the video broadcast and VoIP service offerings.

Net cash provided by financing activities during the nine months ended March 31, 2006 was $2.4 million, which related to $2.0 million of proceeds from the exercise of stock options and $0.4 million of proceeds from the exercise of warrants.

We have a credit agreement in place which provides for a working capital credit facility of up to $20.0 million, which expires in November 2006. The line of credit bears interest at the prime rate, and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under the line of credit. In addition, the credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at March 31, 2006. As of March 31, 2006, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $15.3 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2011. Future minimum lease payments due on these leases through March 31, 2007 are approximately $8.5 million.

At March 31, 2006, we had contractual obligations and commercial commitments as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$13,849	$8,489	$4,913	$447	$—

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Standby letters of credit	$15,337	$6,775	$8,562	$—	$—

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may experience negative cash flows due to quarter to quarter operating performance.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2007. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. In particular, we currently have two significant contracts with the Ministry of Communication of the Islamic Transitional State of Afghanistan. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At March 31, 2006, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4. Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Exchange Act) or in other factors during the fiscal quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with four customers to provide equipment and services, from which we expect to generate a significant portion of our future revenues. We derived 26% of our revenues in the three months ended March 31, 2006 from two customers. Also, we conduct a substantial proportion of our business in developing countries. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

If GNSC does not continue to execute its business strategy or if the market for its services fails to develop or develops more slowly than we expect, our results of operations will be harmed.

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

Although we have recently been profitable, we have incurred significant net losses in the past and continue to recognize negative cash flows from operations. As of March 31, 2006 our accumulated deficit was $67.3 million. Our ability to maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. In the past, we have incurred significant negative cash flows, which may reoccur if our business plan is not successful. Also, if we are unable to sustain or increase our profits on a quarterly or annual basis in the future or if our business undergoes a period of rapid growth, our operating cash flows may be negatively impacted.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least March 31, 2007. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures or acquisition of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From April 1, 2005 through March 31, 2006, our stock price ranged from a low of $5.09 per share to a high of $8.44 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

GLOBECOMM SYSTEMS INC.

(Registrant)

Date: May 10, 2006	/s/ DAVID E. HERSHBERG

David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	/s/ ANDREW C. MELFI

Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).