Form 10-K
period 2006-06-30
GLOBECOMM SYSTEMS INC
filed 2006-09-13
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-22839

GLOBECOMM SYSTEMS INC.
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3225567 (I.R.S. Employer Identification No.)
45 Oser Avenue, Hauppauge, NY (Address of principal executive offices)	11788 (Zip Code)

Registrant's telephone number, including area code: (631) 231-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes No

Based on the closing sale price on the Nasdaq Global Market on December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the ‘‘Common Stock’’) held by non-affiliates of the registrant on such date was approximately $88.0 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.

As of September 11, 2006, there were 15,212,511 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Globecomm Systems Inc. relative to the 2006 Annual Meeting of Stockholders to be held on November 16, 2006, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

Globecomm Systems Inc., or Globecomm, was incorporated in Delaware in August 1994. We provide end-to-end value-added satellite-based communication products, services and solutions by leveraging our core satellite ground segment systems and network capabilities, with the satellite communication services capabilities that are provided by our wholly-owned subsidiary, Globecomm Network Services Corp. (‘‘GNSC’’).

The products and services we offer include: pre-engineered systems, systems design and integration services, managed network services and life cycle support services. To provide these products and services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. These customers are communications service providers, commercial enterprises, media and content broadcasters and government and government related entities. Our business is global, and we derive much of our revenue from developing countries.

Our solutions business is built on the foundation of our core business as a supplier of ground segment systems and networks for satellite-based communications. We provide these ground segment systems and networks on a contract basis. We provide end to end value added satellite-based communication solutions by combining ground segment systems and networks with managed network services and life cycle support services. These solutions include the necessary hardware and software to support a wide range of network applications using satellite, broadcast and terrestrial technologies.

Products, Services and Solutions

We design, engineer, integrate and install satellite-based ground segment systems and network solutions for the complex and changing communications requirements of our customers. Our satellite ground segment systems typically consist of earth stations and ancillary subsystems. An earth station is an integrated system consisting of antennas, radio signal transmitting and receiving equipment, modulation/demodulation equipment, monitor and control systems and voice, data and video network interface equipment. Our complex communication network solutions may include wireless local loop, microwave links or fiber optic links for the transmission of communications traffic to a central office, video broadcast systems or ancillary equipment, such as generators for emergency power requirements. Our pre-engineered system products may be sold separately as stand-alone ground segment systems or may be used as building blocks to be integrated into a complete ground segment system or network. We believe that our pre-engineered system approach allows us to engineer our satellite ground segment systems and networks to serve client-specific service requirements rapidly, cost-effectively and efficiently with minimal site preparation. All of our earth stations are configurable to conform to applicable satellite standards. We add value to offerings by leveraging our satellite communications system expertise to package highly integrated pre-engineered systems and to design highly flexible computer-based satellite network management systems.

Our Pre-Engineered Systems

Our pre-engineered systems product line includes a line of a fixed satellite terminal products under the Summit™ brand, and mobile/transportable satellite terminal products under the Explorer™ brand. Summit satellite terminals are provided with antenna apertures from sub meter to 21 meter in diameter using pre-engineered building blocks that assure high reliability and rapid response. Explorer satellite terminals are provided with antenna apertures from sub meter to 3 meter in diameter using highly integrated electronics in order to provide ease of operation, low cost, light weight and small size.

Summit™ Modular Building Block Earth Station MBB 2001.®    This satellite terminal provides point-to-point high-capacity data links and hubs for satellite networks. Generally, all electronics are housed in an indoor equipment enclosure.

Summit™ Commercial Terminal CTF 2001.®    This family of satellite terminals encompasses a range of general purpose, medium-capacity satellite terminals, and is principally used by corporate, common carrier and government networks. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. The satellite modem is housed in an indoor equipment enclosure.

Summit™ Compact Earth Station CES 2001.®    We designed this family of digital satellite terminals to be used principally to provide limited capacity to areas with limited or no telecommunications infrastructure. These satellite terminals integrate radio frequency and satellite modem components into one antenna mounted package.

Auto-Explorer Fly-Away Satellite Terminals.    We designed this family of fly-away satellite terminals for ease of operation by non-satellite personnel by incorporating automatic satellite acquisition technology. These satellite terminals include an integrated electronics package designed to incorporate the radio frequency, monitor and control and satellite modem components into an outdoor mounted package. This family of satellite terminals is designed for use in military tactical environments and is tested and qualified for the appropriate military environmental standards.

Explorer MIL-COTS HMMV Transportable Satellite Terminals.    We designed this family of militarized transportable satellite terminals primarily for United States and international government customers. This transportable system group is comprised of transportable earth stations designed to be quickly deployed and operated anywhere in the world in military tactical environments. The latest model is a HMMWV (High-Mobility Multipurpose Wheeled Vehicle) mounted satellite terminal that incorporates the latest commercial off the shelf, or COTS, satellite equipment technology that meet the stringent requirements of military tactical operations. Our pre-engineered systems also include a line of network management systems designed for management and control of satellite terrestrial networks including equipment and systems from various manufacturers by providing flexible interface devices that can be configured to communicate with any serial or discrete monitor and control interface.

AxxSys® Network Management Systems.    We designed this family of computer-based network management systems to monitor and control satellite communication equipment and satellite terminal networks. AxxSys-based Network Management Systems provide status reporting locally or remotely and provide the ability to manage distributed satellite communications networks on a global basis. Our focus currently is on developing the next version of AxxSys based on the ‘‘.NET’’ operating system for release in fiscal 2007. Network management systems are key to simplifying operations and maintenance of satellite-based networks and, therefore, add value to the systems and networks we integrate.

SpyGlass Carrier Monitoring Systems.®    We designed this family of computer-based carrier monitoring tools for service providers who need to monitor and manage their transmissions to ensure service reliability and availability. Our SpyGlass® family of carrier monitoring tools integrates with the AxxSys Network Management System to provide ease of operation.

Our Systems Design and Integration Services

We design, integrate, install, test and commission facilities and complex networks to meet the needs of our customers. Our custom systems design and integration services are largely focused on requirements for satellite earth stations, uplink centers, broadcast centers and next generation networks. This segment of our business is based on our core engineering expertise in satellite earth stations and network design, broadcast engineering, Internet protocol network engineering and network management system design.

Our Managed Network Services

We tailor our managed network services to meet our customers' needs by offering standardized services for various communication applications. Our standardized services may be sold separately or may be used as building blocks as a part of a custom-engineered solution. We use our expertise in satellite communications, Internet protocol, communications networks and information technology in designing our custom-engineered solutions. Our managed network service offerings include Content Delivery, Internet and Data, Telephony and VSAT multi-mode solutions.

Globally, telecommunications networks are moving rapidly toward Internet protocol-based networks and services based on the lower cost of implementation and the flexibility these networks offer. Satellite-based communications complement this trend as many of the regions in the world lack the ‘‘next generation’’ terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the growth in traffic. We are a network service provider that offers ‘‘next generation’’ network services to communication service providers, commercial enterprises, broadcasters and other media and content providers and governments and government related entities around the world. We combine satellite and terrestrial communications networks to provide customers high-speed access services to the United States Internet backbone, their corporate headquarters or government offices, as well as the public switched telephone network. We are a licensed international voice carrier and have bilateral agreements with a number of international telecommunication operators for the origination and termination of voice traffic. We currently have customers for which we are providing such network services in the United States, Europe, South America, Africa, the Middle East, and Asia.

Content Delivery.    We offer a complete end-to-end solution for master control and uplinking services. This service offering provides point to multipoint content delivery of multimedia content supporting applications such as United States cable headend distribution via satellite, satellite-based program acquisition and storage and playout to support the launch of new service offerings by IPTV providers. We also operate a direct to home platform which offers niche broadcasters and BTV (Business Television) customers a flexible and cost-effective means to extend their reach. Our teleport facilities, fiber connectivity and twenty-four hour per day by seven-day per week network operations center allow us to provide ad hoc video services on a wide range of satellites.

Internet and Data.    We offer point to point and point to multipoint Internet and Data connectivity for ISPs, service providers, broadcast, government and enterprise customers. Solutions include two way satellite connectivity as well as one-way satellite connectivity with terrestrial return. Shared and Committed Information Rate services are available and all services are offered with encryption options. Our Internet access services, marketed under the Access PlusTM brand name, provide high-speed access to the United States Internet backbone. As part of this offering we provide the necessary satellite transmission services, terrestrial transit and routing services, earth stations and installation services.

Telephony.    We are a licensed operator that provides voice termination services around the world. Our voice services allow for economical voice termination and origination services. We own and operate on Cisco based gateway architectures for ubiquitous voice services. Our offering provides backbone connectivity services for service providers in order to connect public switched telephone networks to international long distance carriers through a VoIP-based satellite link. This allows service providers overseas to contract with us to act as their gateway to a large number of international carriers. We also offer hosted soft switching services for telephony providers in order to allow them to provide cellular coverage in locations otherwise not economical to connect using traditional terrestrial means. This allows telephony providers overseas to expand GSM or CDMA networks economically, or to initiate service in new service areas with a minimal capital outlay. In the United States, we provide outsourced hosted soft switch services to rural telecommunication companies that allow them to take advantage of a shared platform. We currently have a patent pending for this hosted soft switch service.

VSAT multi-mode.    We have developed a variety of very small aperture terminals, or VSAT, solutions involving the provisioning of both standard and customized two-way VSAT services for Internet access, voice services, and terrestrial network backup services. We have extended our VSAT offerings with the successful launch of a new hub in Dubai, UAE. This, coupled with our VSAT hub at our Long Island International Teleport, provides us with global VSAT coverage. The VSAT solution service line typically involves custom network design for specific customer applications. The scope of these services range widely, and the network can be serviced out of any other teleports or uplinks as appropriate.

Our Life Cycle Support Services

We provide Life Cycle Support Services for Network Monitoring and Help Desk, Installation and Maintenance Services and Professional Engineering. These services are offered as part of end-to-end solutions and as a standalone service. When sold to customers on a standalone basis, these outsourced services leverage the facilities and operations staff we have in place to provide our end-to-end solutions.

Network Monitoring and Help Desk.    This offering provides twenty-four hour per day by seven-day per week monitoring of satellite and terrestrial network systems and networks. Status and alarm monitoring coupled with our help desk services provides our customers with the ability to outsource monitoring of their networks. We provide customers with network trouble shooting and problem resolution support with escalation to technical resources on duty for problems requiring detailed technical knowledge of equipment, systems and/or networking. We utilize a Remedy based trouble ticket system to track problems through conclusion. Customized reports are issued by our Help Desk to meet our customers demand.

Installation and Maintenance.    We offer installation and maintenance services of satellite and terrestrial infrastructure at customer locations anywhere in the world. We have an established worldwide network of field technicians to provide on-site services for customer networks. These technicians enable us to provide cost-effective quick-response services for installation and required maintenance.

Professional Engineering.    Globecomm provides engineering support to support hands-on activity for co-located equipment and engineering and design support for proposal creation and network architecture design.

Solution Offerings

We have created customizable solution offerings based on our core satellite ground segment systems and our network capabilities and managed network services to serve our customers. These customizable solution offerings include:

Managed Satellite–Terrestrial Network Services.    These solutions allow customers to outsource entire satellite-terrestrial based communication networks to us. We are capable of providing a ‘‘one stop shopping’’ solution including licensing, facilities construction and operation and maintenance anywhere in the world.

Next Generation Video Broadcasts.    We provide video broadcast services to large enterprises in the United States as well as to content owners. Our value proposition includes the ability to evolve to ‘‘next generation’’ Internet protocol-based video broadcast services and high quality customer account management. We provide field services for the installation and maintenance of VSAT terminals and related facilities at customer locations anywhere in the world. We have created next generation solutions to allow our customers to evolve their networks to interactive distance learning, merchandizing, corporate communications and video on demand services.

Hybrid Satellite/ Cellular Hosted Switch.    We introduced this solution to allow the sharing of the investment in the mobile switch infrastructure and network operations expenses among many service provider customers. This solution is being offered from our Long Island International Teleport to customers in North and South America, Africa, Europe and the Middle East. We also implement base station infrastructure for our service provider customers and operate and maintain the associated cellular switching center on an outsource basis.

VoIP Packet Voice (‘‘Clear Packet’’).    This solution provides VoIP via satellite that provides toll quality (i.e., carrier class) voice services for locations where terrestrial fiber is not available or where it does not meet customer cost or quality requirements. We call these ‘‘Clear Packet’’ voice solutions because we connect at the customer’s end to a toll quality local switched voice infrastructure and we connect at our end (i.e., United States termination/origination point) to toll quality public switched infrastructure from United States carriers. We are a licensed international carrier and have negotiated agreements to terminate and originate international traffic at our Long Island International Teleport.

Disaster Recovery/Business Restoral.    We offer call center restoral solutions as a subcontractor to Agility Recovery Solutions in the United States. This provides Agility’s customers protection against communication and facility outages. Once an emergency is declared, we restore their communications services within 48 hours. We provide the satellite-terrestrial network behind Agility’s offerings and in other cases provide disaster recovery solutions directly to end customers.

Satellite-Based Terrestrial Restoral.    This solution restores communications when terrestrial-based services are interrupted. It is well suited for customers with multiple locations that currently have two terrestrial providers, one primary and one backup service. In this scenario, customers are finding that the terrestrial backup service is subject to failure at the same time the primary service fails. We have developed an Internet protocol satellite network solution to backup frame relay and other terrestrial services. This solution automatically routes traffic through the satellite backup network if the terrestrial service fails at any location in the customer’s network.

Hosted Direct to Home Broadcast Center.    We have developed solutions that provide all the functionality required for new service providers to enter the direct to home television and Internet service business with a minimal capital investment. Our facilities at the Long Island International Teleport include television program acquisition (i.e., satellite downlink acquisition, as well as terrestrial program acquisition), program coding, program multiplexing and transmission, subscriber management and conditional access as required to provide such services.

Next Generation Satellite-Based Networks.    We have developed a variety of complex ‘‘next generation’’ satellite-based networks for both countrywide intercity communications via satellite and terrestrial means, and for lower density rural communications VSAT networks. For example, in Afghanistan we have built a complex communication network to interconnect all the provincial capitals for voice, data and Internet. In addition, we are in the process of connecting over 300 small towns and villages around the country to provide VSAT service for voice and data. These complex ‘‘next generation’’ networks use Internet protocol-based network systems and equipment to provide flexibility in service creation and the ability to leverage a common communications infrastructure as the platform for all services. These projects include the engineering, integration and deployment of complete turn-key solutions comprised of Internet protocol-based microwave, cellular, broadband wireless, satellite and fiber optic networks along with international gateway access. We also provide ongoing operations and maintenance of these networks, Internet services and international voice origination and terminations services.

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

Our solutions continue to evolve based on changes in markets and technology. These solution sets position us to leverage the value in our offerings by providing one-stop shopping solutions including communications infrastructure, network services and related back office services, as required.

Sales and Marketing

We market our products and services to communications service providers, commercial enterprises, broadcasters and other media and content providers, and government and government related entities. We have structured our sales and marketing approach to respond effectively to the opportunities in these markets, as well as to the traditional ground segment systems and networks market. Our marketing activities are organized regionally, as well as on an industry-specific basis. We use both direct and indirect sales channels to market our services and products. We also focus on industry-specific markets, including government, broadcast and commercial enterprises.

Our corporate sales offices sell and market our products and services in the United States and internationally. We have a corporate sales offices in Washington D.C. to service the U.S. Government, in

Dubai, United Arab Emirates to service the Middle East and East Asia, in Hong Kong to service the Asia Pacific region, China and India, and in Afghanistan. The corporate sales offices work with the regional business teams and/or the GNSC service team to prepare proposals and negotiate contracts.

Our regional business teams, located in Hauppauge, New York, sell and market our products and services internationally in concert with the corporate sales offices. These regional business teams are responsible for orders in the regions to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have business teams responsible for the Americas, the Asia Pacific region, and the Eastern Atlantic Region (Africa, the Middle East and Europe). We also have a business team dedicated to the government marketplace. In addition, we have expert teams who are focused on leveraging our know-how in Internet protocol networking, broadcast technology, pre-engineered systems, network management systems and network services to provide added value to our products, services and solutions.

These business and expert teams work together with the corporate sales offices to identify, develop and maintain customer relationships through local sales representatives, sales executives and account managers. Together, they develop close and continuing relationships with our customers. Our local sales representatives in these regions provide a local presence and identify prospective customers for our sales executives. Our account managers may also function as project engineers for network integration and service initiation programs for their accounts. As of June 30, 2006, we employed 37 persons with sales and marketing responsibility, of which 12 are full-time sales executives and 25 have dual engineering and sales and marketing responsibilities. We believe this account management focus provides continuity and loyalty between our customers and us. We also believe that our approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for the new products and services that we develop. In addition, we obtain sales leads through referrals from industry suppliers.

Our marketing program is intended to build national and international awareness of our brand. During the fiscal year we focused our branding on four product types discussed earlier: Pre-Engineering Systems; Systems Design and Integration; Managed Network Services; and Life Cycle Support Services. We also focused our message by creating a new tag line; ‘‘a little bit of satellite goes a long way’’. This tag line focuses our employees and customers on the message that Globecomm is expert in applying satellite communications know-how in a wide range of applications to provide cost effective communication solutions where the attributes of satellite communications are applicable.

We use direct mailings, print advertising to targeted markets and trade publications to enhance awareness and acquire leads for our direct and indirect sales teams. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters, AFCEA, CMMA and other industry associations. We also provide marketing information on our web site and conduct joint marketing programs with sales representatives in various regions to reach new customers.

Customers

We have established a diversified base of customers in a variety of industries. Our customers include communications service providers, commercial enterprises, broadcasters and other media and content providers, and government and government related entities (U.S. and foreign). We typically rely upon a small number of customers for a large portion of our revenues. We derived 15% of our revenues in the year ended June 30, 2006 from one customer, the Department of State’s Diplomatic Telecommunications Systems — Program Office. We expect that in the near term a significant portion of our revenues will continue to be derived from one or a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base. In addition, we anticipate that continuing deregulation worldwide will result in the formation of a significant number of new competitive service providers over the next few years, who are potential customers.

Backlog

At June 30, 2006, our backlog was approximately $90.9 million compared to approximately $76.3 million at June 30, 2005. The backlog at June 30, 2006 includes a five-year $22.4 million program from a major media production distribution company. We anticipate generating revenue from this program over five years beginning in July 2007. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2006, $41.9 million, or approximately 46.1%, of our backlog represented contracts with three customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See the section entitled ‘‘Risk Factors.’’

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

We also lease teleport services in Los Angeles and Hong Kong to transmit and receive signals from satellites positioned to serve customers in the Pacific Rim region. Connection to the United States Internet backbone in Los Angeles is achieved through leased fiber optic circuits.

We lease transponder capacity to meet the bandwidth needs of our customers. We have multiple, redundant, high-capacity fiber connections to provide reliable Internet data, voice and data traffic to locations in New York City where it interconnects with telecommunications service providers and the United States Internet backbone.

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

Research and Development

We have developed internal research and development resources in Internet protocol networks, content delivery networks, broadcast systems, network management systems and pre-engineered systems.

The costs of developing new technologies are funded partially by the investments made by us and partially by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on developing Skyborne Pre-engineered IPTV Head End Systems for our service provider customers, Pre-engineered AxxSys.Net network management system products for all our earth terminal and network customers and Pre-engineered Explorer satellite systems for our government customers. For the years ended June 30, 2006, 2005 and 2004, we have incurred approximately $1.1 million, $1.0 million, and $1.3 million, respectively, in internal research and development expenses.

Competition

In the satellite ground segment systems and networks market, we believe that our ability to compete successfully is based primarily on our reputation and the ability to provide a solution that meets the customer's requirements, including competitive pricing, performance, on-time delivery, reliability and customer support.

In the communications services market, we believe that our ability to compete successfully is based primarily on our reputation and providing prompt delivery and initiation of service, competitive pricing, consistent and reliable connections and high-quality customer support.

Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators like Thales, Data Path and SED Systems and (2) equipment manufacturers who also provide integrated systems, like Andrew Corporation, Viasat, General Dynamics, Alcatel and ND Satcom AG.

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, like Ascent Media, Globecast and Convergent Media Systems. In addition, in managed network services we may compete with other communications services providers like Segovia, and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services.

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

We currently have been granted four patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control, another for a monitor and control system for satellite communications networks and the like, and another for implementing facsimile and data communications using Internet protocols. We have one other patent pending in the United States for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek additional patents on our technology, if appropriate. We have received trademark registration for Globecomm Systems Inc. in the United States, the European Community, Russia and the People’s Republic of China; and for GSI in the United States and Russia. We have also received trademark registrations in the United States for MBB2001, CTF 2001, CES 2001 and Axxsys, which relate to our pre-engineered systems; for Skyborne, relating to our broadcasting services; and for the GSI logo. We have other trademarks and service marks pending and intend to seek registration of other trademarks and service marks in the future.

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

We anticipate that a substantial portion of our Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into their country than that which is generally applicable in the United States. Examples of this include privacy regulations in Europe and content restrictions in countries, such as the People’s Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services, or increase our cost of doing business or otherwise negatively affect our business. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. These changes could reduce demand for our products and services or could increase our cost of doing business as a result of costs of litigation or increased product development costs.

Telecommunications Taxation, Support Requirements and Access Charges

Telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services, telecommunications relay services for the deaf, and/or other regulatory fees. We are subject to some of these fees and we may be subject to other fees or to new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.

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

Employees

As of June 30, 2006, we had 192 full-time employees, including 104 in engineering and program management, 44 in the manufacturing, operations support and network operations, 12 in sales and marketing and 32 in management and administration. Our employees are not covered by any collective-bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Geographic Areas

Revenues from foreign sales as a percentage of total revenues for each of the three years in the period ended June 30, 2006 are set forth in Note 13 of the Notes to Consolidated Financial Statements.

Financial Information About Business Segments

The sales and operating profits of each business segment and the identifiable assets attributable to each business segment for each of the three years in the period ended June 30, 2006 are set forth in Note 12 of the Notes to Consolidated Financial Statements.

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

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with three customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 15% of our revenues in the year ended June 30, 2006 from one customer, the Department of State’s Diplomatic Telecommunications Systems — Program Office. Also, we conduct a substantial proportion of our business in developing countries. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

We market and sell a substantial portion of our products and services internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

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

GNSC’s future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. GNSC has had, and we expect will continue to have, cash requirements, which have decreased and will continue to decrease our cash resources. If GNSC does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed. In addition, significant capital expenditures have been required as we have built our content delivery and telephony service offerings. If our content delivery and telephony service offerings are not accepted, or if the market fails to grow, we cannot assure you that we will be able to realize an appropriate return on these capital expenditures.

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

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators, like Thales, Data Path, and SED Systems, and (2) equipment manufacturers who also provide integrated systems, like General Dynamics, Andrew Corporation, Viasat, Alcatel and ND Satcom AG.

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, like Ascent Media, Globecast, and Convergent Media Systems. In addition, in managed network services we may compete with other communications service providers like Segovia and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

Although we have recently been profitable, we had incurred significant net losses in the past and continue to recognize negative cash flows from operations. Our ability to maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. In the past, we have incurred significant negative cash flows, which may reoccur if our business plan is not successful. Also, if we are unable to sustain or increase our profits on a quarterly or annual basis in the future or if our business undergoes a period of rapid growth, our operating cash flows may be negatively impacted.

Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks declines, our revenue and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue to return from recent depressed levels, the demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures. A future reduction in opportunities from U.S. Government and government related agencies would also negatively impact our results of operations.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least June 30, 2007. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures or acquisition of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

We currently have been granted four patents in the United States, one for remote access to the Internet using satellites, one for satellite communication with automatic frequency control, one for a monitor and control system for satellite communications networks and the like, and one for implementing facsimile and data communications using Internet protocols. We have one other patent pending in the United States for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From July 1, 2005 through June 30, 2006, our stock price ranged from a low of $5.77 per share to a high of $8.44 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed earth stations in Hauppauge, New York, subject to the Communications Act of 1934, as amended (the ‘‘FCC Act’’), and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and are required to maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC. These licenses should be renewed by the FCC in the normal course as long as we remain incompliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

Foreign Regulations

Regulatory schemes in countries in which we may seek to provide our satellite-delivered data communications services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner that may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization from each country in which we provide our satellite-delivered data communications services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that restrictions applicable thereto will not be unduly burdensome.

Regulation of the Internet

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, including but not limited to privacy regulations in numerous European countries and content restrictions in countries such as the People’s Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, court jurisdiction and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, the laws do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

Telecommunications Taxation, Support Requirements, and Access Charges

Telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services, telecommunications relay services for the deaf, and/or other regulatory fees. We are subject to some of these fees, and we may be subject to other fees or new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.

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

Foreign Ownership

We may, in the future, be required to seek FCC or other government approval if foreign ownership of our stock exceeds certain specified criteria. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC, or denial of certain contracts from other United States Government Agencies.

Item 1B.    Unresolved Staff comments.

None.

Item 2.    Properties

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport facility and production facilities, as well as the offices and network operations center of GNSC. We lease office space at monthly rates of $4,300 in Washington D.C., $2,600 in the United Kingdom, $2,500 in Afghanistan, $1,800 in United Arab Emirates, and $1,300 in Hong Kong.

Item 3.    Legal proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol ‘‘GCOM.’’ The fiscal 2006 and 2005 high and low sales prices are as follows:

	High	Low
2006
Quarter ended September 30, 2005	$8.44	$5.77
Quarter ended December 31, 2005	8.35	5.89
Quarter ended March 31, 2006	7.98	5.88
Quarter ended June 30, 2006	8.15	6.38
2005
Quarter ended September 30, 2004	$7.58	$4.81
Quarter ended December 31, 2004	6.80	5.08
Quarter ended March 31, 2005	7.23	5.31
Quarter ended June 30, 2005	6.34	5.09

At September 11, 2006, there were approximately 3,900 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq Global Market on September 11, 2006, our market price per share was $7.50.

As of June 30, 2006, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2006

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future Isssuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	2,808,921	$7.55	1,286,961
Equity compensation plans not approved by security holders	55,825	$8.07	—
Total	2,864,746	$7.56	1,286,961

The equity compensation plans that were adopted without the approval of the security holders relate to outstanding warrants. During November 1996, we issued ten-year warrants to five consultants to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07 in consideration for services rendered.

Item 6.	Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2006 have been derived from our audited consolidated financial statements. EBITDA represents net income (loss) before interest income, interest expense, provision for income taxes, depreciation and amortization expense, a gain on sale of investment and a gain on sale of available-for-sale securities and a gain on liquidation of foreign subsidiary. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA is not meant to be considered a substitute or replacement for net income (loss) as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues.

Selected Financial Data
(In thousands, except per share data)

	Years Ended June 30,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Revenues from ground segment systems, networks and enterprise solutions	$97,967	$90,656	$73,305	$40,125	$64,101
Revenues from data communications services	28,069	18,928	13,931	13,903	22,478
Total revenues	126,036	109,584	87,236	54,028	86,579
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	81,410	75,357	63,282	39,447	57,083
Costs from data communications services	23,605	15,527	12,992	17,796	26,705
Selling and marketing	7,029	5,821	4,808	6,042	6,735
Research and development	1,052	1,021	1,328	800	1,185
General and administrative	9,589	7,596	6,529	9,423	11,970
Asset impairment charge	—	—	—	—	237
Total costs and operating expenses	122,685	105,322	88,939	73,508	103,915
Income (loss) from operations	3,351	4,262	(1,703)	(19,480)	(17,336)
Other income (expense):
Interest income	965	444	271	422	1,030
Interest expense	—	—	—	(539)	(957)
Gain on liquidation of foreign subsidiary	264	—	—	—	—
Gain on sale of available-for-sale securities	—	132	91	—	—
Gain on sale of investment	—	40	—	—	—
Income (loss) before income taxes	4,580	4,878	(1,341)	(19,597)	(17,263)
Provision for income taxes	88	64	—	—	—
Net income (loss) from continuing operations	$4,492	$4,814	$(1,341)	$(19,597)	$(17,263)
Basic net income (loss) from continuing operations per common share	$0.30	$0.33	$(0.10)	$(1.56)	$(1.36)
Diluted net income (loss) from continuing operations per common share	$0.29	$0.32	$(0.10)	$(1.56)	$(1.36)
Weighted-average shares used in the calculation of basic net income (loss) from continuing operations per common share	15,001	14,422	13,346	12,565	12,707
Weighted-average shares used in the calculation of diluted net income (loss) from continuing operations per common share	15,608	14,966	13,346	12,565	12,707

	Years Ended June 30,
	2006	2005	2004	2003	2002
Other Operating Data:
Net income (loss)	$4,492	$4,814	$(1,341)	$(19,597)	$(17,263)
Other income (expense), net	1,229	616	362	(117)	73
Provision for income taxes	88	64	—	—	—
Depreciation and amortization	3,023	2,695	3,097	3,532	3,661
EBITDA	$6,374	$6,957	$1,394	$(15,948)	$(13,675)
Cash flows (used in) provided by operating activities	$(1,129)	$(3,926)	$1,613	$(14,714)	$(2,942)
Cash flows used in investing activities	(2,484)	(1,070)	(1,871)	(1,712)	(2,387)
Cash flows provided by (used in) financing activities	2,531	2,347	6,421	(310)	(1,018)
Capital expenditures	2,484	3,303	1,267	1,732	1,687
Backlog at end of year	90,930	76,268	75,444	58,006	80,269

	June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$24,512	$25,609	$28,252	$22,016	$38,708
Working capital	43,695	36,520	30,052	22,040	43,702
Total assets	93,234	86,378	73,475	70,344	100,297
Long-term liabilities	353	670	987	1,303	12,693
Total stockholders’ equity	67,016	60,137	52,806	47,437	67,040

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, our dependence on a limited number of contracts for a high percentage of our revenues and the risks associated with operating in international markets. These risks and others are more fully described in the ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. It is also affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts.

Our business had been adversely affected by the global economic slowdown from 2000 – 2004 and, in particular, the significant challenges facing the telecommunications industry worldwide. We continue to see improvement in the segments we serve, in particular within the U.S. Government and government related entities marketplace.

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

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from ground segment systems, networks and enterprise solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from data communications services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

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

Goodwill Impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows based upon management estimates of the data communication services segment. Our impairment test as of April 1, 2006 indicated that no impairment existed.

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

Results of Operations

Fiscal Years Ended June 30, 2006 and 2005

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues from ground segment systems, networks and enterprise solutions increased by $7.3 million, or 8.1%, to $98.0 million for the fiscal year ended June 30, 2006 from $90.7 million for the fiscal year ended June 30, 2005. The increase in revenues was primarily the result of increased infrastructure sales in the U.S. Government and government related entities marketplace coupled with increased sales due to an overall improvement in the telecommunications industry segments we serve offset by a decrease in sales at Globecomm Systems Europe Limited. Due to this decrease in revenues and our assessment of our UK subsidiary, we liquidated Globecomm Systems Europe Limited on June 30, 2006 and have continued our UK presence through our UK representative office.

Revenues from Data Communications Services.    Revenues from data communications services increased by $9.1 million, or 48.3%, to $28.1 million for the fiscal year ended June 30, 2006 from $18.9 million for the fiscal year ended June 30, 2005. In our managed network service offerings we had increases of 73% in telephony, 28% in Internet and Data and 39% in VSAT multi-mode, coupled with an 84% increase in life cycle support in fiscal 2006 as compared to fiscal 2005. The increase in revenue and corresponding increase in gross margin in the data communication services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $6.1 million, or 8.0%, to $81.4 million for the fiscal year ended June 30, 2006 from $75.4 million for the fiscal year ended June 30, 2005. The increase was attributable to the higher revenue base. The gross margin remained consistent at 16.9% for the fiscal years ended June 30, 2006 and 2005. Although the gross margin remained consistent, the gross margin in fiscal 2005 included a non-recurring cost recovery related to a settlement with a large customer of $0.9 million. Excluding this cost recovery, the gross margin actually increased in 2006 due to revenue related to the U.S. Government and government related entities projects.

Costs from Data Communications Services.    Costs from data communications services increased by $8.1 million, or 52.0%, to $23.6 million for the fiscal year ended June 30, 2006 from $15.5 million for the fiscal year ended June 30, 2005. Gross margin decreased to 15.9% for the fiscal year ended June 30, 2006 compared to 18.0% for the fiscal year ended June 30, 2005. The decrease in the margin was primarily a result of increased termination costs in the telephony service offering.

Selling and Marketing.    Selling and marketing expenses increased by $1.2 million, or 20.8%, to $7.0 million for the fiscal year ended June 30, 2006 from $5.8 million for the fiscal year ended June 30, 2005. The increase in selling and marketing costs was a result of an increase in consulting fees and increased salary and salary related expenses for additional marketing personnel pursuing business in Europe, Asia, and U.S Government and government related entities and marketing of our next generation network services.

Research and Development.    Research and development expenses remained consistent for the fiscal years ended June 30, 2006 and 2005.

General and Administrative.    General and administrative expenses increased by $2.0 million, or 26.2%, to $9.6 million for the fiscal year ended June 30, 2006 from $7.6 million for the fiscal year ended June 30, 2005. The increase in general and administrative expenses for the fiscal year ended June 30, 2006 was primarily due to a bad debt recovery of $1.5 million related to a settlement agreement reached with a customer in the fiscal year ended June 30, 2005, which did not recur in fiscal 2006, an increase in the provision for doubtful accounts due to increased business levels in data communication services, compensation expense related to the annual automatic director option grant based on the adoption of SFAS 123R, and an increase in salary and related fringes due to an increase in headcount and the reinstatement of the 401k match by the Company in January 2005.

Interest Income.    Interest income increased by $0.5 million, or 117.3%, to $1.0 million for the fiscal year ended June 30, 2006 from $0.4 million for the fiscal year ended June 30, 2005, as a result of increased interest rates.

Gain on liquidation of foreign subsidiary.    Gain on liquidation of foreign subsidiary for the fiscal year ended June 30, 2006 was due to the realization of the previously unrealized foreign exchange gain reported in other comprehensive income upon the liquidation of our UK subsidiary.

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

Selling and Marketing.    Selling and marketing expenses increased by $1.0 million, or 21.1%, to $5.8 million for the fiscal year ended June 30, 2005 from $4.8 million for the fiscal year ended June 30, 2004. The increase in selling and marketing costs was a result of increased salary and salary related expenses, increased international travel related to marketing efforts primarily in the Middle East, and consulting fees related to our Hosted Switch service offering.

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

General and Administrative.    General and administrative expenses increased by $1.1 million, or 16.3%, to $7.6 million for the fiscal year ended June 30, 2005 from $6.5 million for the fiscal year ended June 30, 2004. The increase in general and administrative expenses for the fiscal year ended June 30, 2005 was primarily due to a collective increase of $1.6 million for increased salary and salary related expenses, an increase in fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, an increase in the accounts receivable allowance at our data communication services business, and termination costs. The increase of $1.6 million was offset by $0.5 million net bad debt recovery which consisted of a $1.5 million settlement reached with a customer in the fiscal year ended June 30, 2005 compared to a $1.0 million recovery in the fiscal year ended June 30, 2004.

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

Quarterly Results

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2006. This information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended,
	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenues from ground segment systems, networks and enterprise solutions	$28,609	$23,735	$22,604	$23,019	$20,934	$23,443	$24,693	$21,586
Revenues from data communications services	6,898	7,306	7,308	6,557	5,779	4,741	4,535	3,873
Total revenues	35,507	31,041	29,912	29,576	26,713	28,184	29,228	25,459
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	23,568	19,616	18,701	19,525	16,762	19,520	21,013	18,062
Costs from data communications services	6,021	5,873	6,143	5,568	4,433	4,186	3,714	3,194
Selling and marketing	2,029	1,871	1,615	1,514	1,793	1,476	1,383	1,169
Research and development	514	268	161	109	318	231	174	298
General and administrative	2,402	2,379	2,552	2,256	2,431	2,463	2,074	628
Total costs and operating expenses	34,534	30,007	29,172	28,972	25,737	27,876	28,358	23,351
Income from operations	973	1,034	740	604	976	308	870	2,108
Other income:
Interest income	262	247	227	229	158	121	92	73
Gain on liquidation of foreign subsidiary	264	—	—	—	—	—	—	—
Gain on sale of investment	—	—	—	—	—	—	40	—
Gain on sale of available-for- sale securities	—	—	—	—	—	132	—	—
Income before income taxes	1,499	1,281	967	833	1,134	561	1,002	2,181
(Benefit) provision for income taxes	(4)	42	30	20	64	—	—	—
Net income	$1,503	$1,239	$937	$813	$1,070	$561	$1,002	$2,181
Basic net income per common share	$0.10	$0.08	$0.06	$0.06	$0.07	$0.04	$0.07	$0.15
Diluted net income per common share	$0.10	$0.08	$0.06	$0.05	$0.07	$0.04	$0.07	$0.15
Weighted-average shares used in the calculation of basic net income per common share	15,184	15,098	15,005	14,719	14,593	14,517	14,396	14,180
Weighted-average shares used in the calculation of diluted net income per common share	15,791	15,682	15,606	15,336	15,048	15,143	14,975	14,705

Net income for the Company’s fiscal 2005 fourth quarter of approximately $1.1 million included a net non-recurring gain of approximately $0.3 million, which represented a $0.4 million gain included in costs from data communications services related to the reversal of previously recorded fixed asset depreciation, offset by a $0.1 million charge for the accelerated vesting of options.

We may experience significant quarter-to-quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See section entitled ‘‘Risk Factors.’’

Liquidity and Capital Resources

At June 30, 2006, we had working capital of $43.7 million, including cash and cash equivalents of $24.5 million, net accounts receivable of $30.8 million, inventories of $13.1 million and prepaid expenses and other current assets of $1.2 million, offset by $19.0 million in accounts payable, $1.7 million in deferred revenue and $5.2 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the fiscal year ended June 30, 2006 was $1.1 million, which primarily related to an increase in accounts receivable of $8.6 million due to the increase in revenues, a decrease in deferred revenues of $3.9 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts offset by net income of

$4.5 million, an increase in accounts payable of $3.5 million relating to the increase in revenue and timing of vendor payments, and a non-cash item representing depreciation and amortization expense of $3.0 million primarily related to the network operations center and satellite earth station equipment.

Net cash used in investing activities during fiscal year ended June 30, 2006 was $2.5 million, which related to the purchase of $2.5 million of fixed assets primarily for our network operations center and teleport primarily related to the content delivery and telephony service offerings.

Net cash provided by financing activities during fiscal year ended June 30, 2006 was $2.5 million which related to $2.1 million of proceeds from the exercise of stock options and $0.4 million of proceeds from the exercise of warrants.

We have a credit agreement in place which provides for a working capital line of credit of up to $20.0 million, which expires in November 2006. The line of credit bears interest at the prime rate and is collateralized by a first security interest on all of our personal property. The credit agreement allows us to borrow and apply letters of credit against the availability under the line of credit. In addition, the credit agreement contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at June 30, 2006. As of June 30, 2006, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $16.4 million, which were applied against and reduced the amounts available under this credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2011. Future minimum lease payments due on these leases through June 30, 2007 are approximately $7.1 million.

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may periodically experience negative cash flows due to variances in quarter to quarter operating performance. In particular, we have been awarded a large program that will require significant capital expenditures for the teleport and network operations center during the year ending June 30, 2007. We anticipate this program will be in service in July 2007. We will use existing working capital and/or obtain external financing to meet these additional working capital requirements.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2007. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers.

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

Contractual Obligations and Commercial Commitments

At June 30, 2006, we had contractual obligations and commercial commitments as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$11,450	$7,117	$3,957	$376	$—
Total contractual cash obligations	$11,450	$7,117	$3,957	$376	$—

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commercial Commitments
Standby letters of credit	$16,426	$6,790	$9,636	$—	$—
Total commercial commitments	$16,426	$6,790	$9,636	$—	$—

Related Party Transactions

During January 2003, pursuant to a letter agreement, we combined the then outstanding loan and advances receivable from an individual who is a former executive officer and a current employee into a $0.3 million promissory note. Under the terms of the letter agreement we will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee, subject to the terms of the letter agreement. In March 2006, the Company forgave the third installment under the promissory note.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At June 30, 2006, we had no outstanding foreign exchange contracts.

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

Evaluation of Disclosure Controls and Procedures.    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2006 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting.    Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in ’’Internal Control-Integrated Framework.’’ These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by our independent auditors, as stated in their report, which appears in the ‘‘Report of Independent Registered Public Accounting Firm’’ on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information in response to this item is incorporated herein by reference to ‘‘Election of Directors’’ and ‘‘Executive Officers’’ in Globecomm Systems Inc.'s Proxy Statement to be filed with the Securities and Exchange Commission (the ‘‘SEC’’). Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in the Registrant's Proxy Statement to be filed with the SEC.

Item 11.	Executive Compensation

Information in response to this item is incorporated herein by reference to ‘‘Executive Compensation and Other Information’’ in the Registrant's Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference to ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in the Registrant's Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference to ‘‘Certain Transactions’’ in the Registrant's Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to ‘‘Report of the Audit Committee of the Board of Directors’’ in the Registrant’s Proxy Statement to be filed with the SEC.

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

        (3)    Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the ‘‘Registration Statement’’)).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant’s Current Report on Form 8-K, dated December 3, 1998).
10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001).
10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

Exhibit No.
10.12		Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10	.13*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet*, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
10.14		Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.15		Loan and Security Agreement, dated as of September 15, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003).
10.16		Loan Modification Agreement, dated as of October 8, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.17		Second Loan Modification Agreement, dated as of March 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.18		Third Loan Modification Agreement, dated as of June 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.19		Fourth Loan Modification Agreement, dated as of September 24, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.20		Fifth Loan Modification Agreement, dated as of October 29, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, File No. 000-22839).
10.21		Sixth Loan Modification Agreement, dated as of November 2, 2005, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, File No. 000-22839).
10.22		Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024.
10.23		Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).
14		Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

Exhibit No.
31.2	Chief Financial Officer Certification required by Rules 13a− 14 and 15d− 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.

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

GLOBECOMM SYSTEMS INC.
Date: September 13, 2006	By:	/s/ DAVID E. HERSHBERG
David E. Hershberg,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID E. HERSHBERG	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/13/06

David E. Hershberg

/s/ ANDREW C. MELFI	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/13/06

Andrew C. Melfi

/s/ KENNETH A. MILLER	President and Director	9/13/06

Kenneth A. Miller

/s/ RICHARD E. CARUSO	Director	9/13/06

Richard E. Caruso

/s/ HARRY L. HUTCHERSON Jr.	Director	9/13/06

Harry L. Hutcherson Jr.

/s/ BRIAN T. MALONEY	Director	9/13/06

Brian T. Maloney

/s/ JACK A. SHAW	Director	9/13/06

Jack A. Shaw

/s/ A. ROBERT TOWBIN	Director	9/13/06

A. Robert Towbin

/s/ C.J. WAYLAN	Director	9/13/06

C.J. Waylan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the ‘‘Company’’) as of June 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globecomm Systems Inc. at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Melville, New York
August 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Globecomm Systems Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls that Globecomm Systems Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globecomm Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Globecomm Systems Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globecomm Systems Inc. as of June 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2006 and our report dated August 30, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Melville, New York
August 30, 2006

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2006	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$24,512	$25,609
Accounts receivable, net	30,837	22,700
Inventories	13,058	12,886
Prepaid expenses and other current assets	1,131	858
Deferred income taxes	22	38
Total current assets	69,560	62,091
Fixed assets, net	15,510	16,050
Goodwill	7,204	7,204
Other assets	960	1,033
Total assets	$93,234	$86,378
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,020	$15,550
Deferred revenues	1,691	5,563
Accrued payroll and related fringe benefits	2,872	2,172
Other accrued expenses	1,966	1,970
Deferred liabilities	316	316
Total current liabilities	25,865	25,571
Deferred liabilities, less current portion	353	670

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2006 and 2005	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2006 and 2005; shares issued: 15,660,524 in 2006 and 15,103,587 in 2005	16	15
Additional paid-in capital	135,673	133,003
Accumulated deficit	(65,892)	(70,384)
Accumulated other comprehensive income	—	284
Treasury stock, at cost, 465,351 shares in 2006 and 2005	(2,781)	(2,781)
Total stockholders’ equity	67,016	60,137
Total liabilities and stockholders’ equity	$93,234	$86,378

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2006	2005	2004
Revenues from ground segment systems, networks and enterprise solutions	$97,967	$90,656	$73,305
Revenues from data communications services	28,069	18,928	13,931

Total revenues	126,036	109,584	87,236

Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	81,410	75,357	63,282
Costs from data communications services	23,605	15,527	12,992
Selling and marketing	7,029	5,821	4,808
Research and development	1,052	1,021	1,328
General and administrative	9,589	7,596	6,529

Total costs and operating expenses	122,685	105,322	88,939

Income (loss) from operations	3,351	4,262	(1,703)

Other income:
Interest income	965	444	271
Gain on liquidation of foreign subsidiary	264	—	—
Gain on sale of available-for-sale securities	—	132	91
Gain on sale of investment	—	40	—

Income (loss) before income taxes	4,580	4,878	(1,341)

Provision for income taxes	88	64	—

Net income (loss)	$4,492	$4,814	$(1,341)
Basic net income (loss) per common share	$0.30	$0.33	$(0.10)
Diluted net income (loss) per common share	$0.29	$0.32	$(0.10)
Weighted-average shares used in the calculation of basic net income (loss) per common share	15,001	14,422	13,346
Weighted-average shares used in the calculation of diluted net income (loss) per common share	15,608	14,966	13,346

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2003	12,980	13	123,739	(73,857)	(10)	404	(2,448)	47,437
Proceeds from exercise of stock options	111	—	464	—	—	—	—	464
Issuance of common stock in connection with employee stock purchase plan	38	—	123	—	—	—	—	123
Purchases of treasury stock	—	—	—	—	—	61	(333)	(333)
Issuance of stock options for services	—	—	12	—	—	—	—	12
Issuance of common stock and warrants in connection with private placement, net of issuance costs of $583	1,500	2	6,165	—	—	—	—	6,167
Comprehensive loss:
Net loss	—	—	—	(1,341)	—	—	—	(1,341)
Gain from foreign currency translation	—	—	—	—	81	—	—	81
Gain from available-for-sale securities	—	—	—	—	196	—	—	196
Total comprehensive loss	—	—	—	—	—	—	—	(1,064)
Balance at June 30, 2004	14,629	15	130,503	(75,198)	267	465	(2,781)	52,806
Proceeds from exercise of stock options	200	—	863	—	—	—	—	863
Issuance of common stock in connection with employee stock purchase plan	38	—	178	—	—	—	—	178
Issuance of stock options for services	—	—	6	—	—	—	—	6
Stock option acceleration	—	—	147	—	—	—	—	147
Proceeds from exercise of warrants	237	—	1,306	—	—	—	—	1,306
Comprehensive income:
Net income	—	—	—	4,814	—	—	—	4,814
Gain from foreign currency translation	—	—	—	—	17	—	—	17
Total comprehensive income	—	—	—	—	—	—	—	4,831
Balance at June 30, 2005	15,104	15	133,003	(70,384)	284	465	(2,781)	60,137
Proceeds from exercise of stock options	477	1	2,090	—	—	—	—	2,091
Stock compensation expense	—	—	115	—	—	—	—	115
Proceeds from exercise of warrants	80	—	440	—	—	—	—	440
Tax benefit from stock compensation plan	—	—	25	—	—	—	—	25
Comprehensive income:
Net income	—	—	—	4,492	—	—	—	4,492
Loss from foreign currency translation	—	—	—	—	(20)	—	—	(20)
Realized gain on liquidation of foreign subsidiary	—	—	—	—	(264)	—	—	(264)
Total comprehensive income	—	—	—	—	—	—	—	4,208
Balance at June 30, 2006	15,661	$16	$135,673	$(65,892)	$—	465	$(2,781)	$67,016

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2006	2005	2004
Operating Activities:
Net income (loss)	$4,492	$4,814	$(1,341)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,023	2,695	3,097
Change in deferred liabilities	(317)	(317)	(523)
Provision (benefit) for doubtful accounts	426	104	(966)
Deferred income taxes	16	45	42
Stock compensation expense	115	153	12
Gain on sale of available-for-sale securities	—	(132)	(91)
Gain on sale of investment	—	(40)	—
Tax benefit from stock compensation plan	25	—	—
Gain on liquidation of foreign subsidiary	(264)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,569)	(8,464)	(5,412)
Inventories	(174)	(9,119)	7,465
Prepaid expenses and other current assets	(273)	416	671
Other assets	73	63	564
Accounts payable	3,471	63	4,656
Deferred revenues	(3,870)	4,482	(6,585)
Accrued payroll and related fringe benefits	699	1,019	37
Other accrued expenses	(2)	292	(13)
Net cash (used in) provided by operating activities	(1,129)	(3,926)	1,613
Investing Activities:
Purchases of fixed assets	(2,484)	(3,303)	(1,267)
Repayment of promissory note from a related party	—	—	300
Restricted cash	—	1,903	(1,295)
Proceeds from the sale of available-for-sale securities	—	330	391
Net cash used in investing activities	(2,484)	(1,070)	(1,871)
Financing Activities:
Proceeds from exercise of stock options	2,091	863	464
Proceeds from exercise of warrants	440	1,306	—
Proceeds from private placement	—	—	6,167
Proceeds from sale of common stock in connection with employee stock purchase plan	—	178	123
Purchases of treasury stock	—	—	(333)
Net cash provided by financing activities	2,531	2,347	6,421
Effect of foreign currency translation on cash	(15)	6	73
Net (decrease) increase in cash and cash equivalents	(1,097)	(2,643)	6,236
Cash and cash equivalents at beginning of year	25,609	28,252	22,016
Cash and cash equivalents at end of year	$24,512	$25,609	$28,252
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$198	$5	$2

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1.    Organization and Description of Business

Globecomm Systems Inc. (‘‘Globecomm’’) was incorporated in the State of Delaware on August 17, 1994. The Company's core business provides end-to-end, value-added satellite-based communications solutions. This business supplies ground segment systems and networks for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company's wholly-owned subsidiary, Globecomm Network Services Corporation (‘‘GNSC’’) provides satellite communication services capabilities.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GNSC and Globecomm Systems Europe Limited (collectively, the ‘‘Company’’). On June 30, 2006, the Company liquidated the Globecomm Systems Europe Limited entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (‘‘SAB 104’’), Revenue Recognition, for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company's standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company's long-term complex production-type projects. Revenue is recognized on the Company's standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customers' contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer's contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.

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

Costs from Data Communications Services

Costs from data communications services relating to Internet-based services consist primarily of satellite space segment charges, Internet connectivity fees, voice termination costs and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Center (the ‘‘NOC’’), on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation.

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

The fair value of options granted under the Company's 1997 Plan was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2006, 2005 and 2004: weighted average risk-free interest rate of 4.6% (2006), 3.6% (2005) and 3.2% (2004), weighted average volatility factor of the expected market price of the Company's common stock of .65 (2006), .41 (2005) and .79 (2004), no dividend yields and a weighted-average expected life of the options of four years for the year ended June 30, 2006 and five years for the years ended June 30, 2005 and 2004.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options under the Black-Scholes option valuation model.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.    Significant Accounting Policies (continued)

The following table details the effect on net income (loss) and net income (loss) per share had stock-based compensation expense for the stock options been recorded in the years ended June 30, 2005 and 2004 based on the fair-value method under SFAS 123.

	Years Ended June 30,
	2005	2004
	(in thousands, except per share data)
Reported net income (loss)	$4,814	$(1,341)
Stock compensation expense included in net income as reported	153	12
Stock compensation expense determined under fair value method	(2,909)	(2,216)
Pro-forma net income (loss)	$2,058	$(3,545)
Reported basic net income (loss) per common share	$0.33	$(0.10)
Reported diluted net income (loss) per common share	$0.32	$(0.10)
Pro-forma basic and diluted net income (loss) per common share	$0.14	$(0.27)

As of June 30, 2006, there was approximately $183,000 of unrecognized compensation cost related to non-vested stock-based compensation. The cost is expected to be recognized over a weighted-average period of 3.7 years.

In May 2005, in response to FAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company’s Amended and Restated 1997 Stock Incentive Plan. As a result of the acceleration, options to acquire 863,165 shares of the Company’s common stock became immediately exercisable. In order to prevent unintended personal benefit to directors and executive officers, the Board of Directors, upon recommendation of its Compensation Committee, imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent their sale of stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. The restrictions applied to 306,220 options. A one-time non-cash compensation charge of approximately $147,000 was recorded in the fourth quarter of 2005 as a result of the acceleration.

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

The net carrying value of goodwill is approximately $7,204,000 at June 30, 2006 and 2005, which relates to the data communications services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. No impairment was noted at June 30, 2006.

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

Comprehensive Income

Accumulated other comprehensive income for the years ended June 30, 2005 and 2004 of approximately $284,000 and $267,000, respectively, represented an unrealized gain from foreign currency translation related to a foreign subsidiary.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in its financial statements the benefits of tax return positions if that tax position is more likely than not of being sustained on audit, based on its technical merits. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

3.    Accounts Receivable

Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with ground segment systems, networks and enterprise solutions contracts. At June 30, 2006 and 2005, there was approximately $1,438,000 and $460,000 respectively, billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheets. Based on the Company's experience with similar contracts in recent years, billed receivables relating to long-term contracts are expected to be collected within one year.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.    Inventories

Inventories consist of the following:

	June 30, 2006	June 30, 2005
	(In thousands)
Raw materials and component parts	$110	$111
Work-in-progress	14,564	15,485
	14,674	15,596
Less progress payments	1,616	2,710
	$13,058	$12,886

5.    Fixed Assets

Fixed assets consist of the following:

	June 30, 2006	June 30, 2005
	(In thousands)
Land	$1,750	$1,750
Building and improvements	6,606	6,310
Computer equipment	3,373	3,260
Machinery and equipment	3,487	3,061
Network Operations Center	10,747	9,779
Satellite earth station equipment	8,808	8,180
Furniture and fixtures	1,336	1,361
	36,107	33,701
Less accumulated depreciation and amortization	20,597	17,651
	$15,510	$16,050

6.    Common Stock

Warrants Issued to Consultants

During November 1996, the Company issued a ten-year warrant to five consultants for services to purchase an aggregate of 64,125 shares of common stock at a price per share of $8.07, equal to the fair market value of the shares at the date of issuance. At June 30, 2006, warrants to purchase 55,825 shares of the Company's common stock noted above are outstanding and exercisable.

Treasury Stock

In June 2005, the Company terminated its stock repurchase program. Pursuant to this plan, the Company repurchased approximately 61,000 shares in fiscal 2004 at an aggregate cost of approximately $333,000, which included 61,000 shares acquired from the Company’s President at a fair market price of $5.41 per share (see Note 10). The repurchase program allowed for purchases to be made intermittently, through open market and privately negotiated transactions. Timing, price, quantity and manner of purchases were at the discretion of the Company's management, depending on market conditions and other factors, subject to compliance with the applicable securities laws.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.    Common Stock (continued)

Private Placement

On December 31, 2003, the Company completed a private placement transaction of equity securities and issued 1,500,000 shares of common stock at a price of $4.50 per share for an aggregate price of $6,750,000 and issued warrants to purchase up to 750,000 shares of common stock at an exercise price of $5.50 per share. The warrants became exercisable on July 1, 2004 and will expire on December 31, 2008. The Company incurred total expenses of approximately $583,000, of which approximately $456,000 represented placement agent commissions and approximately $127,000 represented other expenses. After deducting total expenses, the net proceeds received by the Company in January 2004 were approximately $6,167,000. At June 30, 2006, warrants to purchase 432,500 shares of the Company's common stock noted above are outstanding and exercisable.

7.    Stock Option and Stock Purchase Plans

On February 26, 1997, the Company's Board of Directors authorized, and the stockholders subsequently approved, the 1997 Stock Incentive Plan (‘‘1997 Plan’’), which authorized the granting to employees, directors and consultants of the Company options to purchase an aggregate of 2,280,000 shares of the Company's common stock. In November 2000 and 2001, the Company's stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 800,000 shares in fiscal 2001 and 2002. In November 2004, the Company's stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 1,000,000 shares.

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

The 1997 Plan provides for an automatic increase to the number of options authorized for grant by an amount equal to 1% of the shares of common stock outstanding on the last trading day of each calendar year. During fiscal 2005 and 2004 the Company increased the number of options authorized for grant under the 1997 Plan pursuant to the automatic 1% provision by 144,390 and 140,763, respectively. At June 30, 2006, the number of remaining options available for grant under the 1997 Plan was 1,286,961.

On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan (‘‘1999 Plan’’). Pursuant to the 1999 Plan, 400,000 shares of the Company's common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at the lesser of 85% of fair market value at date of grant or date of purchase through participation in the payroll-deduction based employee stock purchase plan. During the years ended June 30, 2005 and 2004, the Company issued 37,961 and 37,684 shares of its common stock to participating employees in connection with the 1999 Plan. The Board of Directors suspended the 1999 Plan effective

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.    Stock Option and Stock Purchase Plans (continued)

July 1, 2005 due to the impact on the Company’s operating results due to the adoption of SFAS 123R. At June 30, 2006, the number of remaining shares available for issuance under the 1999 Plan was 121,321.

The following table summarizes activity in the Company's stock option plan (in thousands, except per share amounts):

	Years Ended June 30,
	2006		2005		2004
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Balance, beginning of year	3,258	$7.16	3,359	$7.05	3,127	$7.51
Grants	79	6.90	206	6.34	470	3.55
Exercised	(477)	4.38	(200)	4.31	(111)	4.19
Canceled	(51)	11.58	(107)	7.20	(127)	8.09
Balance, end of year	2,809	7.55	3,258	7.16	3,359	7.05
Exercisable, end of year	2,760	$7.55	3,258	$7.16	2,149	$8.51
Weighted-average fair value options granted during the year		$3.77		$4.16		$2.35

The following table summarizes information about stock options outstanding at June 30, 2006 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.47 - $ 1.47	2	7.5	$1.47	2	$1.47
$ 3.14 - $ 4.68	849	6.3	$3.83	849	$3.83
$ 5.06 - $ 7.49	1,098	5.6	$6.57	1,060	$6.55
$ 7.63 - $10.69	493	2.0	$8.91	482	$8.94
$11.50 - $17.13	200	2.7	$13.30	200	$13.30
$18.38 - $25.25	149	3.4	$21.24	149	$21.24
$28.00 - $28.00	18	3.6	$28.00	18	$28.00
	2,809	4.8	$7.55	2,760	$7.55

The Company has reserved approximately 4,584,000 shares of its common stock for issuance upon exercise of all available and outstanding options and warrants at June 30, 2006.

8.    Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding for the period. The weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.    Basic and Diluted Net Income (Loss) Per Common Share (continued)

for stock options and warrants are excluded from the calculation of diluted net income (loss) per share, if their effect is anti-dilutive. Diluted net income (loss) per share for the years ended June 30, 2006, 2005 and 2004, excludes the effect of approximately 1,407,000, 2,577,000, and 4,972,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

9.    Retirement Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. The Board of Directors did not authorize a matching contribution for the year ended June 30, 2004 as part of the Company’s cost cutting initiatives. Effective January 1, 2005, the Board of Directors reinstated the matching contribution. The Company contributed approximately $547,000, $236,000, and $0 to the 401(k) plan during the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, the Company has accrued $292,000 included in accrued payroll and related fringe benefits in the accompanying balance sheet. In addition, the plan also provides for discretionary profit sharing contributions by the Company. There were no discretionary profit sharing contributions made by the Company during the years ended June 30, 2006, 2005 and 2004.

10.    Related Party Transactions

During fiscal 2001, the Company advanced $200,000 to a former executive officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2002, the Company increased the $200,000 loan to $300,000 and amended the promissory note accordingly. During fiscal 2003, this former executive officer resigned from the board of directors and pursuant to a letter agreement (the ‘‘agreement’’) the Company consolidated the then outstanding loan and advances receivable from this former executive officer and current employee of the Company into a $321,000 promissory note. Under the terms of the letter agreement the Company will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee of the Company, subject to the terms of the agreement. At June 30, 2006 and 2005, the annual installment to be forgiven within one year along with accrued interest outstanding under this promissory note was included in other current assets in the accompanying consolidated balance sheet. The remaining principal balance outstanding at June 30, 2006 and 2005 was approximately $130,000 and $195,000, respectively.

During fiscal 2002, the Company advanced $300,000 to an officer of the Company. The Company received a promissory note payable on September 30, 2004, which bears interest at an annual rate of 5.0% payable quarterly, and is secured by a stock pledge agreement. On November 12, 2003, the officer sold approximately 61,000 shares of the Company’s common stock at a fair market price of $5.41 per share to the Company in connection with its stock repurchase program. On November 12, 2003, the officer paid approximately $333,000 to the Company to satisfy all amounts outstanding on the promissory note, together with accrued interest thereon.

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

During fiscal 2006 and 2005, the Company recorded a tax provision of approximately $88,000 and $64,000.

Significant components of the Company's deferred tax assets (liabilities) are as follows:

	June 30, 2006	June 30, 2005
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$26,972	$28,892
Accruals and reserves	1,003	1,273
Write-down of investments	426	426
State investment tax credit carryforwards	22	38
AMT tax credit	150	82
Capital loss carryforwards	1,062	920
Projects in progress	340	279
	29,975	31,910
Valuation allowance for deferred tax assets	(28,958)	(30,926)
	1,017	984
Deferred tax liabilities:
Depreciation and amortization	(995)	(946)
Net deferred tax assets	$22	$38

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding the Company's ability to utilize its net operating losses in the future, the Company has provided a valuation allowance against its operating losses and temporary differences except for approximately $22,000 representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company's state tax return.

For the years ended June 30, 2006, 2005 and 2004, the valuation allowance (decreased) increased by approximately ($1,968,000), $(1,887,000) and $5,239,000, respectively. Approximately $4,930,000 of the deferred tax asset, if recognized, will be allocated directly to stockholders' equity relating to non-qualified dispositions of stock option exercises.

At June 30, 2006, the Company had federal net operating loss carryforwards of approximately $67,400,000 of which approximately $21,100,000 may be subject to certain utilization limitations provided by the Internal Revenue Code. The net operating loss carryforwards will expire at various dates beginning in 2010 through 2024, if not utilized.

At June 30, 2006, the Company also had federal alternative minimum tax credit carryforwards of approximately $150,000, which may be carried forward indefinitely.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.    Income Taxes (continued)

The reconciliations of tax provision (benefit) computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax income (losses) are as follows:

	Years Ended June 30,
	2006	2005	2004
Tax at U.S. Federal statutory rate	34%	34%	(34)%
Foreign Income at varying rates	—	7	—
Other	3	—	—
Change in valuation allowance	(35)	(40)	34
	2%	1%	—%

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

The following is the Company's business segment information as of and for the years ended June 30, 2006, 2005 and 2004:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$99,136	$91,613	$75,908
Data communications services	29,273	21,875	16,196
Intercompany eliminations	(2,373)	(3,904)	(4,868)
Total revenues	$126,036	$109,584	$87,236
Income (loss) from operations:
Ground segment systems, networks and enterprise solutions	$2,370	$4,229	$(870)
Data communications services	837	(296)	(849)
Interest income	965	444	271
Gain on sale of investment	—	40	—
Gain on sale of available-for-sale securities	—	132	91
Gain on liquidation of foreign subsidiary	264	—	—
Intercompany eliminations	144	329	16
Income (loss) before income taxes	$4,580	$4,878	$(1,341)
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$1,201	$1,153	$1,402
Data communications services	1,893	1,871	1,711
Intercompany eliminations	(71)	(329)	(16)
Total depreciation and amortization	$3,023	$2,695	$3,097

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.    Segment Information (continued)

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$1,410	$887	$354
Data communications services	1,074	2,458	915
Intercompany eliminations	—	(42)	(2)
Total expenditures for long-lived assets	$2,484	$3,303	$1,267

	June 30, 2006	June 30, 2005	June 30, 2004
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$145,125	$139,117	125,534
Data communications services	13,256	13,712	11,501
Intercompany eliminations	(65,147)	(66,451)	(63,560)
Total assets	$93,234	$86,378	$73,475

At June 30, 2006, 2005 and 2004, the Company had total assets of approximately $53,000, $1,137,000 and $2,547,000, and long-lived assets of approximately $46,000, $80,000 and $100,000, respectively, located in the United Kingdom.

13.    Significant Customers and Concentrations of Credit Risk

The Company designs, assembles and installs satellite ground segment systems, networks and enterprise solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers' financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company’s estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2006, 2005 and 2004, were approximately $825,000, $815,000 and $2,618,000, respectively. The decrease in the allowance of approximately $1,803,000 from June 30, 2004 to 2005 was primarily the result of a bad debt recovery of approximately $1,500,000 based on a settlement reached with a customer in July 2004; this recovery was recorded as a reduction to general and administrative expenses for the year ended June 30, 2005.

The Company’s consolidated revenues for the years ended June 30, 2006 and 2004 included one customer which accounted for 15% and 11% of the Company’s consolidated revenue. For the year ended June 30, 2005 three customers accounted for 20%, 13% and 13%, respectively, of the Company's consolidated revenues.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.    Significant Customers and Concentrations of Credit Risk (continued)

Revenues earned from ground segment systems, networks and enterprise solutions are attributed to the geographic location to which the equipment is shipped. Revenues earned from data communications services are attributed to the geographic location in which the services are being provided. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2006	2005	2004
Africa	13%	8%	9%
North and South America	5%	4%	3%
Asia	8%	4%	13%
Europe	17%	25%	18%
Middle East	22%	32%	19%
	65%	73%	62%

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in one financial institution at June 30, 2006 and 2005. Cash equivalents are comprised of short-term debt instruments and certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate fair market value. At times, cash may be in excess of Federal Deposit Insurance Company insurance limits.

14.    Commitments and Contingencies

Line of Credit

At June 30, 2006, the Company maintained a $20,000,000 working capital line of credit with a bank, which bore interest atthe prime rate, and is collateralized by a first security interest on all personal property of the Company. The credit facility, which expires in November 2006, contains certain financial covenants, with which the Company was in compliance at June 30, 2006. As of June 30, 2006, no amounts were outstanding under this credit facility, however, there were outstanding standby letters of credit, bid proposals and performance guarantees of approximately $16,426,000, which were applied against and reduced the amounts available under the working capital line of credit.

Lease Commitments

The Company currently leases satellite space segment services, office space, teleport services and other equipment under various operating leases, which expire in various years through 2011. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.    Commitments and Contingencies (continued)

Future minimum lease payments under non-cancelable operating leases with terms of one year or more consist of the following at June 30, 2006 (in thousands):

2007	$7,117
2008	3,009
2009	948
2010	282
2011	94
$11,450

Rent expense for satellite space segment services, office space, teleport services, and other equipment was approximately $7,356,000, $7,138,000 and $5,343,000 years ended June 30, 2006, 2005 and 2004, respectively.

Employment Agreements

During October 2001, the Company entered into three-year employment agreements with six officers and one former officer for an aggregate amount of approximately $1,214,000 per year. The Company will have certain obligations to these individuals if they are terminated. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement. During fiscal 2006, the Board of Directors approved increases bringing the aggregate amount to approximately $1,728,000 per year.

GLOBECOMM SYSTEMS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Year ended June 30, 2006:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$815,000	$426,000		$—		$(416,000	)(c)	$825,000
Valuation allowance on deferred tax assets	30,926,000	—		—		$(1,968,000	)(b)	28,958,000
	$31,741,000	$426,000		$—		$(2,384,000)		$29,783,000
Year ended June 30, 2005:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$2,618,000	$(1,350,000	)(a)	$—		$(453,000	)(c)	$815,000
Valuation allowance on deferred tax assets	32,813,000	—		—		$(1,887,000	)(b)	30,926,000
	$35,431,000	$(1,350,000)		$—		$(2,340,000)		$31,741,000
Year ended June 30, 2004:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$4,805,000	$(966,000	)(a)	$—		$(1,221,000	)(c)	$2,618,000
Valuation allowance on deferred tax assets	27,574,000	—		5,239,000	(b)	—		32,813,000
	$32,379,000	$(966,000)		$5,239,000		$(1,221,000)		$35,431,000

(a)	Includes recovery of accounts receivable balances (net of charges).

(b)	(Reduction) increase in valuation allowance for net deferred tax assets.

(c)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

S-1

Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 333-22425 (the ‘‘Registration Statement’’)).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant’s Current Report on Form 8-K, dated December 3, 1998).
10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001).
10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

Exhibit No.
10.12		Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10	.13*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet*, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
10.14		Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.15		Loan and Security Agreement, dated as of September 15, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003).
10.16		Loan Modification Agreement, dated as of October 8, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.17		Second Loan Modification Agreement, dated as of March 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.18		Third Loan Modification Agreement, dated as of June 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.19		Fourth Loan Modification Agreement, dated as of September 24, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.20		Fifth Loan Modification Agreement, dated as of October 29, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, File No. 000-22839).
10.21		Sixth Loan Modification Agreement, dated as of November 2, 2005, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, File No. 000-22839).
10.22		Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024.
10.23		Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).
14		Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

Exhibit No.
31.2	Chief Financial Officer Certification required by Rules 13a− 14 and 15d− 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.