Form 10-Q
period 2006-09-30
GLOBECOMM SYSTEMS INC
filed 2006-11-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 15,540,000 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,773	$24,512
Accounts receivable, net	25,182	30,837
Inventories	14,982	13,058
Prepaid expenses and other current assets	1,012	1,131
Deferred income taxes	22	22
Total current assets	66,971	69,560
Fixed assets, net	16,410	15,510
Goodwill	7,204	7,204
Other assets	961	960
Total assets	$91,546	$93,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,322	$19,020
Deferred revenues	4,072	1,691
Accrued payroll and related fringe benefits	2,276	2,872
Other accrued expenses	1,603	1,966
Deferred liabilities	316	316
Total current liabilities	21,589	25,865
Other liabilities	1,027	353
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2006 and June 30, 2006	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 15,819,903 at September 30, 2006 and 15,660,524 at June 30, 2006	16	16
Additional paid-in capital	136,671	135,673
Accumulated deficit	(64,976)	(65,892)
Treasury stock, at cost, 465,351 shares at September 30, 2006 and June 30, 2006	(2,781)	(2,781)
Total stockholders’ equity	68,930	67,016
Total liabilities and stockholders’ equity	$91,546	$93,234

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2006	September 30, 2005
Revenues from ground segment systems, networks and enterprise solutions	$17,461	$23,019
Revenues from data communications services	8,258	6,557
Total revenues	25,719	29,576
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	14,075	19,525
Costs from data communications services	6,587	5,568
Selling and marketing	1,775	1,514
Research and development	200	109
General and administrative	2,414	2,256
Total costs and operating expenses	25,051	28,972
Income from operations	668	604
Interest income	268	229
Income before income taxes	936	833
Provision for income taxes	20	20
Net income	$916	$813
Basic net income per common share	$0.06	$0.06
Diluted net income per common share	$0.06	$0.05
Weighted-average shares used in the calculation of basic net income per common share	15,219	14,719
Weighted-average shares used in the calculation of diluted net income per common share	15,834	15,336

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2006	15,661	$16	$135,673	$(65,892)	465	$(2,781)	$67,016
Proceeds from exercise of stock options	159		979				979
Stock compensation expense			12				12
Tax benefit from exercise of stock options			7				7
Net income				916			916
Balance at September 30, 2006	15,820	$16	$136,671	$(64,976)	465	$(2,781)	$68,930

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2006	September 30, 2005
Operating activities:
Net income	$916	$813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	761	767
Provision for doubtful accounts	52	118
Stock compensation expense	12	—
Tax benefit from stock compensation plan	7	—
Changes in operating assets and liabilities:
Accounts receivable	5,603	1,294
Inventories	(1,924)	(2,928)
Prepaid expenses and other current assets	119	105
Other assets	(1)	(1)
Accounts payable	(5,698)	1,429
Deferred revenue	2,381	(2,435)
Accrued payroll and related fringe benefits	(596)	(110)
Other accrued expenses	(363)	(585)
Other liabilities	674	(79)
Net cash provided by (used in) operating activities	1,943	(1,612)
Investing activities:
Purchases of fixed assets	(1,661)	(649)
Net cash used in investing activities	(1,661)	(649)
Financing activities:
Proceeds from exercise of stock options	979	1,015
Proceeds from exercise of warrants	—	440
Net cash provided by financing activities	979	1,455
Effect of foreign currency translation on cash	—	(13)
Net increase (decrease) in cash and cash equivalents	1,261	(819)
Cash and cash equivalents at beginning of period	24,512	25,609
Cash and cash equivalents at end of period	25,773	24,790

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2006 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2006.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (‘‘SFAS 123R’’). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by APB 25. This requires the Company to adopt the fair value model for recognizing compensation expense for employee stock options, and would have the effect of reducing the Company’s reported net income and net income per share.

On July 1, 2005, the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Stock compensation expense was approximately $12,000 and $0 for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was approximately $174,000 of unrecognized compensation cost related to non-vested stock-based compensation. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the three months ended September 30, 2006 that would result in any goodwill impairment.

Other Liabilities

Other liabilities consist primarily of security deposits received from customers for long term projects which are due to the customer beyond one year from the balance sheet date.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the three months ended September 30, 2006 and the year ended June 30, 2006, due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $22,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company’s combined state tax return. The tax provision was approximately $20,000 for the three months ended September 30, 2006 and 2005. The tax provision represents the estimated federal alternative minimum tax for the period.

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

2.     Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2006 and 2005, excludes the effect of approximately 872,000 and 2,395,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3.     Inventories

Inventories consist of the following:

	September 30, 2006 (Unaudited)	June 30, 2006
	(In thousands)
Raw materials and component parts	$121	$110
Work-in-progress	16,595	14,564
	16,716	14,674
Less progress payments	1,734	1,616
	$14,982	$13,058

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

The following is the Company’s business segment information for the three months ended September 30, 2006 and 2005 and as of September 30, 2006 and June 30, 2006:

	Three Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$17,491	$23,483
Data communications services	8,468	6,904
Intercompany eliminations	(240)	(811)
Total revenues	$25,719	$29,576
Income (loss) from operations:
Ground segment systems, networks and enterprise solutions	$(203)	$403
Data communications services	868	111
Interest income	268	229
Intercompany eliminations	3	90
Income before income taxes	$936	$833
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$325	$292
Data communications services	454	493
Intercompany eliminations	(18)	(18)
Total depreciation and amortization	$761	$767
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	100	172
Data communications services	1,561	477
Total expenditures for long-lived assets	$1,661	$649

	September 30, 2006 (Unaudited)	June 30, 2006
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$142,522	$145,125
Data communications services	13,437	13,256
Intercompany eliminations	(64,413)	(65,147)
Total assets	$91,546	$93,234

5.     Line of Credit

At September 30, 2006, the Company had a credit agreement in place which provided for a working capital line of credit of up to $20.0 million, which expired on November 1, 2006. The line of credit bore interest at the prime rate and was collateralized by a first security interest on all of the personal property of the Company. The credit agreement allowed the Company to borrow and apply letters of credit against the availability under the line of credit. In addition, the credit agreement contained certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which the Company was in compliance at September 30, 2006. As of September 30, 2006, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $15.4 million, which were applied against and reduced the amounts available under this credit facility.

On October 31, 2006, the Company entered into a new secured credit facility with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and loans may not be drawn in amounts in excess of $20 million. The line of credit bears interest at the prime rate or LIBOR plus 200 basis points, at the discretion of the Company, and is collateralized by a first security interest on all of the assets of the Company. The Company can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that the Company may borrow and apply letters of credit against the availability under the line of credit. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As part of the transition to the new credit facility, Citibank, N.A. will issue a standby letter of credit approximately $17.5 million to guarantee the outstanding letters of credit under the prior credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The products and services we offer include:    pre-engineered systems, systems design and integration services, managed network services and life cycle support services. To provide these products and services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. These customers are communications service providers, commercial enterprises, media and content broadcasters and government and government related entities. Our business is global, and we derive much of our revenue from developing countries and government and government related entities.

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

In the quarter ended September 30, 2006, an aggregate of 25% of our revenues were generated by sales to two government-related entities. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the data communication services segment. There have been no events during the three months ended September 30, 2006 that would result in any goodwill impairment.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues decreased by $5.6 million, or 24.1%, to $17.5 million for the three months ended September 30, 2006 compared to $23.0 million for the three months ended September 30, 2005. The decrease in revenues was primarily a result of a delay in the booking of certain major contracts late in fiscal 2006.

Revenues from Data Communication Services.    Revenues increased by $1.7 million, or 25.9%, to $8.3 million for the three months ended September 30, 2006 compared to $6.6 million for the three months ended September 30, 2005. The increase was due to an increase in life cycle support services to the government marketplace and equipment and services to a major U.S. enterprise customer.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions decreased by $5.5 million, or 27.9%, to $14.1 million for the three months ended September 30, 2006 from $19.5 million for the three months ended September 30, 2005. The decrease was mainly attributable to a lower revenue base. The gross margin increased to 19.4% of sales for the three months ended September 30, 2006 from 15.2% for the three months ended September 30, 2005. This increase in gross margin was mainly attributable to revenue related to U.S. Government and government related entities projects. The gross margin percentage experienced in the three months ended September 30, 2006 is higher than the historical norm and higher than the gross margin percentage expected for the remainder of fiscal year 2007.

Costs from Data Communications Services.    Costs from data communications services increased by $1.0 million, or 18.3%, to $6.6 million for the three months ended September 30, 2006 from $5.6 million for the three months ended September 30, 2005. Gross margin increased to 20.2% of sales for the three months ended September 30, 2006 compared to 15.1% for the three months ended September 30, 2005. The increase in the margin was primarily a result of an increase in sales in the government marketplace within life cycle support services which has higher margin than the other service offerings, along with consistent fixed costs within the network operation center on a higher revenue base, partially offset by the decrease in margin in the telephony service offering primarily a result of increased minutes termination costs from international long distance carriers. The gross margin percentage experienced in the three months ended September 30, 2006 is higher than the historical norm and higher than the gross margin percentage expected for the remainder of fiscal year 2007.

Selling and Marketing.    Selling and marketing expenses increased by $0.3 million, or 17.2%, to $1.8 million for the three months ended September 30, 2006 from $1.5 million for the three months ended September 30, 2005. The increase is a result of an increase in salary and salary related expenses for additional marketing personnel pursuing business in the government and government related entities marketplace, and expenses related to a new sales office in Afghanistan.

Research and Development.    Research and development expenses increased by $0.1 million, or 83.5%, to $0.2 million for the three months ended September 30, 2006 compared to $0.1 million for the three months ended September 30, 2005. The increase was principally due to costs associated with the next version of AxxysR Network Management System based on the ‘‘.Net’’ operating system for release in 2007.

General and Administrative.    General and administrative expenses increased by $0.2 million, or 7.0%, to $2.4 million for the three months ended September 30, 2006 from $2.3 million for the three months ended September 30, 2005. The increase in general and administrative expenses was primarily due to an increase in salary and related fringes due to an increase in headcount.

Interest Income.    Interest income remained consistent for the three months ended September 30, 2006 and 2005.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of $45.4 million, including cash and cash equivalents of $25.8 million, net accounts receivable of $25.2 million, inventories of $15.0 million, prepaid expenses and other current assets of $1.0 million, offset by $13.3 million in accounts payable, $4.2 million in accrued expenses and other current liabilities and $4.1 million in deferred revenues.

Net cash provided by operating activities during the three months ended September 30, 2006 was $1.9 million, which primarily related to a decrease in accounts receivable of $5.6 million due to the timing of billings and collections from customers, an increase in deferred revenue of $2.4 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, net income of $0.9 million, and a non-cash item representing depreciation and amortization expense of $0.8 million primarily related to the network operations center and satellite earth station equipment, offset by a decrease in accounts payable of $5.7 million relating to the reduction in revenues and the timing of vendor payments and an increase in inventory of $1.9 million due to the timing of shipments of certain jobs.

Net cash used in investing activities during the three months ended September 30, 2006 was $1.7 million, which primarily related to the purchase of teleport and network operations center assets primarily for a large program that we anticipate will be in service on July 1, 2007. This program will require significant additional capital expenditures for the teleport and network operations center during the year ending June 30, 2007. We estimate an additional $12 million in capital expenditures for the remainder of the year ending June 30, 2007 primarily for the teleport and network operations center for both this large program and other program requirements. We will use our existing working capital and if required the $7 million bridge line under our credit facility to meet these capital expenditure requirements.

Net cash provided by financing activities during the three months ended September 30, 2006 was $1.0 million, which related to proceeds from the exercise of stock options.

At September 30, 2006, we had a credit agreement in place, which provided for a working capital line of credit of up to $20.0 million and which expired on November 1, 2006. The line of credit bore interest at the prime rate and was collateralized by a first security interest on all of our personal property. The credit agreement allowed us to borrow and apply letters of credit against the availability under the line of credit. In addition, the credit agreement contained certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, as defined in the credit agreement, with which we were in compliance at September 30, 2006. As of September 30, 2006, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $15.4 million, which were applied against and reduced the amounts available under this credit facility.

On October 31, 2006 we entered into a new secured credit facility with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and direct borrowings may not be drawn in amounts in excess of $20 million. The line of credit bears interest at the prime rate or LIBOR plus 200 basis points, at our discretion, and is collateralized by a first security interest on all of our assets. The Company can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that we may borrow and apply letters of credit against the availability under the line of credit. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As part of the transition to the new credit facility, Citibank, N.A. will issue a standby letter of credit approximately $17.5 million to guarantee the outstanding letters of credit under our prior credit agreement.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2009. Future minimum lease payments due on these leases through September 30, 2007 are approximately $6.4 million.

At September 30, 2006, we had contractual obligations and other commercial commitments as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$10,799	$6,389	$4,106	$304	$—
Total contractual cash obligations	$10,799	$6,389	$4,106	$304	$—

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$15,435	$7,154	$8,281	$—	$—
Total commercial commitments	$15,435	$7,154	$8,281	$—	$—

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and capital expenditures for a large program, and that we may periodically experience negative cash flows due to variances in quarter to quarter operating performance. We will use existing working capital and if required, use our credit facility to meet these additional working capital requirements.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2007. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could defer our ability to close contracts with international customers.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At September 30, 2006, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4. Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fiscal quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Risk Factors

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with three customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 14% and 11% of our revenues in the three months ended September 30, 2006 from two separate government related entities, respectively. Also, we conduct a substantial proportion of our business in developing countries. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

We derive a substantial portion of our revenues from government and government related entities.

We derive a substantial portion of our revenues from government and government related entities. A future reduction in opportunities from government and government related entities would negatively impact our results of operations.

In the event of a catastrophic loss affecting our operations in Hauppauge, New York our results of operations would be harmed.

GNSC revenues and results of operations are dependant on the infrastructure of the Network Operations Center and the Long Island International Teleport at our headquarters in Hauppauge, New York. A catastrophic event to this facility or to the infrastructure of the surrounding area would result in significant delays in restoring a majority of the data communications services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would negatively impact our ability to sell our ground segment systems and networks. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.

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

We anticipate that a significant portion of the growth in the demand for our products and services will come from customers in developing countries due to a lack of basic communications infrastructure in these countries. However, we cannot guarantee an increase in the demand for our products and services in developing countries or that customers in these countries will accept our products and services at all. Our ability to penetrate emerging markets in developing countries is dependent upon various factors including:

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

We have had a history of operating losses and negative cash flow. Negative cash flows may occur as we pursue our business plan and our losses may reoccur, which may strain our capital resources.

Although we have recently been profitable, we had incurred significant net losses in the past and may continue to recognize negative cash flows from operations. Our ability to maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. In the past, we have incurred significant negative cash flows, which may reoccur if our business plan is not successful. Also, if we are unable to sustain or increase our profits on a quarterly or annual basis in the future or if our business undergoes a period of rapid growth, our operating cash flows may be negatively impacted.

Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks declines, our revenue and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue, the market demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least September 30, 2007. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures or acquisition of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From October 1, 2005 through September 30, 2006, our stock price ranged from a low of $5.88 per share to a high of $8.91 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Index to Exhibits:

Exhibit No.

10.1	Credit Facility Letter, dated October 25, 2006 from Citibank, N.A. to Globecomm Systems Inc. and countersigned on October 31, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 6, 2006).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)

Date: November 9, 2006	/s/ DAVID E. HERSHBERG

David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006	/s/ ANDREW C. MELFI

Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.

10.1	Credit Facility Letter, dated October 25, 2006 from Citibank, N.A. to Globecomm Systems Inc. and countersigned on October 31, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 6, 2006).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).