Form 10-Q
period 2006-12-31
GLOBECOMM SYSTEMS INC
filed 2007-02-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 5, 2007, there were 16,105,545 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,009	$24,512
Accounts receivable, net	37,977	30,837
Inventories	14,925	13,058
Prepaid expenses and other current assets	1,449	1,131
Deferred income taxes	22	22
Total current assets	80,382	69,560
Fixed assets, net	19,640	15,510
Goodwill	7,204	7,204
Other assets	967	960
Total assets	$108,193	$93,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,452	$19,020
Deferred revenues	5,511	1,691
Accrued payroll and related fringe benefits	3,782	2,872
Other accrued expenses	1,556	1,966
Deferred liabilities	316	316
Total current liabilities	33,617	25,865
Other liabilities	960	353
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2006 and June 30, 2006	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 16,211,180 at December 31, 2006 and 15,660,524 at June 30, 2006	16	16
Additional paid-in capital	139,551	135,673
Accumulated deficit	(63,170)	(65,892)
Treasury stock, at cost, 465,351 shares at December 31, 2006 and June 30, 2006	(2,781)	(2,781)
Total stockholders’ equity	73,616	67,016
Total liabilities and stockholders’ equity	$108,193	$93,234

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Revenues from ground segment systems, networks and enterprise solutions	$28,351	$22,604	$45,812	$45,623
Revenues from data communications services	8,370	7,308	16,628	13,865
Total revenues	36,721	29,912	62,440	59,488
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	23,202	18,701	37,277	38,226
Costs from data communications services	6,976	6,143	13,563	11,711
Selling and marketing	1,766	1,615	3,541	3,129
Research and development	323	161	523	270
General and administrative	2,951	2,552	5,365	4,808
Total costs and operating expenses	35,218	29,172	60,269	58,144
Income from operations	1,503	740	2,171	1,344
Interest income	348	227	616	456
Income before income taxes	1,851	967	2,787	1,800
Provision for income taxes	45	30	65	50
Net income	$1,806	$937	$2,722	$1,750
Basic net income per common share	$0.12	$0.06	$0.18	$0.12
Diluted net income per common share	$0.11	$0.06	$0.17	$0.11
Weighted-average shares used in the calculation of basic net income per common share	15,601	15,005	15,409	14,860
Weighted-average shares used in the calculation of diluted net income per common share	16,489	15,606	16,181	15,477

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2006	15,661	$16	$135,673	$(65,892)	465	$(2,781)	$67,016
Proceeds from exercise of stock options	507		3,353				3,353
Proceeds from exercise of warrants	43		344				344
Stock compensation expense			159				159
Tax benefit from stock compensation plan			22				22
Net Income				2,722			2,722
Balance at December 31, 2006	16,211	$16	$139,551	$(63,170)	465	$(2,781)	$73,616

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2006	December 31, 2005
OPERATING ACTIVITIES:
Net income	$2,722	$1,750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,487	1,534
Provision for doubtful accounts	220	281
Stock compensation expense	159	103
Tax benefit from stock compensation plan	22	—
Changes in operating assets and liabilities:
Accounts receivable	(7,360)	(4,363)
Inventories	(1,867)	(4,271)
Prepaid expenses and other current assets	(318)	(123)
Other assets	(7)	16
Accounts payable	3,432	6,077
Deferred revenue	3,820	(2,294)
Accrued payroll and related fringe benefits	910	549
Other accrued expenses	(410)	(143)
Other liabilities	607	(158)
Net cash provided by (used in) operating activities	3,417	(1,042)
INVESTING ACTIVITIES:
Purchases of fixed assets	(5,617)	(993)
Net cash used in investing activities	(5,617)	(993)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,353	1,316
Proceeds from exercise of warrants	344	440
Net cash provided by financing activities	3,697	1,756
Effect of foreign currency translation on cash	—	(20)
Net increase (decrease) in cash and cash equivalents	1,497	(299)
Cash and cash equivalents at beginning of period	24,512	25,609
Cash and cash equivalents at end of period	$26,009	$25,310

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2006 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2006.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (‘‘SAB 104’’), Revenue Recognition, for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company’s standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company’s long-term complex production-type projects. Revenue is recognized on the Company’s standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the system, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the system. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.

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

Stock compensation expense was approximately $147,000 and $159,000 for the three and six months ended December 31, 2006, respectively. Stock compensation expense was approximately $103,000 for the three and six months ended December 31, 2005. As of December 31, 2006, there was approximately $181,000 of unrecognized compensation cost related to non-vested stock-based compensation. The cost is expected to be recognized over a weighted-average period of 3.4 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the six months ended December 31, 2006 that would result in any goodwill impairment.

Other Liabilities

Other liabilities consist primarily of security deposits received from customers for long term projects which are due to the customer beyond one year from the balance sheet date.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the six months ended December 31, 2006 and the year ended June 30, 2006, due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $22,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company’s combined state tax return. The tax provision was approximately$45,000 and $65,000 for the three and six months ended December 31, 2006, respectively, and $30,000 and $50,000 for the three and six months ended December 31, 2005, respectively. The tax provision represents the estimated federal alternative minimum tax for the period.

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

2.	Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2006, excludes the effect of approximately 603,000 and 646,000 stock options in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2005, excludes the effect of approximately 2,189,000 and 2,207,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3.	Inventories

Inventories consist of the following:

	December 31, 2006 (Unaudited)	June 30, 2006
	(In thousands)
Raw materials and component parts	$132	$110
Work-in-progress	17,997	14,564
	18,129	14,674
Less progress payments	3,204	1,616
	$14,925	$13,058

4.	Segment Information

The Company operates through two business segments. Its ground segment systems, networks and enterprise solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks. Its data communications services segment, through GNSC, provides satellite communication services capabilities.

The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

The following is the Company’s business segment information for the three and six months ended December 31, 2006 and 2005 and as of December 31, 2006 and June 30, 2006:

	Three Months Ended		Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	(Unaudited) (Inthousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$28,351	$22,602	$45,842	$46,085
Data communications services	8,525	7,421	16,993	14,325
Intercompany eliminations	(155)	(111)	(395)	(922)
Total revenues	$36,721	$29,912	$62,440	$59,488
Income from operations:
Ground segment systems, networks and enterprise solutions	$1,013	$518	$810	$921
Data communications services	481	204	1,349	315
Interest income	348	227	616	456
Intercompany eliminations	9	18	12	108
Income before income taxes	$1,851	$967	$2,787	$1,800
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$310	$292	$635	$584
Data communications services	434	493	888	986
Intercompany eliminations	(18)	(18)	(36)	(36)
Total depreciation and amortization	$726	$767	$1,487	$1,534
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$1,197	$208	$1,297	$379
Data communications services	2,759	137	4,320	614
Total expenditures for long-lived assets	$3,956	$345	$5,617	$993

	December 31, 2006 (Unaudited)	June 30, 2006
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$157,946	$145,125
Data communications services	17,789	13,256
Intercompany eliminations	(67,542)	(65,147)
Total assets	$108,193	$93,234

5.	Line of Credit

On October 31, 2006, the Company entered into a secured credit facility with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and loans may not be drawn in amounts in excess of $20 million. The Line bears interest at the prime rate or LIBOR plus 200 basis points, at the discretion of the Company, and is collateralized by a first security interest on all of the assets of the Company. The Company can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that the Company may borrow and apply letters of credit against the availability under the line of credit. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of December 31, 2006, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $17.6 million, which were applied against and reduced the amounts available under this credit facility.

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

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from government and government related entities (‘‘government marketplace’’) and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts.

The products and services we offer include: pre-engineered systems, systems design and integration services, managed network services and life cycle support services. To provide these products and services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises, and media and content broadcasters.

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

In the three months ended December 31, 2006, 20% of our revenues was generated by one customer in the government marketplace. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 (‘‘SAB 104’’), Revenue Recognition, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the data communication services segment. There have been no events during the six months ended December 31, 2006 that would result in any goodwill impairment.

Deferred tax assets

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding our ability to utilize the net operating losses in the future, we have provided a valuation allowance against the operating losses and temporary differences.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and the creditworthiness of the customer. An assessment of the inherent risks in conducting our business with foreign customers is also made since a significant portion of our revenues is international. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer creditworthiness and current economic trends. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Results of Operations

Three and Six Months Ended December 31, 2006 and 2005

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues increased by $5.7 million, or 25.4%, to $28.4 million for the three months ended December 31, 2006 and increased by $0.2 million, or 0.4%, to $45.8 million for the six months ended December 31, 2006, compared to $22.6 million and $45.6 million for the three and six months ended December 31, 2005, respectively. The increase in revenues in the three months ended December 31, 2006 was primarily driven by the increase in the pre-engineered systems product line revenue in the government marketplace.

Revenues from Data Communication Services.    Revenues increased by $1.1 million, or 14.5%, to $8.4 million for the three months ended December 31, 2006 and increased by $2.8 million, or 19.9%, to $16.6 million for the six months ended December 31, 2006, compared to $7.3 million and $13.9 million for the three and six months ended December 31, 2005, respectively. The increase in the three months ended December 31, 2006 was primarily due to an increase in life cycle support services in the government marketplace. The increase in the six months ended December 31, 2006 was primarily due to an increase in life cycle support services in the government marketplace and equipment and services to a major U.S enterprise customer, along with an increase in telephony services.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $4.5 million, or 24.1%, to $23.2 million for the three months ended December 31, 2006 and decreased by $0.9 million, or 2.5% to $37.3 million for the six months ended December 31, 2006, compared to $18.7 million and $38.2 million for the three and six months ended December 31, 2005, respectively. The gross margin increased to 18.2% and 18.6% for the three and six months ended December 31, 2006 from 17.3% and 16.2% for the three and six months ended December 31, 2005, respectively. This increase in gross margin was mainly attributable to revenue related to pre-engineered systems product line in the government marketplace, in particular one contract with a foreign government customer with a higher than normal gross margin.

Costs from Data Communications Services.    Costs from data communications services increased by $0.8 million, or 13.6%, to $7.0 million for the three months ended December 31, 2006 and increased by $1.9 million, or 15.8%, to $13.6 million for the six months ended December 31, 2006, compared to $6.1 million and $11.7 million for the three and six months ended December 31, 2005, respectively. The gross margin increased to 16.7% and 18.4% for the three and six months ended December 31, 2006 from 15.9% and 15.5% for the three and six months ended December 31, 2005, respectively. The increase in the margin was primarily a result of an increase in revenue in the government marketplace within life cycle support services which has higher margin than the other service offerings, along with consistent fixed costs within the network operation center on a higher revenue base, partially offset by the decrease in margin in the telephony service offering primarily a result of increased minutes termination costs from international long distance carriers. The gross margin percentage experienced in the three and six months ended December 31, 2006 is higher than our historical norm and higher than the gross margin percentage expected for the remainder of fiscal year 2007.

Selling and Marketing.    Selling and marketing expenses increased by $0.2 million, or 9.3%, to $1.8 million for the three months ended December 31, 2006 and increased by $0.4 million, or 13.2%, to $3.5 million for the six months ended December 31, 2006, compared to $1.6 million and $3.1 million for the three and six months ended December 31, 2005, respectively. The increase is a result of an increase in salary and salary related expenses for additional marketing personnel pursuing business in the government marketplace, travel and living expenses related to marketing efforts exploring new markets and expenses related to the sales office in Afghanistan.

Research and Development.    Research and development expenses increased by $0.2 million, or 100.6%, to $0.3 million for the three months ended December 31, 2006 and increased by $0.3 million, or 93.7%, to $0.5 million for the six months ended December 31, 2006, compared to $0.2 million and $0.3 million for the three and six months ended December 31, 2005, respectively. The increase was principally due to costs associated with developing the next version of AxxSysR Network Management System on the ‘‘.Net’’ operating system.

General and Administrative.    General and administrative expenses increased by $0.4 million, or 15.6%, to $3.0 million for the three months ended December 31, 2006 and increased by $0.6 million, or 11.6%, to $5.4 million for the six months ended December 31, 2006, compared to $2.6 million and $4.8 million for the three and six months ended December 31, 2005, respectively. The increase in general and administrative expenses was due to an increase in salary and related fringes primarily due to the increase in the Company’s pay for performance plan and salary increases.

Interest Income.    Interest income increased by $0.1 million, or 53.3%, to $0.3 million for the three months ended December 31, 2006 and increased by $0.2 million, or 35.1%, to $0.6 million for the six months ended December 31, 2006, compared to $0.2 million and $0.5 million for the three and six months ended December 31, 2005, respectively, as a result of increased interest rates.

Liquidity and Capital Resources

At December 31, 2006, we had working capital of $46.8 million, including cash and cash equivalents of $26.0 million, net accounts receivable of $38.0 million, inventories of $14.9 million, prepaid expenses and other current assets of $1.5 million, offset by $22.5 million in accounts payable, $5.7 million in accrued expenses and other current liabilities and $5.5 million in deferred revenues.

Net cash provided by operating activities during the six months ended December 31, 2006 was $3.4 million, which primarily related to an increase in deferred revenue of $3.8 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, an increase in accounts payable of $3.4 million relating to the increase in revenues and inventories and the timing of vendor payments, net income of $2.7 million, a non-cash item representing depreciation and amortization expense of $1.5 million primarily related to the network operations center and satellite earth station equipment, an increase in accrued payroll and related fringe benefits of $0.9 million due to the timing of payroll and the increase in the 401k match accrual paid once a year in January, and an increase in other liabilities of $0.6 million primarily due to the receipt of a customer deposit for a large program, offset by an increase in accounts receivable of $7.4 million due to an increase in revenues in the six months ended December 31, 2006 and the timing of billings and collections from customers, and an increase in inventory of $1.9 million due to the timing of shipments of certain jobs.

Net cash used in investing activities during the six months ended December 31, 2006 was $5.6 million, which primarily related to the purchase of network operations center and teleport assets primarily for a large program that we anticipate will be in service on July 1, 2007. This program will require significant additional capital expenditures for the network operations center, teleport and facilities upgrade during the year ending June 30, 2007. In addition, we are upgrading our facility to meet the requirements of our increase in business levels. We estimate an additional $10 million in capital expenditures for the remainder of the year ending June 30, 2007 primarily for the network operations center, teleport, and facility upgrade for both this large program and other requirements due to the increase in business levels. We will use our existing working capital and, if required, the $7 million bridge line under our credit facility to meet these capital expenditure requirements.

Net cash provided by financing activities during the six months ended December 31, 2006 was $3.7 million, which related to proceeds from the exercise of stock options and warrants.

At December 31, 2006, we had a credit facility in place with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and direct borrowings may not be drawn in amounts in excess of $20 million. The Line bears interest at the prime rate or LIBOR plus 200 basis points, at our discretion, and is collateralized by a first security interest on all of our assets. We can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that we may borrow and apply letters of credit against the availability under the Line. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of December 31, 2006, no borrowings were outstanding under the credit facility, however, there were standby letters of credit of approximately $17.6 million, which were applied against and reduced the amounts available under the facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2009. Future minimum lease payments due on these leases through December 31, 2007 are approximately $5.5 million.

At December 31, 2006, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$8,852	$5,517	$3,101	$234	$—
Total contractual obligations	$8,852	$5,517	$3,101	$234	$—

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$17,649	$13,196	$4,453	$—	$—
Total commercial commitments	$17,649	$13,196	$4,453	$—	$—

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for capital expenditures for a large program and for work in progress for orders as obtained, and that we may periodically experience negative cash flows due to variances in quarter to quarter operating performance. We will use existing working capital and, if required, use our credit facility to meet these additional working capital requirements.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 31, 2007. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could deter our ability to close contracts with international customers.

Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, capital expenditures, research and development activities, the timing and extent of our marketing programs, and we may be required to reduce headcount. We cannot assure you that additional financing will be available to us on acceptable terms, or at all.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At December 31, 2006, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fiscal quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

Risk Factors

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with four customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 20% of our revenues in the three months ended December 31, 2006 from one customer in the government marketplace. Also, we conduct a substantial proportion of our business in developing countries. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or impractical or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We derive a substantial portion of our revenues from the government marketplace.

We derive a substantial portion of our revenues from government marketplace. This business tends to have higher gross margins than other segments of our business. A future reduction in the proportion of our business from government marketplace would negatively impact our results of operations.

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

We market and sell a substantial portion of our products and services internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our products and services to customers and harm our results of operations;

•	difficulties in collecting accounts receivable could adversely affect our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the International Emergency Economic Powers Act or similar legislation;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	complex foreign laws and treaties could affect our ability to compete; and

•	potentially adverse taxes could affect our results of operations.

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

GNSC’s future revenues and results of operations are dependent on its execution of its business strategy and development of the market for its current and future services. GNSC has had, and we expect will continue to have, cash requirements, which have decreased and will continue to decrease our cash resources. If GNSC does not efficiently and substantially utilize its transponder space capacity and increase its level of orders, its cash requirements may increase and our results of operations will be harmed. In addition, significant capital expenditures have been required as we have built our network operation center to provide our service offerings. If our service offerings are not accepted, or if the market fails to grow, we cannot assure you that we will be able to realize an appropriate return on these capital expenditures.

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

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the satellite ground segment systems and networks market generally fall into two groups: (1) system integrators, like Thales, Data Path, and SED Systems, and (2) equipment manufacturers who also provide integrated systems, like General Dynamics SATCOM Technologies, Andrew Corporation, Viasat, Alcatel and ND Satcom AG.

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

Although we have recently been profitable, we had incurred significant net losses in the past and may incur negative cash flows from operations. Our ability to maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services, including our data communications services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. In the past, we have incurred significant negative cash flows, which may reoccur if our business plan is not successful. Also, if we are unable to sustain or increase our profits on a quarterly or annual basis in the future or if our business undergoes a period of rapid growth, our operating cash flows may be negatively impacted.

Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks declines, our revenue and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite ground segment systems and networks. If the long-term growth in demand for communications networks does not continue, the market demand for our satellite ground segment systems and networks may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and network operators has increased pricing pressures.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2007. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures or acquisition of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From January 1, 2006 through December 31, 2006, our stock price ranged from a low of $5.88 per share to a high of $9.70 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Matters voted upon at the Annual Meeting of stockholders held on November 16, 2006 and the results of the voting were as follows:

(i)	The following individuals were elected by the Stockholders to serve as Directors:

Board Member	For	Withheld
Richard E. Caruso	12,992,671	1,901,247
David E. Hershberg	14,399,412	494,506
Harry L. Hutcherson, Jr.	14,395,412	498,506
Brian T. Maloney	14,117,846	776,072
Kenneth A. Miller	14,394,179	499,739
Jack A. Shaw	14,395,212	498,706
A. Robert Towbin	14,394,429	499,489
C.J. Waylan	14,395,212	498,706

(ii)	To approve the 2006 Stock Incentive Plan was voted upon as follows: 7,516,420 shares for; 982,447 shares against; and 42,347 shares abstaining.

(iii)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2007 was voted upon as follows: 14,776,958 shares for; 95,294 shares against; and 21,666 shares abstaining.

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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: February 9, 2007	/s/ DAVID E. HERSHBERG
David E. Hershberg Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: February 9, 2007	/s/ ANDREW C. MELFI
Andrew C. Melfi Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).