Form 10-Q
period 2007-03-31
GLOBECOMM SYSTEMS INC
filed 2007-05-10
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007, there were 16,332,404 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

Index to the March 31, 2007

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,768	$24,512
Accounts receivable, net	26,667	30,837
Inventories	16,770	13,058
Prepaid expenses and other current assets	1,718	1,131
Deferred income taxes	22	22
Total current assets	74,945	69,560
Fixed assets, net	27,368	15,510
Goodwill	7,204	7,204
Other assets	908	960
Total assets	$110,425	$93,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,644	$19,020
Deferred revenues	6,351	1,691
Accrued payroll and related fringe benefits	3,716	2,872
Other accrued expenses	1,921	1,966
Deferred liabilities	296	316
Total current liabilities	30,928	25,865
Other liabilities	1,077	353
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2007 and June 30, 2006	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 16,631,668 at March 31, 2007 and 15,660,524 at June 30, 2006	17	16
Additional paid-in capital	142,022	135,673
Accumulated deficit	(60,838)	(65,892)
Treasury stock, at cost, 465,351 shares at March 31, 2007 and June 30, 2006	(2,781)	(2,781)
Total stockholders’ equity	78,420	67,016
Total liabilities and stockholders’ equity	$110,425	$93,234

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Revenues from ground segment systems, networks and enterprise solutions	$31,818	$23,735	$77,630	$69,358
Revenues from data communications services	7,299	7,306	23,927	21,171
Total revenues	39,117	31,041	101,557	90,529
Costs and operating expenses:
Costs from ground segment systems, networks and enterprise solutions	25,225	19,616	62,502	57,842
Costs from data communications services	6,131	5,873	19,694	17,584
Selling and marketing	2,290	1,871	5,831	5,000
Research and development	440	268	963	538
General and administrative	3,033	2,379	8,398	7,187
Total costs and operating expenses	37,119	30,007	97,388	88,151
Income from operations	1,998	1,034	4,169	2,378
Interest income	391	247	1,007	703
Income before income taxes	2,389	1,281	5,176	3,081
Provision for income taxes	57	42	122	92
Net income	$2,332	$1,239	$5,054	$2,989
Basic net income per common share	$0.15	$0.08	$0.32	$0.20
Diluted net income per common share	$0.14	$0.08	$0.31	$0.19
Weighted-average shares used in the calculation of basic net income per common share	16,045	15,098	15,620	14,940
Weighted-average shares used in the calculation of diluted net income per common share	16,954	15,682	16,473	15,547

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine months ended March 31, 2007
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2006	15,661	$16	$135,673	$(65,892)	465	$(2,781)	$67,016
Proceeds from exercise of stock options	791	1	5,028				5,029
Proceeds from exercise of warrants	180		1,101				1,101
Stock compensation expense			171				171
Tax benefit from stock compensation plan			49				49
Net income				5,054			5,054
Balance at March 31, 2007	16,632	$17	$142,022	$(60,838)	465	$(2,781)	$78,420

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2007	March 31, 2006
Operating activities:
Net income	$5,054	$2,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,229	2,287
Provision for doubtful accounts	457	379
Stock compensation expense	171	105
Tax benefit from stock compensation plan	49	—
Changes in operating assets and liabilities:
Accounts receivable	3,713	526
Inventories	(3,712)	(3,991)
Prepaid expenses and other current assets	(587)	(126)
Other assets	52	73
Accounts payable	(376)	(368)
Deferred revenue	4,660	(2,586)
Accrued payroll and related fringe benefits	844	(61)
Other accrued expenses	(45)	—
Other liabilities	704	(238)
Net cash provided by (used in) operating activities	13,213	(1,011)
Investing activities:
Purchases of fixed assets	(14,087)	(1,332)
Net cash used in investing activities	(14,087)	(1,332)
Financing activities:
Proceeds from exercise of stock options	5,029	1,996
Proceeds from exercise of warrants	1,101	440
Net cash provided by financing activities	6,130	2,436
Effect of foreign currency translation on cash	—	(22)
Net increase in cash and cash equivalents	5,256	71
Cash and cash equivalents at beginning of period	24,512	25,609
Cash and cash equivalents at end of period	$29,768	$25,680

See accompanying notes.

GLOBECOMM SYSTEMS INC.
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2007, or for any future period.

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

On July 1, 2005, the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Under this application, the Company records compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Stock compensation expense was approximately $12,000 and $171,000 for the three and nine months ended March 31, 2007, respectively. Stock compensation expense was approximately $2,000 and $105,000 for the three and nine months ended March 31, 2006. As of March 31, 2007, there was approximately $208,000 of unrecognized compensation cost related to non-vested stock-based compensation. The cost is expected to be recognized over a weighted-average period of 3.3 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment. There have been no events during the nine months ended March 31, 2007 that would result in any goodwill impairment.

Other Liabilities

Other liabilities consist primarily of security deposits received from customers for long term projects which are due to the customer beyond one year from the balance sheet date.

Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. For the nine months ended March 31, 2007 and the year ended June 30, 2006, due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company provided a valuation allowance against its previously recorded deferred tax assets except for approximately $22,000, representing state investment tax credit carryforwards that will be utilized to offset state capital taxes on the Company’s combined state tax return. The tax provision was approximately $57,000 and $122,000 for the three and nine months ended March 31, 2007, respectively, and $42,000 and $92,000 for the three and nine months ended March 31, 2006, respectively. The tax provision represents the estimated federal alternative minimum tax for the period.

In June 2006, the FASB issued FASB Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of an income tax position if that income tax position is more likely than not of being sustained on audit, based on technical merits of the income tax position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

2.    Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2007, excludes the effect of approximately 422,000 and 557,000 stock options in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2006, excludes the effect of approximately 1,945,000 and 1,948,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	March 31, 2007 (Unaudited)	June 30, 2006
	(In thousands)
Raw materials and component parts	$99	$110
Work-in-progress	17,839	14,564
	17,938	14,674
Less progress payments	1,168	1,616
	$16,770	$13,058

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

The following is the Company’s business segment information for the three and nine months ended March 31, 2007 and 2006 and as of March 31, 2007 and June 30, 2006:

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007,	March 31, 2006
	(Unaudited)
	(In thousands)
Revenues:
Ground segment systems, networks and enterprise solutions	$31,818	$23,825	$77,660	$69,910
Data communications services	7,376	7,844	24,369	22,169
Intercompany eliminations	(77)	(628)	(472)	(1,550)
Total revenues	$39,117	$31,041	$101,557	$90,529
Income from operations:
Ground segment systems, networks and enterprise solutions	$1,830	$528	$2,640	$1,449
Data communications services	163	488	1,512	803
Interest income	391	247	1,007	703
Intercompany eliminations	5	18	17	126
Income before income taxes	$2,389	$1,281	$5,176	$3,081
Depreciation and amortization:
Ground segment systems, networks and enterprise solutions	$327	$313	$962	$896
Data communications services	426	458	1,314	1,445
Intercompany eliminations	(11)	(18)	(47)	(54)
Total depreciation and amortization	$742	$753	$2,229	$2,287
Expenditures for long-lived assets:
Ground segment systems, networks and enterprise solutions	$4,694	$139	$5,991	$519
Data communications services	3,776	199	8,096	813
Total expenditures for long-lived assets	$8,470	$338	$14,087	$1,332

	March 31, 2007 (Unaudited)	June 30, 2006
	(In thousands)
Assets:
Ground segment systems, networks and enterprise solutions	$161,006	$145,125
Data communications services	19,726	13,256
Intercompany eliminations	(70,307)	(65,147)
Total assets	$110,425	$93,234

5.    Line of Credit

On October 31, 2006, the Company entered into a secured credit facility with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and loans may not be drawn in amounts in excess of

$20 million. The Line bears interest at the prime rate or LIBOR plus 200 basis points, at the discretion of the Company, and is collateralized by a first priority security interest on all of the assets of the Company. The Company can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that the Company may borrow and apply letters of credit against the availability under the line of credit. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of March 31, 2007, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $16.3 million, which were applied against and reduced the amounts available under this credit facility.

6.    Subsequent Event

On May 2, 2007, the Company acquired from Lyman Bros., Inc. (‘‘Lyman’’) substantially all of the assets and assumed certain liabilities of GlobalSat, LLC (the ‘‘Assets’’), 100% of the equity interests of Lyman Maryland Properties, LLC and Turbo Logic Associates, LLC, both Delaware limited liability companies and wholly-owned subsidiaries of Lyman (the ‘‘Companies’’). Together, the assets and the Companies comprise the GlobalSat division of Lyman. GlobalSat is a global provider of satellite-based telecommunications services. Headquartered in Metropolitan Washington D.C., it employs approximately 70 U.S. Government cleared staff worldwide and has a high concentration of recurring service revenues in the government marketplace. The GlobalSat business will operate in the data communication services segment under the name of Globecomm Services Maryland LLC and will be a wholly-owned subsidiary of the Company.

The Company acquired the GlobalSat business for a purchase price of $18.4 million in cash, subject to certain working capital adjustments. The purchase price was funded in part through a five-year $16.0 million acquisition term loan (‘‘Acquisition Loan’’) provided by Citibank, N.A. The Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the discretion of the Company, and is collateralized by a first priority security interest on all of the assets of the Company, including the GlobalSat assets. The Acquisition Loan contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements and can be repaid by the Company at any time without premium or penalty.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues, and the performance of the GlobalSat business following its acquisition. These risks and others are more fully described in the ‘‘Risk Factors’’ section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

In the three months ended March 31, 2007, 54% of our revenues were generated by two customers in the government marketplace. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the data communication services segment. There have been no events during the nine months ended March 31, 2007 that would result in any goodwill impairment.

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

Results of Operations

Three and Nine Months Ended March 31, 2007 and 2006

Revenues from Ground Segment Systems, Networks and Enterprise Solutions.    Revenues increased by $8.1 million, or 34.1%, to $31.8 million for the three months ended March 31, 2007 and increased by $8.3 million, or 11.9%, to $77.6 million for the nine months ended March 31, 2007, compared to $23.7 million and $69.4 million for the three and nine months ended March 31, 2006, respectively. The increase in revenues was primarily driven by the increase in the pre-engineered systems product line revenue in the government marketplace.

Revenues from Data Communication Services.    Revenues remained consistent at $7.3 million for the three months ended March 31, 2007 and 2006 and increased by $2.8 million, or 13.0%, to

$23.9 million for the nine months ended March 31, 2007, compared to $21.2 million for the nine months ended March 31, 2006. Although revenues were consistent for the three months ended March 31, 2007 and 2006, the revenue within the life cycle support services increased due to an increase in the government marketplace offset by a decrease in telephony services due to increased competition. The increase in the nine months ended March 31, 2007 was primarily due to an increase in life cycle support services in the government marketplace and the sale of equipment and services to a major U.S enterprise customer, partially offset by a decrease in telephony services due to increased competition.

Costs from Ground Segment Systems, Networks and Enterprise Solutions.    Costs from ground segment systems, networks and enterprise solutions increased by $5.6 million, or 28.6%, to $25.2 million for the three months ended March 31, 2007 and increased by $4.7 million, or 8.1% to $62.5 million for the nine months ended March 31, 2007, compared to $19.6 million and $57.8 million for the three and nine months ended March 31, 2006, respectively. The gross margin increased to 20.7% and 19.5% for the three and nine months ended March 31, 2007 from 17.4% and 16.6% for the three and nine months ended March 31, 2006, respectively. This increase in gross margin for the three and nine months ended March 31, 2007 was mainly attributable to increased revenue related to the pre-engineered systems product line in the government marketplace, in particular one and two customers, respectively with higher than our usual gross margins.

Costs from Data Communications Services.    Costs from data communications services increased by $0.3 million, or 4.4%, to $6.1 million for the three months ended March 31, 2007 and increased by $2.1 million, or 12.0%, to $19.7 million for the nine months ended March 31, 2007, compared to $5.9 million and $17.6 million for the three and nine months ended March 31, 2006, respectively. The gross margin decreased to 16.0% for the three months ended March 31, 2007 and increased to 17.7% for the nine months ended March 31, 2007, from 19.6% and 16.9% for the three and nine months ended March 31, 2006, respectively. The decrease in gross margin for the three months ended March 31, 2007 is primarily the result of lower margins in telephony services due to increased minutes termination costs and increased competition.The increase in the gross margin for the nine months ended March 31, 2007 was primarily a result of an increase in revenue in the government marketplace within life cycle support services which has higher margin than the other service offerings, partially offset by the decrease in margin in the telephony service offering. The gross margin percentage experienced in the nine months ended March 31, 2007 is higher than our historical norm and higher than the gross margin percentage expected for the remainder of fiscal year 2007.

Selling and Marketing.    Selling and marketing expenses increased by $0.4 million, or 22.4%, to $2.3 million for the three months ended March 31, 2007 and increased by $0.8 million, or 16.6%, to $5.8 million for the nine months ended March 31, 2007, compared to $1.9 million and $5.0 million for the three and nine months ended March 31, 2006, respectively. The increase is a result of an increase in salary and salary related expenses for additional marketing personnel pursuing business in the government marketplace, travel and living expenses related to marketing efforts exploring new markets and expenses related to the sales office in Afghanistan.

Research and Development.    Research and development expenses increased by $0.2 million, or 64.2%, to $0.4 million for the three months ended March 31, 2007 and increased by $0.4 million, or 79.0%, to $1.0 million for the nine months ended March 31, 2007, compared to $0.3 million and $0.5 million for the three and nine months ended March 31, 2006, respectively. The increase was principally due to costs associated with developing the next version of AxxSysR Network Management System on the ‘‘.Net’’ operating system called AxxSysR Orion and additional efforts enhancing the cellular hosted switch offering.

General and Administrative.    General and administrative expenses increased by $0.7 million, or 27.5%, to $3.0 million for the three months ended March 31, 2007 and increased by $1.2 million, or 16.8%, to $8.4 million for the nine months ended March 31, 2007, compared to $2.4 million and $7.2 million for the three and nine months ended March 31, 2006, respectively. The increase in general and administrative expenses was due to an increase in fringes primarily due to the increase in the Company’s pay for performance plan, salary increases due to an increase in headcount and an increase in bad debt expense in the data communications service business.

Interest Income.    Interest income increased by $0.1 million, or 58.3%, to $0.4 million for the three months ended March 31, 2007 and increased by $0.3 million, or 43.2%, to $1.0 million for the nine months ended March 31, 2007, compared to $0.2 million and $0.7 million for the three and nine months ended March 31, 2006, respectively, as a result of increased interest rates coupled with an increase in the balance of cash and cash equivalents.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $44.0 million, including cash and cash equivalents of $29.8 million, net accounts receivable of $26.7 million, inventories of $16.8 million, prepaid expenses and other current assets of $1.7 million, offset by $18.6 million in accounts payable, $6.4 million in deferred revenues and $5.9 million in accrued expenses and other current liabilities.

During the nine months ended March 31, 2007, we generated significant cash flow from operations, which in large part was applied to major capital improvements described below. We do not expect that capital expenditures during the fiscal year ending June 30, 2008 will be at the same levels as we have experienced this fiscal year.

Net cash provided by operating activities during the nine months ended March 31, 2007 was $13.2 million, which primarily related to net income of $5.1 million, an increase in deferred revenue of $4.7 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, a decrease in accounts receivable of $3.7 million due to the timing of billings and collections from customers, a non-cash item representing depreciation and amortization expense of $2.2 million primarily related to the network operations center and satellite earth station equipment and an increase in accrued payroll and related fringe benefits of $0.8 million due to the timing of payroll and the increase in the company’s pay for the performance plan, partially offset by an increase in inventory of $3.7 million due to the timing of shipments of certain jobs.

Net cash used in investing activities during the nine months ended March 31, 2007 was $14.1 million, which primarily related to the purchase of network operations center and teleport assets primarily for a large program that we anticipate will be in service on July 1, 2007. In addition, we are upgrading our facility to meet the requirements of our increase in business levels. We estimate an additional $3 million in capital expenditures for the remainder of the year ending June 30, 2007 primarily for the network operations center, teleport, and facility upgrade for both this large program and other requirements due to the increase in business levels. We will use our existing working capital to meet these capital expenditure requirements.

Net cash provided by financing activities during the nine months ended March 31, 2007 was $6.1 million, which related to proceeds from the exercise of stock options and warrants.

On May 2, 2007, we acquired from Lyman Bros., Inc. substantially all of the assets and the assumed certain liabilities of GlobalSat, LLC and 100% of the equity interests of Lyman Maryland Properties, LLC and Turbo Logic Associates, LLC which is collectively known as the GlobalSat business. GlobalSat is a global provider of satellite-based telecommunications services. Headquartered in Metropolitan Washington D.C., the GlobalSat business employs approximately 70 U.S. Government cleared staff worldwide and has a high concentration of recurring service revenues in the government marketplace.

Pursuant to the terms of the Purchase Agreement, we acquired the GlobalSat business for a purchase price of $18.4 million in cash, subject to certain working capital adjustments. The purchase price was funded, in part, through a five-year $16.0 million acquisition term loan (‘‘Acquisition Loan’’) provided by Citibank, N.A. The Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at our discretion, and is collateralized by a first priority security interest on all of our assets, including the GlobalSat assets.

At March 31, 2007, we had a credit facility in place with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and

(3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and direct borrowings may not be drawn in amounts in excess of $20 million. The Line bears interest at the prime rate or LIBOR plus 200 basis points, at our discretion, and is collateralized by a first priority security interest on all of our assets. We can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that we may borrow and apply letters of credit against the availability under the Line. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of March 31, 2007, no borrowings were outstanding under the credit facility; however, there were standby letters of credit of approximately $16.3 million, which were applied against and reduced the amounts available under the facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through 2009. Future minimum lease payments due on these leases through March 31, 2008 are approximately $6.8 million.

At March 31, 2007, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Operating leases	$10,340	$6,778	$3,059	$503	$—
Total contractual obligations	$10,340	$6,778	$3,059	$503	$—

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	More Than 5 years
Standby letters of credit	$16,283	$14,203	$2,080	$—	$—
Total commercial commitments	$16,283	$14,203	$2,080	$—	$—

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the ground segment systems, networks and data communications services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2008. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time. For example, future events occurring in response to the hostilities in Iraq and Afghanistan, or in connection with any armed conflict, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our products and services in the United States and internationally may impact our results of operations. Unexpected events negatively impacting international commerce, including additional conflicts in the Middle East, could deter our ability to close contracts with international customers.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At March 31, 2007, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fiscal quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

Risk Factors

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 54% of our revenues in the three months ended March 31, 2007 from two customers in the government marketplace. Also, we conduct a substantial proportion of our business in developing countries. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or impractical or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We may not realize all of the anticipated benefits of our acquisition of the GlobalSat business.

The success of our recent acquisition of the GlobalSat business depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the GlobalSat business with our business, and the failure to realize these anticipated benefits could cause our business to be materially adversely affected.

Our success in realizing these benefits and the timing of this realization depends upon our successful integration of the operations of the GlobalSat business. The integration of two independent businesses is a complex, costly and time-consuming process. The difficulties of combining the operations of the businesses include, among others:

•	retaining key employees;

•	bridging possible differences in cultures and management philosophies;

•	consolidating corporate and administrative infrastructures and systems;

•	coordinating sales and marketing functions;

•	preserving our and the GlobalSat business’ customer, supplier and other important relationships;

•	aligning and executing on new product roadmaps;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We acquired the GlobalSat business for $18.4 million and entered into a five-year $16 million acquisition term loan. We plan for the future cash flow of the GlobalSat division business to fund the principal and interest payments of the acquisition term loan, unless it is repaid from other financing proceeds. The GlobalSat business is generally dependant upon agreements with three customers to provide equipment and services, from which we expect to generate a significant portion of revenues relating to the GlobalSat business. If any of these three customers modifies or terminates its agreement with GlobalSat, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We cannot assure you that our integration of the GlobalSat business will result in the realization of the full benefits that we anticipate will result from the acquisition. Any inability to integrate successfully, or a delay in integrating, the GlobalSat business could have a material adverse effect on us.

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

We may not be able to keep pace with technological changes, which would cause our products and services to become non-competitive and obsolete.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least March 31, 2008. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures or acquisition of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. We have an effective shelf registration statement on file with the Securities and Exchange Commission covering the possible offering of us of up to $50 million of our common stock. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From April 1, 2006 through March 31, 2007, our stock price ranged from a low of $6.30 per share to a high of $11.63 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Index to Exhibits:

Exhibit No.
2.1.1	Asset Purchase Agreement, dated as of April 23, 2007, by and between, Globecomm Systems Inc., Lyman Bros., Inc., GlobalSat, LLC and Globecomm Services Maryland LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 8, 2007).
4.1	Term Loan Agreement, dated as of May 2, 2007, by and between Globecomm Systems Inc. and Citibank, N.A.
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a− 14 and 15d− 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)
Date: May 10, 2007	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2007	/s/ ANDREW C. MELFI
Andrew C. Melfi
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.
2.1.1	Asset Purchase Agreement, dated as of April 23, 2007, by and between, Globecomm Systems Inc., Lyman Bros., Inc., GlobalSat, LLC and Globecomm Services Maryland LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 8, 2007).
4.1	Term Loan Agreement, dated as of May 2, 2007, by and between Globecomm Systems Inc. and Citibank, N.A.
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).