Form 10-K
period 2007-06-30
GLOBECOMM SYSTEMS INC
filed 2007-09-13
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Based on the closing sale price on the Nasdaq Global Market on December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the ‘‘Common Stock’’) held by non-affiliates of the registrant on such date was approximately $132.2 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.

As of September 10, 2007, there were 19,477,045 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Globecomm Systems Inc. relative to the 2007 Annual Meeting of Stockholders to be held on November 15, 2007, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

Globecomm Systems Inc., or Globecomm, was incorporated in Delaware in August 1994. Globecomm is a leading provider of satellite-based communications infrastructure solutions and services on a global basis. Our services are provided by our wholly-owned subsidiaries, Globecomm Network Services Corp. (‘‘GNSC’’), and Globecomm Services Maryland LLC (‘‘GSM’’).

Our goal is to provide our customers with a comprehensive suite of design, engineering, installation and integration solutions, managed network services and lifecycle support services, by employing our expertise in emerging satellite-based communication technologies. By offering both infrastructure solutions and services, we provide our customers with a complete end-to-end solution for their satellite-based communications requirements. We believe our integrated approach of combining in-house design and engineering expertise with world-class teleport and network operating centers is a competitive advantage and enables us to meet our customers’ needs in a timely and cost-effective manner.

Infrastructure Solutions

Our infrastructure solutions consist of the design, engineering, integration and installation of ground segment systems and networks, which are deployed in communications networks that include a satellite component. We combine our expert engineering and design capabilities with state-of-the-art technologies and products to provide solutions for building and maintaining satellite earth stations, uplink centers, broadcast centers and Internet Protocol-based (IP) communication networks. In the case of complex IP-based networks, our infrastructure solutions support a wide range of network applications and facilitate ‘‘quadruple play’’ services, comprised of video, data, voice and wireless communications.

A key component of our infrastructure solutions is our product line of pre-engineered fixed and mobile/transportable satellite terminals and network management systems, which are marketed under the Summit™ and Explorer™ brands. These products utilize highly integrated electronics to assure high reliability and rapid response and to provide ease of operation in a low cost, small and lightweight format. Our network management software, which is marketed under the AxxSys® brand, is designed for management and control of third-party satellite and terrestrial-based network equipment and can be configured to communicate with serial or discrete monitors and control interfaces offered by major third-party vendors.

Services

Our services business consists of managed network services and lifecycle support services for a broad variety of communications applications. Both of these services can be offered as part of our infrastructure solutions or on a stand-alone basis and are typically provided under multi-year contracts.

Our managed network services include content distribution, Internet and data, very small aperture terminal (VSAT) multi-mode, and IP telephony services, and can be offered on either a standardized or customized basis to best meet our customers’ needs. Our managed network services leverage our world class infrastructure, including our teleports, 24/7 Network Operations Centers (NOCs) and data centers located in Hauppauge, New York and Laurel, Maryland. These facilities have Department of Defense (DoD) facility clearance and have multiple connections to the public switched telephone network (PSTN), multiple redundant fiber rings and emergency backup power systems.

Our life cycle support services include installation, network monitoring, help desk maintenance and professional engineering services. We leverage these services by utilizing our facilities infrastructure, engineering personnel and network of skilled technicians. We have maintenance partners in over 40 countries that provide us access to skilled technicians who can cover most areas of the world.

Solutions

Our solutions and services fit within the following categories: pre-engineered systems; systems design and integration services; managed network services; and life cycle support services.

Our Pre-Engineered Systems

Our pre-engineered systems product line includes a line of a fixed satellite terminal products under the SummitTM brand, and mobile/transportable satellite terminal products under the ExplorerTM brand. Summit satellite terminals have antenna apertures from sub meter to 21 meter in diameter using pre-engineered building blocks that assure high reliability and rapid response. Explorer satellite terminals have antenna apertures from sub meter to 3 meter in diameter using highly integrated electronics in order to provide ease of operation, low cost, light weight and small size. Our pre-engineered systems also include a line of AxxSys network management systems designed for management and control of satellite-terrestrial networks and include flexible interface devices that can be configured to communicate with satellite communications equipment and networking equipment from various manufacturers. The following details our products in this category.

SummitTM Modular Building Block Earth Station MBB 2001.®    This satellite terminal provides point-to-point high-capacity data links and hubs for satellite networks. Generally, all electronics are housed in an indoor equipment enclosure.

SummitTM Commercial Terminal CTF 2001.®    This family of satellite terminals encompasses a range of general purpose, medium-capacity satellite terminals, and is principally used by corporate, common carrier and government networks. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. The satellite modem is housed in an indoor equipment enclosure.

SummitTM Compact Earth Station CES 2001.®     We designed this family of digital satellite terminals to be used principally to provide limited capacity to areas with limited or no telecommunications infrastructure. These satellite terminals integrate radio frequency and satellite modem components into one antenna mounted package.

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

Explorer MIL-COTS HMMWV Transportable Satellite Terminals.    We designed this family of militarized transportable satellite terminals primarily for United States and international government customers. This transportable system group is comprised of transportable earth stations designed to be quickly deployed and operated anywhere in the world in military tactical environments. The latest model is a HMMWV (High-Mobility Multipurpose Wheeled Vehicle) mounted satellite terminal that incorporates the latest commercial off the shelf, or COTS, satellite equipment technology that meet the stringent requirements of military tactical operations. Our pre-engineered systems also include a line of network management systems designed for management and control of satellite terrestrial networks including equipment and systems from various manufacturers by providing flexible interface devices that can be configured to communicate with any serial or discrete monitor and control interface.

AxxSys® Network Management Systems. We designed this family of computer-based network management systems to monitor and control satellite communication equipment and satellite terminal networks. AxxSys-based network management systems provide status reporting locally or remotely and provide the ability to manage distributed satellite communications networks on a global basis. We introduced AxxSys Orion in fiscal 2007 which monitors and controls all of the terrestrial elements of a satellite communications network. This includes the ability to manage other network elements such as routers, microwave, fiber and wireless subsystems. Deployed over an industry-standard IP network, it is capable of monitoring and controlling from dozens to thousands of devices. We are currently focusing on continuing the developing of AxxSys network management systems. Network management systems are key to simplifying operations and maintenance of satellite-based networks and, therefore, add value to the systems and networks we integrate.

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

Our Systems Design and Integration Services

We design, integrate, install, test and commission facilities and complex networks to meet the needs of our customers. Our custom systems design and integration services are largely focused on requirements for satellite earth stations, uplink centers, broadcast centers and next generation IP based networks. This segment of our business is based on our core engineering expertise in satellite earth stations and network design, broadcast engineering, Internet protocol network engineering and network management system design.

Our Managed Network Services

We tailor our managed network services to meet our customers’ needs by offering standardized services for various communication applications. Our standardized services may be sold separately or may be used as building blocks as a part of a custom-engineered solution. We use our expertise in satellite communications, Internet protocol, communications networks and information technology in designing our custom-engineered solutions. Our managed network service offerings include Content distribution, Internet and data, IP telephony and VSAT multi-mode solutions.

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

Content Distribution.    We offer a complete end-to-end solution for master control and uplinking services. This service offering provides point to multipoint content delivery of multimedia content supporting applications such as United States cable headend distribution via satellite, satellite-based program acquisition and storage and playout to support the launch of new service offerings by IPTV providers. We also operate a direct to home platform which offers niche broadcasters and BTV (Business Television) customers a flexible and cost-effective means to extend their reach. Our teleport facilities, fiber connectivity and twenty-four hour per day by seven-day per week network operations center allow us to provide ad hoc video services on a wide range of satellites.

Internet and Data.    We offer point to point and point to multipoint Internet and data connectivity for service providers, broadcast, government and enterprise customers. Solutions include two way satellite connectivity as well as one-way satellite connectivity with terrestrial return. Shared and Committed Information Rate services are available and all services are offered with encryption options. Our Internet access services, marketed under the Access-PlusSM brand name, provide high-speed access to the United States Internet backbone. As part of this offering we provide the necessary satellite transmission services, terrestrial transit and routing services, earth stations and installation services.

IP Telephony.    We are a licensed operator that provides voice termination services around the world. Our voice services allow for economical voice termination and origination services. We own and operate on Cisco-based gateway architectures for ubiquitous voice services. Our offering provides backbone connectivity services for service providers in order to connect public switched telephone networks to international long distance carriers through a VoIP-based satellite link. This allows service providers overseas to contract with us to act as their gateway to a large number of international carriers. We also offer hosted soft switching services for telephony providers in order to allow them to provide cellular coverage in locations otherwise not economical to connect using traditional terrestrial means. This allows telephony providers overseas to expand GSM or CDMA networks economically, or to initiate service in new service areas with a minimal capital outlay. In the United States, we provide outsourced hosted soft switch services to rural telecommunication companies that allow them to take advantage of a shared platform. We currently have a patent pending for this hosted soft switch service.

VSAT Multi-mode.    We have developed a variety of very small aperture terminals, or VSAT, solutions involving the provisioning of both standard and customized two-way VSAT services for Internet access, voice services, and terrestrial network backup services. We have extended our VSAT offerings with the successful launch of a new hub in Dubai, UAE. In addition, through our acquisition of the GlobalSat business, we now have a hub in Maryland and a strategic partnership with a teleport in Poland. These, coupled with our VSAT hub at our Long Island International Teleport, provides us with global VSAT coverage. The VSAT solution service line typically involves custom network design for specific customer applications. The scope of these services range widely, and the network can be serviced out of any or our teleports, or other teleports or uplinks as appropriate.

Our Life Cycle Support Services

Our life cycle support services include installation, network monitoring, help desk, maintenance and professional engineering services. We are able to offer these life cycle support services by leveraging our facilities infrastructure, including our teleports, our network operations centers and our data centers, as well as our personnel and network of skilled technicians. We have maintenance partners in over 40 countries that provide us access to skilled technicians who can cover most areas of the world. We provide these services on either a stand-alone basis, or bundled with infrastructure solutions. Recently, we began providing multi-year life cycle support services for a U.S.-wide satellite network, which we implemented for a major government agency, under a sub-contract from Harris Corporation.

Network Monitoring and Help Desk.    This offering provides twenty-four hour per day by seven-day per week monitoring of satellite and terrestrial network systems and networks. Status and alarm monitoring coupled with our help desk services provides our customers with the ability to outsource monitoring of their networks. We provide customers with network trouble shooting and problem resolution support with escalation to technical resources on duty for problems requiring detailed technical knowledge of equipment, systems and/or networking. We utilize a remedy-based trouble ticket system to track problems through conclusion. Customized reports are issued by our help desk to meet our customers’ demand.

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

Professional Engineering.    We provide engineering support to support hands-on activity for co-located equipment and engineering and design support for proposal creation and network architecture design. We also provide professional engineering services for customers who need our engineering specialists and program managers to complement their internal staff.

Solution Offerings

We have created customizable solution offerings based on our core satellite ground segment systems and our network capabilities and managed network services to serve our customers. These customizable solution offerings include:

Managed Satellite-Terrestrial Network Services.    These solutions allow customers to outsource entire satellite-terrestrial based communication networks to us. We are capable of providing a ‘‘one stop shopping’’ solution including licensing, facilities construction and operation and maintenance anywhere in the world.

SkyborneSM Next Generation Video Broadcasts.    We provide video broadcast services to large enterprises in the United States as well as to content owners. Our value proposition includes the ability to evolve to ‘‘next generation’’ Internet protocol-based video broadcast services and high quality customer account management. We provide field services for the installation and maintenance of VSAT terminals and related facilities at customer locations anywhere in the world. We have created next generation solutions to allow our customers to evolve their networks to interactive distance learning, merchandizing, corporate communications and video on demand services.

SatCellSM Hybrid Satellite/ Cellular Hosted Switch.    We introduced this solution to allow the sharing of the investment in the mobile switch infrastructure and network operations expenses among many service provider customers. This solution is being offered from our Long Island International Teleport to customers in North and South America, Africa, Europe and the Middle East. We also implement base station infrastructure for our service provider customers and operate and maintain the associated cellular switching center on an outsourced basis.

SatCellSM VoIP Packet Voice (‘‘Clear Packet’’).    This solution provides VoIP via satellite that provides toll quality (i.e., carrier class) voice services for locations where terrestrial fiber is not available or where it does not meet customer cost or quality requirements. We call these ‘‘Clear Packet’’ voice solutions because we connect at the customer’s end to a toll quality local switched voice infrastructure and we connect at our end (i.e., United States termination/origination point) to toll quality public switched infrastructure from United States carriers.

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

Next Generation Satellite-Based Networks.    We have developed a variety of complex ‘‘next generation’’ satellite-based networks for both countrywide intercity communications via satellite and terrestrial means and for lower density rural communications VSAT networks. For example, in Afghanistan we have built a complex communication network to interconnect all the provincial capitals for voice, data and Internet. In addition, we are in the process of connecting over 300 small towns and villages around the country to provide VSAT service for voice and data. These complex ‘‘next generation’’ networks use Internet protocol-based network systems and equipment to provide flexibility in service creation and the ability to leverage a common communications infrastructure as the platform for all services. These projects include the engineering, integration and deployment of complete turn-key solutions comprised of Internet protocol-based microwave, cellular, broadband wireless, satellite and fiber optic networks along with international gateway access. We also provide ongoing operations and maintenance of these networks, Internet services and international voice origination and terminations services.

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

Sales and Marketing

We market our products and services to communications service providers, government and government related entities (U.S. and foreign), commercial enterprises, broadcasters and other media and content providers. We have structured our sales and marketing approach to respond effectively to the opportunities in these markets, as well as to the traditional ground segment systems and networks market. Our marketing activities are organized regionally, as well as on an industry-specific basis. We use both direct and indirect sales channels to market our services and products. We also focus on industry-specific markets, including government, broadcast and commercial enterprises.

Our corporate sales offices sell and market our products and services in the United States and internationally. We have corporate sales offices in Washington D.C. to service the U.S. Government, in Dubai, United Arab Emirates to service the Middle East and East Asia, in Hong Kong to service the Asia Pacific region, China and India, and in Afghanistan. The corporate sales offices work with the regional business teams, the GNSC service team and the GSM service team to prepare proposals and negotiate contracts.

Our regional business teams, located in Hauppauge, New York, and our GSM team located in Laurel, Maryland sell and market our products and services in concert with the corporate sales offices. These business teams are responsible for orders in the regions and/or markets to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have business teams responsible for the Americas, the Asia Pacific region, and the Eastern Atlantic Region (Africa, the Middle East and Europe). We also have a business team dedicated to the government marketplace, as well as GSM which is focused largely on the U.S. government marketplace. In addition, we have expert teams who are focused on leveraging our know-how in Internet protocol networking, broadcast technology, pre-engineered systems, network management systems and network services to provide added value to our products, services and solutions.

These business and expert teams work together with the corporate sales offices to identify, develop and maintain customer relationships through local sales representatives, sales executives and account managers. Together, they develop close and continuing relationships with our customers. Our local sales representatives in these regions provide a local presence and identify prospective customers for our sales executives. Our account managers may also function as project engineers for network integration and service initiation programs for their accounts. As of June 30, 2007, we employed 41 persons with sales and marketing responsibility, of which 16 were full-time sales executives and 25 had dual engineering and sales and marketing responsibilities. We believe this account management focus provides continuity and loyalty between our customers and us. We also believe that our approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for the new products and services that we develop. In addition, we obtain sales leads through referrals from industry suppliers.

We use direct mailings, print advertising to targeted markets and trade publications to enhance awareness and acquire leads for our direct and indirect sales teams. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters, Armed Forces Communications and Electronics Association, Communication Media Management Association and other industry associations. We also provide marketing information on our web site and conduct joint marketing programs with sales representatives in various regions to reach new customers.

Recent Acquisition

On May 2, 2007, we acquired the GlobalSat division of Lyman Bros., Inc. GlobalSat is a global provider of satellite-based telecommunications services headquartered in Laurel, Maryland. The acquisition of GlobalSat significantly increases our recurring revenue base, particularly in the government marketplace. It also increases our U.S. Government-cleared staff from approximately 30 to approximately 100, provides us with a second DoD-cleared facility comprised of a teleport, NOC and data center and strengthens our management team. We believe that the acquisition will accelerate our penetration of the government marketplace, significantly increase our services revenue and expand our margins.

The GlobalSat business operates in the services segment of our business under the name of Globecomm Services Maryland LLC (‘‘GSM’’), which is our wholly-owned subsidiary. We acquired the GlobalSat business for a purchase price of $18.5 million in cash. The purchase price was funded in part through a five-year $16.0 million acquisition term loan.

Customers

We have established a diversified base of customers in a variety of industries. Our customers include communications service providers, government and government related entities (U.S. and foreign), commercial enterprises, broadcasters and other media and content providers. We typically rely upon a small number of customers for a large portion of our revenues. We derived 17% and 11% of our revenues in the year ended June 30, 2007 from the Department of State’s Diplomatic Telecommunications Systems — Program Office and another U.S. Government agency. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base. In addition, we anticipate that continuing deregulation worldwide will result in the formation of a significant number of new competitive service providers over the next few years, who are potential customers.

Backlog

At June 30, 2007, our backlog was approximately $141.2 million compared to approximately $90.9 million at June 30, 2006. The backlog at June 30, 2007 includes a five-year $26.2 million program. We anticipate generating revenue from this program over five years beginning in July 2007. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2007, $64.4 million, or approximately 45.6%, of our backlog represented contracts with three customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See the section entitled ‘‘Risk Factors.’’

Communications Infrastructure

We built and own the teleport facility located at our headquarters in Hauppauge, New York. In addition, through our acquisition of the GlobalSat business, we now own a teleport facility at our GSM facility in Laurel, Maryland. We are a member of the World Teleport Association (WTA). Our teleports are designed to meet stringent requirements for high-speed data communications. The teleports are used to transmit and receive signals from satellites positioned to serve customers in Latin America, the United States, Canada, Europe, the Middle East and Africa. Our teleports use redundant critical systems and uninterruptible power supplies with back-up power generation.

We also lease teleport services in Los Angeles and Hong Kong to transmit and receive signals from satellites positioned to serve customers in the Pacific Rim region, and our GSM subsidiary leases teleport services in Poland to transmit and receive signals from satellites positioned over Eastern Europe. Connection to the United States Internet backbone in Los Angeles is achieved through leased fiber optic circuits.

We lease transponder capacity to meet the bandwidth needs of our customers. We have multiple, redundant, high-capacity fiber connections to provide reliable Internet data, voice and data traffic to locations in New York City where it interconnects with telecommunications service providers and the United States Internet backbone.

We have built and staff network operations centers, or NOCs, to manage customer circuits at both our Hauppauge, New York, and Laurel, Maryland facilities. The NOCs operate twenty-four hours per day, seven days per week to monitor customer circuits, respond to customer inquiries and initiate new services. Customers can purchase or lease from us, as a part of their service, the equipment needed at the customers’ locations to transmit and receive the satellite signals. We also offer installation and maintenance services for this equipment.

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

We provide facilities for complete in-plant testing of all our systems before delivery in order to assure all performance specifications will be met during installation at the customer’s site. We employ formal total quality management programs and other training programs, and have been certified by the International Organization of Standards quality certification process for ISO 9001, a standard that enumerates specific requirements an organization must follow in order to assure consistent quality in the supply of products and services. The certification process qualifies us for access to virtually all domestic and international projects, and we believe that this represents a competitive advantage.

Research and Development

We have developed internal research and development resources in Internet protocol networks, content delivery networks, broadcast systems, network management systems and pre-engineered systems. The costs of developing new technologies are funded partially by the investments made by us and partially by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on developing a software based distributed core network to support our wireless hosted switch service offering for our service provider customers, enhancements to pre-engineered AxxSys network management systems for all our earth terminal and network customers and pre-engineered Explorer satellite systems for our government customers. For the years ended June 30, 2007, 2006 and 2005, we have incurred approximately $1.5 million, $1.1 million, and $1.0 million, respectively, in internal research and development expenses.

Competition

In the satellite infrastructure solutions market, we believe that our ability to compete successfully is based primarily on our reputation and the ability to provide a solution that meets the customer’s requirements, including competitive pricing, performance, on-time delivery, reliability and customer support.

In the communications services market, we believe that our ability to compete successfully is based primarily on our reputation and providing prompt delivery and initiation of service, competitive pricing, consistent and reliable connections and high-quality customer support.

Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators like Thales, Data Path and SED Systems and (2) equipment manufacturers who also provide integrated systems, like Andrew Corporation, Viasat, General Dynamics SATCOM Technologies, Alcatel and ND Satcom AG.

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

We currently have been granted six patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control, another for a monitor and control system for satellite communications networks and the like, another for implementing facsimile and data communications using Internet protocols, and two for a dish antenna kit including alignment tool. We have one other patent pending in the United States for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek additional patents on our technology, if appropriate. We have received trademark registration for Globecomm Systems Inc. in the United States, the European Community, Russia and the People’s Republic of China; and for GSI in the United States and Russia. We have also received trademark registrations in the United States for MBB2001, CTF 2001, CES 2001 and AxxSys, which relate to our pre-engineered systems; for SkyBorne, relating to our broadcasting services for the GSI logo; and for various other marks related to our products and services. We have other trademarks and service marks pending and intend to seek registration of other trademarks and service marks in the future.

Government Regulations

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed earth stations in Hauppauge, New York, and Laurel, Maryland, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained or applied for, and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor can we assure you that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations.

The licenses and authorizations held by Globecomm for the licensed earth stations in Hauppauge, New York, extend to GNSC and GNSC currently provides services in accordance with the requirements of the Globecomm licenses and authorizations. GNSC may in the future seek to obtain licenses and/or authorizations to provide services in its own name, however, we cannot guarantee that such additional licenses and authorizations will be granted by the FCC.

The licenses and authorizations for the licensed earth stations in Laurel, Maryland, are currently held by Lyman Bros., Inc., from whom we acquired the GlobalSat business. We, in cooperation with Lyman Bros., Inc., have applied to the FCC for transfer of the licenses to Globecomm. While we anticipate approval of the transfer in the due course of time, we cannot guarantee that such transfer will be granted by the FCC. GSM is authorized under a System Management Agreement to operate the licensed earth stations under the authority of the Lyman Bros., Inc. licenses until April 30, 2008. While we anticipate renewal of the System Management Agreement as required to continue authorized operation of the licensed earth stations, we cannot guarantee that such renewals will be agreed by Lyman Bros., Inc. or allowed by the FCC.

Common Carrier Regulation

We currently provide services to our customers on a private carrier and on a common carrier basis. Our operations as a common carrier require us to comply with the FCC’s requirements for common carriers. These requirements include, but are not limited to, providing our rates and service terms, being forbidden from unjust and unreasonable discrimination among customers, notifying the FCC before discontinuing service and complying with FCC equal employment opportunity regulations and reporting requirements.

We do not currently provide telecommunications services between points in the same state and so are exempt from state regulation of our services. However, we could become subject to state telecommunications regulations if we do provide intrastate telecommunications services.

Foreign Ownership

The FCC Act and FCC regulations impose restrictions on foreign ownership of our earth stations. These requirements generally forbid more than 20% ownership or control of an FCC licensee by non-United States citizens and more than 25% ownership of a licensee’s parent by non-United States citizens. The FCC may authorize foreign ownership in the licensee’s parent in excess of these percentages. Under current policies, the FCC has granted these authorizations where the applicant does not control monopoly or bottleneck facilities and the foreign owners are citizens of countries that are members of the World Trade Organization or provide equivalent competitive opportunities to United States citizens.

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

Foreign Regulations

Regulatory schemes in countries in which we may seek to provide our satellite-delivered services may impose impediments on our operations. Some countries in which we operate or intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner which may have a material adverse impact on our business. Either we or our local sales representatives typically must obtain authorization for each country in which we provide our satellite-delivered services. Although we believe that we or our local sales representatives will be able to obtain the requisite licenses and approvals from the countries in which we intend to provide products and services, the regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. Although we believe these regulatory schemes will not prevent us from pursuing our business plan, we cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities. In addition, we cannot assure you that necessary licenses and approvals will be granted on a timely basis, or at all, in all jurisdictions in which we wish to offer our products and services or that the applicable restrictions will not be unduly burdensome.

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

Broadband Internet access services provided by telephone companies are currently classified as information services under the Communications Act and therefore not considered a telecommunications service subject to payment of access charges to local telephone companies in the United States. Should this situation change or other charges be imposed, the increased cost to our customers who use telephone-company provided facilities to connect with our satellite facilities could discourage the demand for our services. Likewise, the demand for our services in other countries could be affected by the availability and cost of local telephone or other telecommunications services required to connect with our facilities in those countries.

Export of Telecommunications Equipment

The sale of our infrastructure solutions services outside the United States is subject to compliance with the regulations of the United States Export Administration and, in certain instances, with International Traffic in Arms regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into or implement our services in some countries, these products or services must satisfy the technical requirements of the particular country. If we were unable to comply with these requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of June 30, 2007, we had 282 full-time employees, including 155 in engineering and program management, 71 in the manufacturing, operations support and network operations, 16 in sales and marketing and 40 in management and administration. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Geographic Areas

Revenues from foreign sales as a percentage of total revenues for each of the three years in the period ended June 30, 2007 are set forth in Note 15 of the Notes to Consolidated Financial Statements.

Financial Information About Business Segments

The sales and operating profits of each business segment and the identifiable assets attributable to each business segment for each of the three years in the period ended June 30, 2007 are set forth in Note 14 of the Notes to Consolidated Financial Statements.

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

Risks Related to Our Business

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with three customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 17% and 11% of our revenues in the year ended June 30, 2007 from the Department of State’s Diplomatic Telecommunications Systems — Program Office and another U.S. Government agency, respectively. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We derive a substantial portion of our revenues from the government marketplace.

We derive a substantial portion of our revenues from government marketplace. In the year ended June 30, 2007, we derived 68% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets of our business. A future reduction in the proportion of our business from government marketplace would negatively impact our results of operations.

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

Our success in realizing these benefits and the timing of this realization depends upon our successful integrations of the operations of the GlobalSat business. The integration of two independent businesses is a complex, costly and time-consuming processes. The difficulties of combining the operations of the businesses include among others:

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

We acquired the GlobalSat business for $18.5 million and entered into a five-year $16 million acquisition term loan. We plan for the future cash flow of the GlobalSat division business to fund the principal and interest payments of the acquisition term loan, unless it is repaid from other financing proceeds. The GlobalSat business is generally dependant upon agreements with three customers to provide equipment and services, from which we expect to generate a significant portion of revenues relating to the GlobalSat business. If any of these three customers modifies or terminates its agreement with GlobalSat, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations.

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

In the event of a catastrophic loss affecting our operations in Hauppauge, New York or Laurel, Maryland, our results of operations would be harmed.

GNSC’s revenues and results of operations are dependant on the infrastructure of the network operations center and the International Teleport at our headquarters in Hauppauge, New York. Similarly, GSM’s revenues and results of operations are dependant on the infrastructure of the network operations center and teleport at our Laurel, Maryland facility. A catastrophic event to either of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring a majority of the services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.

Our markets are highly competitive and we have many established competitors, and we may lose market share as a result.

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators, like Thales, Data Path, and SED Systems, and (2) equipment manufacturers who also provide integrated systems, like General Dynamics SATCOM Technologies, Andrew Corporation, Viasat, Alcatel and ND Satcom AG.

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

Although we have been profitable, we had incurred significant net losses in the past and may incur negative cash flows from operations. Our ability to maintain profitability will depend upon our ability to generate significant revenues through new profitable customer contracts and the expansion of our existing products and services. We cannot assure you that we will be able to obtain new profitable customer contracts or generate significant additional revenues from those contracts or any new products or services that we introduce. In the past, we have incurred significant negative cash flows, which may reoccur if our business plan is not successful. Also, if we are unable to sustain or increase our profits on a quarterly or annual basis in the future or if our business undergoes a period of rapid growth, our operating cash flows may be negatively impacted.

Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks declines, our revenue and profitability are likely to decline.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite infrastructure solutions. If the long-term growth in demand for communications networks does not continue to return from recent depressed levels, the demand for our infrastructure solutions may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures.

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

In the delivery of our services, we lease space segment from various satellite transponder vendors. The damage or loss of any of the satellites used by us, or the temporary or permanent malfunction of any of the satellites upon which we rely, would likely result in the interruption of our satellite-based communications services. This interruption could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least June 30, 2008. However, our future liquidity and capital requirements are difficult to predict, as they depend on numerous factors, including the success of our existing product and service offerings, as well as competing technological and market developments. We may need to raise additional funds in order to meet additional working capital requirements and to support additional capital expenditures or acquisition of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, capital expenditures and research and development activities and we may be required to reduce headcount. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

We currently have been granted six patents in the United States, one for remote access to the Internet using satellites, one for satellite communication with automatic frequency control, one for a monitor and control system for satellite communications networks and the like, one for implementing facsimile and data communications using Internet protocols and two for a dish antenna kit including alignment tool. We have one other patent pending in the United States for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From July 1, 2006 through June 30, 2007, our stock price ranged from a low of $6.30 per share to a high of $15.05 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed earth stations in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended (the ‘‘FCC Act’’), and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. Additionally, we have applied to the FCC, in cooperation with Lyman Bros., Inc., for the transfer of the FCC licenses for our Laurel, Maryland teleport facility. This transfer should be approved by the FCC in the normal course. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire or approve the transfer of the licenses for our Laurel, Maryland facility, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

Foreign Regulations

Regulatory schemes in countries in which we may seek to provide our satellite-delivered services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner that may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization from each country in which we provide our satellite-delivered services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that restrictions applicable thereto will not be unduly burdensome.

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

Export of Telecommunications Equipment

The sale of our infrastructure solutions outside the United States is subject to compliance with the regulations of the United States Export Administration and, in certain circumstances, with International Traffic in Arms regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into and implement our services in some countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.    Unresolved Staff comments.

None.

Item 2.    Properties

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport facility and production facilities, as well as the offices and network operations center of GNSC. We also own a facility containing approximately 20,000 square feet of space on approximately 3 acres located in Laurel, Maryland, which houses the teleport facility, teleport and network operations center of GSM. We lease warehouse space in Hauppauge, New York and rent office space in Laurel, Maryland, Washington D.C., the United Kingdom, United Arab Emirates, Hong Kong and Afghanistan.

Item 3.    Legal proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Market under the symbol ‘‘GCOM.’’ The fiscal 2007 and 2006 high and low sales prices are as follows:

	High	Low
2007
Quarter ended September 30, 2006	$8.91	$6.30
Quarter ended December 31, 2006	9.70	8.02
Quarter ended March 31, 2007	11.63	8.85
Quarter ended June 30, 2007	15.05	10.17
2006
Quarter ended September 30, 2005	8.44	5.77
Quarter ended December 31, 2005	8.35	5.89
Quarter ended March 31, 2006	7.98	5.88
Quarter ended June 30, 2006	8.15	6.38

At September 10, 2007, there were approximately 5,000 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq Global Market on September 10, 2007, our market price per share was $14.22.

As of June 30, 2007, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	1,863,340	$8.32	738,800

Item 6.	Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2007 have been derived from our audited consolidated financial statements. EBITDA represents net income (loss) before interest income, interest expense, provision for income taxes, depreciation and amortization expense, gain on sale of investment, gain on sale of available-for-sale securities and gain on liquidation of foreign subsidiary. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA is not meant to be considered a substitute or replacement for net income (loss) as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues.

Selected Financial Data
(In thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenues from infrastructure solutions	$114,612	$97,967	$90,656	$73,305	$40,125
Revenues from services	36,133	28,069	18,928	13,931	13,903
Total revenues	150,745	126,036	109,584	87,236	54,028
Costs and operating expenses:
Costs from infrastructure solutions	92,197	81,410	75,357	63,282	39,447
Costs from services	29,052	23,605	15,527	12,992	17,796
Selling and marketing	8,376	7,029	5,821	4,808	6,042
Research and development	1,451	1,052	1,021	1,328	800
General and administrative	12,297	9,589	7,596	6,529	9,423
Total costs and operating expenses	143,373	122,685	105,322	88,939	73,508
Income (loss) from operations	7,372	3,351	4,262	(1,703)	(19,480)
Other income (expense):
Interest income	1,370	965	444	271	422
Interest expense	(205)	—	—	—	(539)
Gain on liquidation of foreign subsidiary	—	264	—	—	—
Gain on sale of available-for-sale securities	—	—	132	91	—
Gain on sale of investment	—	—	40	—	—
Income (loss) before income taxes	8,537	4,580	4,878	(1,341)	(19,597)
Provision for income taxes	211	88	64	—	—
Net income (loss) from continuing operations	$8,326	$4,492	$4,814	$(1,341)	$(19,597)
Basic net income (loss) from continuing operations per common share	$0.53	$0.30	$0.33	$(0.10)	$(1.56)
Diluted net income (loss) from continuing operations per common share	$0.50	$0.29	$0.32	$(0.10)	$(1.56)
Weighted-average shares used in the calculation of basic net income (loss) from continuing operations per common share	15,795	15,001	14,422	13,346	12,565
Weighted-average shares used in the calculation of diluted net income (loss) from continuing operations per common share	16,672	15,608	14,966	13,346	12,565

	Years Ended June 30,
	2007	2006	2005	2004	2003
Other Operating Data:
Net income (loss)	$8,326	$4,492	$4,814	$(1,341)	$(19,597)
Other (income) expense, net	(1,165)	(1,229)	(616)	(362)	117
Provision for income taxes	211	88	64	—	—
Depreciation and amortization	3,333	3,023	2,695	3,097	3,532
EBITDA	$10,705	$6,374	$6,957	$1,394	$(15,948)
Cash flows provided by (used in) operating activities	$14,357	$(1,129)	$(3,926)	$1,613	$(14,714)
Cash flows used in investing activities	(36,877)	(2,484)	(1,070)	(1,871)	(1,712)
Cash flows provided by (used in) financing activities	23,566	2,531	2,347	6,421	(310)
Capital expenditures	17,808 (a)	2,484	3,303	1,267	1,732
Backlog at end of year	141,198	90,930	76,268	75,444	58,006

	June 30,
	2007		2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$25,558		$24,512	$25,609	$28,252	$22,016
Working capital	37,251		43,695	36,520	30,052	22,040
Total assets	142,883		93,234	86,378	73,475	70,344
Long-term liabilities	13,568	(b)	353	670	987	1,303
Total stockholders’ equity	83,513		67,016	60,137	52,806	47,437

(a)	Capital expenditures of $17.8 million primarily related to the purchase of network operations center and teleport assets primarily for a large program with Showtime Network Inc. which service began on July 1, 2007. In addition, we upgraded our facility to meet the requirements of our increase in business levels.
(b)	The increase in long term liabilities in fiscal 2007 is primarily due to Acquisition Loan used to partially fund the acquisition of GlobalSat.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, our dependence on a limited number of contracts for a high percentage of our revenues and a significant reduction in revenues from the government marketplace. These risks and others are more fully described in the ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

In the year ended June 30, 2007, 28% of our revenues were generated by two customers in the government marketplace. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

Revenues related to contracts for infrastructure solutions and services have been fixed-price contracts in a majority of cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations.

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

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

Costs from Infrastructure Solutions

Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. Typically, these contracts are fixed price projects. We use estimates of the costs applicable to various elements which we believe are reasonable. Our estimates are assessed continually during the term of these contracts and costs are subject to revisions as the contract progresses to completion. These estimates are subjective based on management assessment of project risk. These risks may include project complexity and political and economic instability in certain regions in which we operate. Revisions in cost estimates are reflected in the period in which they become known. A significant revision in an estimate may negatively impact our results of operations. In the event an estimate indicates that a loss will be incurred at completion, we record the loss as it becomes known.

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets,

goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the year ended June 30, 2007 that would have resulted in any goodwill impairment.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that we recognize in our financial statements the benefits of tax return positions if that tax position is more likely than not of being sustained on audit, based on its technical merits. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on its financial statements.

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

Results of Operations

Fiscal Years Ended June 30, 2007 and 2006

Our Consolidated results of operations for the fiscal year ended June 30, 2007 include two months of results (May and June 2007) related to the acquisition of the GlobalSat business which are included in the services segment.

Revenues from Infrastructure Solutions.    Revenues from infrastructure solutions increased by $16.6 million, or 17.0%, to $114.6 million for the fiscal year ended June 30, 2007 from $98.0 million for the fiscal year ended June 30, 2006. The increase in revenues was primarily driven by the increase in the pre-engineered systems product line revenue in the government marketplace.

Revenues from Services.    Revenues from services increased by $8.1 million, or 28.7%, to $36.1 million for the fiscal year ended June 30, 2007 from $28.1 million for the fiscal year ended June 30, 2006. The increase in revenue was primarily due to $5.1 million of sales due to the acquisition of GlobalSat along with an increase in revenue within the life cycle support services due to an increase in the government marketplace and the sale of equipment and services to a major U.S. enterprise customer offset by a decrease in telephony services due to increased competition.

Costs from Infrastructure Solutions.    Costs from infrastructure solutions increased by $10.8 million, or 13.3%, to $92.2 million for the fiscal year ended June 30, 2007 from $81.4 million for the fiscal year ended June 30, 2006. The increase was attributable to the higher revenue base. The gross margin increase to 19.6% for the fiscal year ended June 30, 2007 compared to 16.9% for the fiscal year ended June 30, 2006 was mainly attributable to the increased revenue in the pre-engineered systems product line in the government marketplace, due to contracts with two customers with higher than our usual gross margins.

Costs from Services.    Costs from services increased by $5.4 million, or 23.1%, to $29.1 million for the fiscal year ended June 30, 2007 from $23.6 million for the fiscal year ended June 30, 2006. Gross margin increased to 19.6% for the fiscal year ended June 30, 2007 compared to 15.9% for the fiscal year ended June 30, 2006. The increase in the margin was primarily driven by the acquisition of GlobalSat along with in an increase in revenue within the life cycle support services which has higher margin than the other service offerings, partially offset by a decrease in the margin in telephony services due to increased competition. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Selling and Marketing.    Selling and marketing expenses increased by $1.3 million, or 19.2%, to $8.4 million for the fiscal year ended June 30, 2007 from $7.0 million for the fiscal year ended June 30, 2006. The increase is a result of an increase in salary and salary related expenses for additional marketing personnel pursuing business in the government marketplace, travel and living expenses related to marketing efforts exploring new markets and expenses related to the sales office in Afghanistan along with selling and marketing expenses incurred at GSM.

Research and Development.    Research and development expenses increased by $0.4 million, or 37.9%, to $1.5 million for the fiscal year ended June 30, 2007 from $1.1 million for the fiscal year ended June 30, 2006. The increase was principally due to costs associated with developing the next version of AxxSys® Network Management System on the ‘‘.Net’’ operating system called AxxSys® Orion and additional efforts enhancing the cellular hosted switch offering.

General and Administrative.    General and administrative expenses increased by $2.7 million, or 28.2%, to $12.3 million for the fiscal year ended June 30, 2007 from $9.6 million for the fiscal year ended June 30, 2006. The increase in general and administrative expenses for the fiscal year ended June 30, 2007 was due to an increase in fringes primarily due to the increase in the Company’s pay for performance plan, the acquisition of GlobalSat and salary increases due to an increase in headcount.

Interest Income.    Interest income increased by $0.4 million, or 42.0%, to $1.4 million for the fiscal year ended June 30, 2007 from $1.0 million for the fiscal year ended June 30, 2006, as a result of increased interest rates.

Interest Expense.    Interest expense of $0.2 million for the fiscal year ended June 30, 2007 is a result of the term loan used to partially fund the acquisition of GlobalSat.

Gain on liquidation of foreign subsidiary.    Gain on liquidation of foreign subsidiary for the fiscal year ended June 30, 2006 was due to the realization of the previously unrealized foreign exchange gain reported in other comprehensive income upon the liquidation of our UK subsidiary.

Fiscal Years Ended June 30, 2006 and 2005

Revenues from Infrastructure Solutions.    Revenues from infrastructure solutions increased by $7.3 million, or 8.1%, to $98.0 million for the fiscal year ended June 30, 2006 from $90.7 million for the fiscal year ended June 30, 2005. The increase in revenues was primarily the result of increased infrastructure sales in the U.S. Government and government related entities marketplace coupled with increased sales due to an overall improvement in the telecommunications industry segments we serve offset by a decrease in sales at Globecomm Systems Europe Limited. Due to this decrease in revenues and our assessment of our UK subsidiary, we liquidated Globecomm Systems Europe Limited on June 30, 2006 and have continued our UK presence through our UK representative office.

Revenues from Services.    Revenues from services increased by $9.1 million, or 48.3%, to $28.1 million for the fiscal year ended June 30, 2006 from $18.9 million for the fiscal year ended June 30, 2005. In our managed network service offerings we had increases of 73% in telephony, 28% in Internet and Data and 39% in VSAT multi-mode, coupled with an 84% increase in life cycle support in fiscal 2006 as compared to fiscal 2005. The increase in revenue and corresponding increase in gross margin in the data communication services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions.    Costs from infrastructure solutions increased by $6.1 million, or 8.0%, to $81.4 million for the fiscal year ended June 30, 2006 from $75.4 million for the fiscal year ended June 30, 2005. The increase was attributable to the higher revenue base. The gross margin remained consistent at 16.9% for the fiscal years ended June 30, 2006 and 2005. Although the gross margin remained consistent, the gross margin in fiscal 2005 included a non-recurring cost recovery related to a settlement with a large customer of $0.9 million. Excluding this cost recovery, the gross margin actually increased in 2006 due to revenue related to the U.S. Government and government related entities projects.

Costs from Services.    Costs from services increased by $8.1 million, or 52.0%, to $23.6 million for the fiscal year ended June 30, 2006 from $15.5 million for the fiscal year ended June 30, 2005. Gross margin decreased to 15.9% for the fiscal year ended June 30, 2006 compared to 18.0% for the fiscal year ended June 30, 2005. The decrease in the margin was primarily a result of increased termination costs in the telephony service offering.

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

General and Administrative.    General and administrative expenses increased by $2.0 million, or 26.2%, to $9.6 million for the fiscal year ended June 30, 2006 from $7.6 million for the fiscal year ended June 30, 2005. The increase in general and administrative expenses for the fiscal year ended June 30, 2006 was primarily due to a bad debt recovery of $1.5 million related to a settlement agreement reached with a customer in the fiscal year ended June 30, 2005, which did not recur in fiscal 2006, an increase in the provision for doubtful accounts due to increased business levels in services, compensation expense related to the annual automatic director option grant based on the adoption of SFAS 123R, and an increase in salary and related fringes due to an increase in headcount and the reinstatement of the 401k match by the Company in January 2005.

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

Quarterly Results

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2007. This information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended,
	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenues from infrastructure solutions	$36,982	$31,818	$28,351	$17,461	$28,609	$23,735	$22,604	$23,019
Revenues from services	12,206	7,299	8,370	8,258	6,898	7,306	7,308	6,557
Total revenues	49,188	39,117	36,721	25,719	35,507	31,041	29,912	29,576
Costs and operating expenses:
Costs from infrastructure solutions	29,695	25,225	23,202	14,075	23,568	19,616	18,701	19,525
Costs from services	9,358	6,131	6,976	6,587	6,021	5,873	6,143	5,568
Selling and marketing	2,545	2,290	1,766	1,775	2,029	1,871	1,615	1,514
Research and development	488	440	323	200	514	268	161	109
General and administrative	3,899	3,033	2,951	2,414	2,402	2,379	2,552	2,256
Total costs and operating expenses	45,985	37,119	35,218	25,051	34,534	30,007	29,172	28,972
Income from operations	3,203	1,998	1,503	668	973	1,034	740	604
Other income (expense):
Interest income	363	391	348	268	262	247	227	229
Interest expense	(205)	—	—	—	—	—	—	—
Gain on liquidation of foreign subsidiary	—	—	—	—	264	—	—	—
Income before income taxes	3,361	2,389	1,851	936	1,499	1,281	967	833
Provision (benefit) for income taxes	89	57	45	20	(4)	42	30	20
Net income	$3,272	$2,332	$1,806	$916	$1,503	$1,239	$937	$813
Basic net income per common share	$0.20	$0.15	$0.12	$0.06	$0.10	$0.08	$0.06	$0.06
Diluted net income per common share	$0.19	$0.14	$0.11	$0.06	$0.10	$0.08	$0.06	$0.05
Weighted-average shares used in the calculation of basic net income per common share	16,324	16,045	15,601	15,219	15,184	15,098	15,005	14,719
Weighted-average shares used in the calculation of diluted net income per common share	17,332	16,954	16,489	15,834	15,791	15,682	15,606	15,336

We may experience significant quarter-to-quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See section entitled ‘‘Risk Factors.’’

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $37.3 million, including cash and cash equivalents of $25.6 million, net accounts receivable of $38.4 million, inventories of $16.3 million and prepaid expenses and other current assets of $2.8 million, offset by $24.2 million in accounts payable, $9.8 million in deferred revenue, $3.3 million in current portion of long term debt and $8.5 million in accrued expenses and other current liabilities.

Net cash provided by operating activities during the fiscal year ended June 30, 2007 was $14.4 million, which primarily related to: net income of $8.3 million; an increase in accounts payable of $4.3 million relating to the increase in revenue and timing of vendor payments; a non-cash item representing depreciation and amortization expense of $3.3 million primarily related to the network operations center and satellite earth station equipment; an increase in accrued payroll and related fringe benefits of $3.0 million primarily due to an increase in the Company’s pay for performance plan; an increase in deferred revenues of $1.2 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts; offset by an increase in accounts receivable of $4.6 million due to the increase in revenues and an increase in inventories of $2.8 million due to the increased business levels and the timing of shipments on certain contracts.

Net cash used in investing activities during fiscal year ended June 30, 2007 was $36.9 million, which consisted of $19.1 million related to the acquisition of GlobalSat and capital expenditures of $17.8 million which primarily related to the purchase of network operations center and teleport assets primarily for a large program with Showtime Network Inc. for which service began on July 1, 2007. In addition, we upgraded our Hauppauge facility to meet the requirements of our increase in business levels.

Net cash provided by financing activities during fiscal year ended June 30, 2007 was $23.6 million which primarily related to $16.0 million of borrowings from the term note used to partially fund the acquisition of GlobalSat, $6.4 million of proceeds from the exercise of stock options and $1.4 million of proceeds from the exercise of warrants.

On May 2, 2007, we acquired the GlobalSat business for a purchase price of $18.5 million in cash. The purchase price was funded, in part, through a five-year $16.0 million acquisition term loan (‘‘Acquisition Loan’’) provided by Citibank, N.A. The Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at our discretion, and is collateralized by a first priority security interest on all of our assets, including the GSM assets. In addition, the credit facility contains certain financial and other covenants, monthly reporting provisions and other requirements, with which we were in compliance with at June 30, 2007. The remaining principal balance as of June 30, 2007 was $15.7 million.

We have a credit facility in place with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and direct borrowings may not be drawn in amounts in excess of $20 million. The Line bears interest at the prime rate or LIBOR plus 225 basis points, at our discretion, and is collateralized by a first priority security interest on all of our assets. We can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that we may borrow and apply letters of credit against the availability under the Line. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of June 30, 2007, no borrowings were outstanding under the credit facility; however, there were standby letters of credit of approximately $13.4 million, which were applied against and reduced the amounts available under the facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2013. Future minimum lease payments due on these leases through June 30, 2008 are approximately $13.6 million.

We expect that our cash and working capital requirements for operating activities will increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may periodically experience negative cash flows due to variances in quarter to quarter operating performance and if cash is used to fund any future acquisitions of complementary businesses, technologies and intellectual property. No acquisitions are currently at a stage which are probable of completion. We will use existing working capital and, if required, use our credit facility to meet these additional working capital requirements.

On August 17, 2007, we completed an offering of equity securities totaling $33,750,000 in gross proceeds. We sold 3,000,000 shares of common stock at a price of $11.25 per share and granted to the underwriters an overallotment option of 450,000 additional shares at the same terms. On August 21, 2007, we received $31,893,750 after deducting underwriting discounts and commissions. As of the date of this report, the underwriters overallotment option of 450,000 additional shares has not been exercised.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2008. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Contractual Obligations and Commercial Commitments

At June 30, 2007, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$20,872	$13,553	$6,263	$1,042	$14
Long term debt	$15,845	$3,312	$6,400	$6,133	$—
Total contractual cash obligations	$36,717	$16,865	$12,663	$7,175	$14

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$13,420	$12,621	$799	$—	$—
Total commercial commitments	$13,420	$12,621	$799	$—	$—

Related Party Transactions

During January 2003, pursuant to a letter agreement, we combined the then outstanding loan and advances receivable from an individual who is a former executive officer and a current employee into a $0.3 million promissory note. Under the terms of the letter agreement we will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee, subject to the terms of the letter agreement. In March 2007, we forgave the fourth installment under the promissory note.

On August 17, 2007, the Company completed an offering of equity securities totaling $33,750,000 in gross proceeds. On August 21, 2007, the Company received $31,893,750 after deducting underwriting discounts and commissions. Stephens Inc. acted as a joint lead bookrunners in our August 17, 2007 offering. Because A. Robert Towbin serves on our Board of Directors and as an Executive Vice President and Managing Director of Stephens Inc., Stephens Inc. may be deemed to be an ‘‘affiliate’’ of Globecomm under Rule 2720 of the Conduct Rules of the National Association of Securities Dealers, Inc. (‘‘NASD’’). Accordingly, the offering was made in compliance with the applicable provisions of Rule 2720, which require that the offering price of the common stock be no higher than that recommended by a ‘‘qualified independent underwriter,’’ as defined in Rule 2720.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At June 30, 2007, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long term debt and from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date. We have excluded from this assessment the operations of Globecomm Services Maryland which was acquired as of April 30, 2007.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in ‘‘Internal Control — Integrated Framework.’’ These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2007, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by our independent auditors, as stated in their report, which appears in the ‘‘Report of Independent Registered Public Accounting Firm’’ on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

Certain information in response to this item is incorporated herein by reference to ‘‘Election of Directors’’ and ‘‘Executive Officers’’ in Globecomm Systems Inc.’s Proxy Statement to be filed with the Securities and Exchange Commission (the ‘‘SEC’’). Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in the Registrant’s Proxy Statement to be filed with the SEC.

Item 11.    Executive Compensation

Information in response to this item is incorporated herein by reference to ‘‘Executive Compensation and Other Information’’ in the Registrant’s Proxy Statement to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference to ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in the Registrant’s Proxy Statement to be filed with the SEC.

Item 13.    Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference to ‘‘Certain Transactions’’ in the Registrant’s Proxy Statement to be filed with the SEC.

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

        (3)   Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the ‘‘Registration Statement’’)).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant’s Current Report on Form 8-K, dated December 3, 1998).
10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001).
10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

Exhibit No.
10.12		Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10	.13*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet®, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
10.14		Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.15		Loan and Security Agreement, dated as of September 15, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003).
10.16		Loan Modification Agreement, dated as of October 8, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.17		Second Loan Modification Agreement, dated as of March 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.18		Third Loan Modification Agreement, dated as of June 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.19		Fourth Loan Modification Agreement, dated as of September 24, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.20		Fifth Loan Modification Agreement, dated as of October 29, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, File No. 000-22839).
10.21		Sixth Loan Modification Agreement, dated as of November 2, 2005, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, File No. 000-22839).
10.22		Credit Facility dated October 31, 2006, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).
10.23		Term Loan Agreement dated May 2, 2007, by and between the Registrant and Citibank, N.A. (filed herewith).
10.24		2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).
10.25		Asset Purchase Agreement, dated May 2, 2007, by and between the Registrant and Lyman Bros., Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).

Exhibit No.
10.26	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).
10.27	Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.

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

GLOBECOMM SYSTEMS INC.
Date: September 13, 2007	By:	/s/ DAVID E. HERSHBERG
David E. Hershberg, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. HERSHBERG	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/13/07

David E. Hershberg

/s/ ANDREW C. MELFI	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/13/07

Andrew C. Melfi

/s/ KENNETH A. MILLER	President and Director	9/13/07

Kenneth A. Miller

/s/ RICHARD E. CARUSO	Director	9/13/07

Richard E. Caruso

/s/ HARRY L. HUTCHERSON Jr.	Director	9/13/07

Harry L. Hutcherson Jr.

/s/ BRIAN T. MALONEY	Director	9/13/07

Brian T. Maloney

/s/ JACK A. SHAW	Director	9/13/07

Jack A. Shaw

/s/ A. ROBERT TOWBIN	Director	9/13/07

A. Robert Towbin

/s/ C.J. WAYLAN	Director	9/13/07

C.J. Waylan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the ‘‘Company’’) as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globecomm Systems Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Melville, New York
August 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Globecomm Systems Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting that Globecomm Systems Inc. maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Globecomm Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Globecomm Services Maryland LLC, which is included in the 2007 consolidated financial statements of Globecomm Systems Inc. and constituted approximately $10.2 million and $1.3 million of total and net assets, respectively, as of June 30, 2007 and approximately $5.1 million and $0.7 million of revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Globecomm Systems Inc. also did not include an evaluation of the internal control over financial reporting of Globecomm Services Maryland LLC.

In our opinion, management’s assessment that Globecomm Systems Inc. maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globecomm Systems Inc. as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August 10, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Melville, New York
August 10, 2007

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$25,558	$24,512
Accounts receivable, net	38,378	30,837
Inventories	16,294	13,058
Prepaid expenses and other current assets	2,823	1,131
Deferred income taxes	—	22
Total current assets	83,053	69,560
Fixed assets, net	33,238	15,510
Goodwill	22,197	7,204
Intangibles, net	3,474	—
Other assets	921	960
Total assets	$142,883	$93,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,170	$19,020
Deferred revenues	9,792	1,691
Accrued payroll and related fringe benefits	6,037	2,872
Other accrued expenses	2,235	1,966
Deferred liabilities	256	316
Long term debt – current	3,312	—
Total current liabilities	45,802	25,865
Other liabilities	1,035	353
Long term debt	12,533	—
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2007 and 2006	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2007 and 2006; shares issued: 16,942,449 in 2007 and 15,660,524 in 2006	17	16
Additional paid-in capital	143,843	135,673
Accumulated deficit	(57,566)	(65,892)
Treasury stock, at cost, 465,351 shares in 2007 and 2006	(2,781)	(2,781)
Total stockholders’ equity	83,513	67,016
Total liabilities and stockholders’ equity	$142,883	$93,234

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
Revenues from infrastructure solutions	$114,612	$97,967	$90,656
Revenues from services	36,133	28,069	18,928
Total revenues	150,745	126,036	109,584
Costs and operating expenses:
Costs from infrastructure solutions	92,197	81,410	75,357
Costs from services	29,052	23,605	15,527
Selling and marketing	8,376	7,029	5,821
Research and development	1,451	1,052	1,021
General and administrative	12,297	9,589	7,596
Total costs and operating expenses	143,373	122,685	105,322
Income from operations	7,372	3,351	4,262
Other income (expense):
Interest income	1,370	965	444
Interest expense	(205)	—	—
Gain on liquidation of foreign subsidiary	—	264	—
Gain on sale of available-for-sale securities	—	—	132
Gain on sale of investment	—	—	40
Income before income taxes	8,537	4,580	4,878
Provision for income taxes	211	88	64
Net income	$8,326	$4,492	$4,814
Basic net income per common share	$0.53	$0.30	$0.33
Diluted net income per common share	$0.50	$0.29	$0.32
Weighted-average shares used in the calculation of basic net income per common share	15,795	15,001	14,422
Weighted-average shares used in the calculation of diluted net income per common share	16,672	15,608	14,966

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2004	14,629	15	130,503	(75,198)	267	465	(2,781)	52,806
Proceeds from exercise of stock options	200	—	863	—	—	—	—	863
Issuance of common stock in connection with employee stock purchase plan	38	—	178	—	—	—	—	178
Issuance of stock options for services	—	—	6	—	—	—	—	6
Stock options acceleration	—	—	147	—	—	—	—	147
Proceeds from exercise of warrants	237	—	1,306	—	—	—	—	1,306
Comprehensive income:
Net income	—	—	—	4,814	—	—	—	4,814
Gain from foreign currency translation	—	—	—	—	17	—	—	17
Total comprehensive income		—	—	—	—	—	—	4,831
Balance at June 30, 2005	15,104	15	133,003	(70,384)	284	465	(2,781)	60,137
Proceeds from exercise of stock options	477	1	2,090	—	—	—	—	2,091
Stock compensation expense	—	—	115	—	—	—	—	115
Proceeds from exercise of warrants	80	—	440	—	—	—	—	440
Tax benefit from stock compensation plan	—	—	25	—	—	—	—	25
Comprehensive income:
Net income	—	—	—	4,492	—	—	—	4,492
Loss from foreign currency translation	—	—	—	—	(20)	—	—	(20)
Realized gain on liquidation of foreign subsidiary	—	—	—	—	(264)	—	—	(264)
Total comprehensive income								4,208
Balance at June 30, 2006	15,661	16	135,673	(65,892)	—	465	(2,781)	67,016
Proceeds from exercise of stock options	1,002	1	6,436	—	—	—	—	6,437
Stock compensation expense	—	—	214	—	—	—	—	214
Grant of restricted shares	37	—	—	—	—	—	—	—
Proceeds from exercise of warrants	242	—	1,444	—	—	—	—	1,444
Tax benefit from stock compensation plan	—	—	76	—	—	—	—	76
Net Income	—	—	—	8,326	—	—	—	8,326
Balance at June 30, 2007	16,942	17	143,843	(57,566)	—	465	(2,781)	83,513

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2007	2006	2005
Operating Activities:
Net income	$8,326	$4,492	$4,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,333	3,023	2,695
Provision for doubtful accounts	546	426	104
Deferred income taxes	22	16	45
Stock compensation expense	214	115	153
Gain on sale of available-for-sale securities	—	—	(132)
Gain on sale of investment	—	—	(40)
Tax benefit from stock compensation plan	76	25	—
Gain on liquidation of foreign subsidiary	—	(264)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,632)	(8,569)	(8,464)
Inventories	(2,795)	(174)	(9,119)
Prepaid expenses and other current assets	103	(273)	416
Other assets	58	73	63
Accounts payable	4,258	3,471	63
Deferred revenues	1,235	(3,870)	4,482
Accrued payroll and related fringe benefits	2,961	699	1,019
Other accrued expenses	30	(2)	292
Other liabilities	622	(317)	(317)
Net cash provided by (used in) operating activities	14,357	(1,129)	(3,926)
Investing Activities:
Purchases of fixed assets	(17,808)	(2,484)	(3,303)
Acquisition of business net of cash received	(19,069)	—	—
Restricted cash	—	—	1,903
Proceeds from the sale of available-for-sale securities	—	—	330
Net cash used in investing activities	(36,877)	(2,484)	(1,070)
Financing Activities:
Proceeds from exercise of stock options	6,437	2,091	863
Proceeds from exercise of warrants	1,444	440	1,306
Proceeds from sale of common stock in connection with employee stock purchase plan	—	—	178
Borrowings under acquisition loan	16,000	—	—
Repayments of debt	(315)	—	—
Net cash provided by financing activities	23,566	2,531	2,347
Effect of foreign currency translation on cash	—	(15)	6
Net increase (decrease) increase in cash and cash equivalents	1,046	(1,097)	(2,643)
Cash and cash equivalents at beginning of year	24,512	25,609	28,252
Cash and cash equivalents at end of year	$25,558	$24,512	$25,609
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$86	$—	$—
Cash paid for income taxes	109	198	5

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1.    Organization and Description of Business

Globecomm Systems Inc. (‘‘Globecomm’’) was incorporated in the State of Delaware on August 17, 1994. The Company’s core business provides end-to-end, value-added satellite-based communications solutions. This business supplies infrastructure solutions for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company’s wholly-owned subsidiaries, Globecomm Network Services Corporation (‘‘GNSC’’) and Globecomm Services Maryland LLC (‘‘GSM’’) provide satellite communication services capabilities.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GNSC, GSM and Globecomm Systems Europe Limited (collectively, the ‘‘Company’’). On June 30, 2006, the Company liquidated the Globecomm Systems Europe Limited entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (‘‘SAB 104’’), Revenue Recognition, for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company’s standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company’s long-term complex production-type projects. Revenue is recognized on the Company’s standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customers’ contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

2.    Significant Accounting Policies (continued)

The Company recognizes revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for its non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customers’ satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customers’ ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventory balances in the accompanying consolidated balance sheets.

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contracted losses are recognized as they become known.

Revenues from services consist of managed network services and lifecycle support services for a broad variety of communications applications. Service revenues are recognized ratably over the period in which services are provided. Payments received in advance of services are deferred until the period such services are provided and are presented as deferred revenues in the accompanying consolidated balance sheets.

Costs from Infrastructure Solutions

Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries.

Costs from Services

Costs from services relating to Internet-based services consist primarily of satellite space segment charges, Internet connectivity fees, voice termination costs and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellite leased from operators. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Centers, on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation.

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

Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The recorded amount of the Company’s debt approximates its fair value due to its variable interest rate.

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

The fair value of options granted under the Company’s 1997 and 2006 Plans was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2007, 2006 and 2005: weighted average risk-free interest rate of 4.6% (2007), 4.6% (2006) and 3.6% (2005), weighted average volatility factor of the expected market price of the Company’s common stock of .57 (2007), .65 (2006) and .41 (2005), no dividend yields and a weighted-average expected life of the options of four years for the years ended June 30, 2007 and 2006 and five years for the year ended June 30, 2005.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options under the Black-Scholes option valuation model.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

2.    Significant Accounting Policies (continued)

The following table details the effect on net income and net income per share had stock-based compensation expense for the stock options been recorded in the year ended June 30, 2005 based on the fair-value method under SFAS 123R. (in thousands, except per share data)

Reported net income	$4,814
Stock compensation expense included in net income as reported	153
Stock compensation expense determined under fair value method	(2,909)
Pro-forma net income	$2,058
Reported basic net income per common share	$0.33
Reported diluted net income per common share	$0.32
Pro-forma basic and diluted net income per common share	$0.14

As of June 30, 2007 there was approximately $396,000 of unrecognized compensation cost related to non-vested stock-based compensation related to outstanding stock options. The cost is expected to be recognized over a weighted-average period of 3.5 years.

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

The net carrying value of goodwill is approximately $22,197,000 and $7,204,000 at June 30, 2007 and 2006, which relates to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. No impairment was noted on the goodwill and intangible assets at June 30, 2007.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

2.    Significant Accounting Policies (continued)

Intangibles subject to amortization consist of the following:

June 30, 2007
(in thousands)
Customer relationships	$3,000
Contracts backlog	640
Covenant not to compete	60
3,700
Less accumulated amortization	226
Intangibles, net	$3,474

Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives were estimated as 8 years, 8 months and 3 years for customer relationships, contracts backlog and the covenants not to compete, respectively. Amortization expense of $226,000 was included in general and administrative expenses in the year ended June 30, 2007.

Amortization expense for the next five years related to these intangible assets is expected to be as follows (in thousands):

2008	$875
2009	395
2010	392
2011	375
2012	375

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

Comprehensive Income

Accumulated other comprehensive income for the year ended June 30, 2005 of approximately $284,000 represented an unrealized gain from foreign currency translation related to a foreign subsidiary.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

3.    Acquisition

On April 23, 2007, the Company entered into an Asset Purchase Agreement (the ‘‘Purchase Agreement’’) with Lyman Bros., Inc., a Utah corporation (‘‘Lyman’’), and GlobalSat, LLC, a Maryland limited liability company and a wholly-owned subsidiary of Lyman Bros., Inc. (‘‘GlobalSat’’). The Purchase Agreement provides for the acquisition of substantially all of the assets and the assumption of certain liabilities of GlobalSat (the ‘‘Assets’’), and the acquisition of 100% of the equity interests of Lyman Maryland Properties, LLC, a Utah limited liability company, and Turbo Logic Associates, LLC a Delaware limited liability company, each a wholly-owned subsidiary of Lyman, comprising the GlobalSat Division of Lyman Bros. The transaction closed on May 2, 2007.

Pursuant to the terms of the Purchase Agreement, the Company acquired the GlobalSat Division from Lyman for a purchase price of $18.5 million in cash. The purchase price was partially funded through a $16 million acquisition term loan provided by Citibank, N.A.

GlobalSat was a privately held global provider of satellite-based telecommunications services. Headquartered in metropolitan Washington D.C., it employed approximately 70 employees worldwide of which a majority are U.S. Government cleared and had a high concentration of recurring service revenues in the government marketplace.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting, the assets and liabilities of GlobalSat are recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets of approximately $18,693,000 is deductible for income tax purposes over 15 years.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

3.    Acquisition (continued)

The purchase price allocation, which includes approximately $677,000 in transaction related costs, is as follows (in thousands):

Total current assets	$5,848
Fixed assets	3,027
Other assets	19
Goodwill	14,993
Customer relationships	3,000
Contracts backlog	640
Covenant not to compete	60
Liabilities	(8,362)
Total Purchase Price	$19,225

The following unaudited pro forma information assumes that the acquisitions occurred on July 1 of each year presented, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on the acquisition note, decrease in interest income due to use of cash to partially fund acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the dates indicated or of the results that may occur in the future:

	Years Ended June 30,
	2007	2006
	(in thousands) (unaudited)
Revenues	$169,069	$146,070
Net income	$8,736	$4,882
Basic net income per common share	$0.55	$0.33
Diluted net income per common share	$0.52	$0.31

4.    Accounts Receivable

Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with infrastructure solutions contracts. At June 30, 2006, there was approximately $1,438,000 billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheets. Based on the Company’s experience with similar contracts in recent years, billed receivables relating to long-term contracts are expected to be collected within one year.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

5.    Inventories

Inventories consist of the following:

	June 30, 2007	June 30, 2006
	(In thousands)
Raw materials and component parts	$230	$110
Work-in-progress	17,507	14,564
	17,737	14,674
Less progress payments	1,443	1,616
	$16,294	$13,058

6.    Fixed Assets

Fixed assets consist of the following:

	June 30, 2007	June 30, 2006
	(In thousands)
Land	$2,116	$1,750
Building and improvements	8,037	6,606
Computer equipment	3,743	3,373
Machinery and equipment	3,926	3,487
Network Operations Center	13,137	10,747
Satellite earth station equipment	9,838	8,808
Furniture and fixtures	1,576	1,336
Leasehold improvements	63	—
Construction-in-progress	14,489	—
	56,925	36,107
Less accumulated depreciation and amortization	23,687	20,597
	$33,238	$15,510

7.    Long Term Debt

Debt consists of the following:

June 30, 2007
(in thousands)
Acquisition Loan (a)	$15,733
Other note at 7% interest due November 2007	112
15,845
Less current portion	3,312
Long Term Debt	$12,533

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

7.    Long Term Debt (continued)

The purchase of GSM was funded, in part, through a five-year $16.0 million acquisition term loan (‘‘Acquisition Loan’’) provided by Citibank, N.A on May 2, 2007. The Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion, and is collateralized by a first priority security interest on all of the Company’s assets, including the GSM assets. In addition, the credit facility contains certain financial and other covenants, monthly reporting provisions and other requirements, with which the Company was in compliance with at June 30, 2007. The balance is paid in equal monthly installments of approximately $267,000.

Future minimum payments under these debt agreements, excluding interest, consisted of the following at June 30, 2007 (in thousands):

2008	$3,312
2009	3,200
2010	3,200
2011	3,200
2012	2,933
$15,845

Line of Credit

On October 31, 2006, the Company entered into a secured credit facility with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and loans may not be drawn in amounts in excess of $20 million. The Line bears interest at the prime rate or LIBOR plus 225 basis points, at the discretion of the Company, and is collateralized by a first priority security interest on all of the assets of the Company. The Company can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that the Company may borrow and apply letters of credit against the availability under the line of credit. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, with which the Company was in compliance with at June 30, 2007. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of June 30, 2007, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $13.4 million, which were applied against and reduced the amounts available under this credit facility.

8.    Common Stock

Private Placement

On December 31, 2003, the Company completed a private placement transaction of equity securities and issued 1,500,000 shares of common stock at a price of $4.50 per share for an aggregate price of $6,750,000 and issued warrants to purchase up to 750,000 shares of common stock at an exercise price of $5.50 per share. The warrants became exercisable on July 1, 2004 and will expire on December 31, 2008. The Company incurred total expenses of approximately $583,000, of which approximately $456,000 represented placement agent commissions and approximately $127,000 represented other expenses. After deducting total expenses, the net proceeds received by the Company in January 2004 were approximately $6,167,000. At June 30, 2007, warrants to purchase 232,500 shares of the Company’s common stock noted above are outstanding and exercisable.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

9.    Stock Option and Stock Purchase Plans

On November 22, 2006, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 2006 Stock Incentive Plan (‘‘2006 Plan’’), which provides for grants of stock options or restricted stock awards to employees, directors and consultants of the Company for an aggregate of 850,000 shares of the Company’s common stock. At June 30, 2007, the number of remaining options available for grant under the 2006 Plan was 738,800.

On February 26, 1997, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 1997 Stock Incentive Plan (‘‘1997 Plan’’), which authorized the granting to employees, directors and consultants of the Company options to purchase an aggregate of 2,280,000 shares of the Company’s common stock. In November 2000 and 2001, the Company’s stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 800,000 shares in fiscal 2001 and 2002. In November 2004, the Company’s stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 1,000,000 shares. On November 22, 2006, the Company terminated the 1997 Plan and cancelled all remaining unissued shares totaling approximately 1,311,000. No new options can be granted from the 1997 Plan.

Options granted under the 1997 Plan and 2006 Plan may be either incentive or non-qualified stock options. The exercise price of an option shall be determined by the Company’s Board of Directors or compensation committee of the board at the time of grant, however, in the case of an incentive stock option the exercise price may not be less than 100% of the fair market value of such stock at the time of the grant, or less than 110% of such fair market value in the case of options granted to a 10% owner of the Company’s stock.

Employee options generally vest annually in equal installments over a four-year period and expire on the tenth anniversary of the date of grant. Director options granted upon initial election to the Board of Directors generally vest one third on the grant date and an additional one third on each of the next two succeeding anniversaries of the date of grant. Each additional annual grant vests immediately. All Director options expire the earlier of ten years from the date of grant or one year from concluding service as a director of the Company. In May 2005 (as discussed in Note 2), in response to FAS 123R, the Board of Directors of the Company approved an acceleration of all unvested options granted to employees and directors under the 1997 Plan. Restricted stock awards vest annually in equal installments over a three-year period.

The following table summarizes the Company’s stock option activity (in thousands, except per share amounts):

	Years Ended June 30,
	2007		2006		2005
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Balance, beginning of year	2,809	$7.55	3,258	$7.16	3,359	$7.05
Grants	94	10.86	79	6.90	206	6.34
Exercised	(1,002)	6.42	(477)	4.38	(200)	4.31
Canceled	(38)	7.52	(51)	11.58	(107)	7.20
Balance, end of year	1,863	8.32	2,809	7.55	3,258	7.16
Exercisable, end of year	1,782	$8.22	2,760	$7.55	3,258	$7.16
Weighted-average fair value options granted during the year		$5.26		$3.77		$4.16

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

9.    Stock Option and Stock Purchase Plans (continued)

The following table summarizes information about stock options outstanding at June 30, 2007 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.47 – $1.47	2	6.5	$1.47	2	$1.47
$3.14 – $4.68	503	5.5	$3.78	503	$3.78
$5.06 – $7.49	764	4.9	$6.57	741	$6.55
$7.63 – $10.99	215	4.2	$9.57	196	$9.67
$11.22 – $17.13	212	3.3	$13.43	173	$13.45
$18.38 – $25.25	149	2.4	$21.24	149	$21.24
$28.00 – $28.00	18	2.6	$28.00	18	$28.00
	1,863	4.6	$8.32	1,782	$8.22

Restricted stock granted under the 2006 Plan totaled 37,000 shares in the year ended June 30, 2007. The weighted average grant date fair value of restricted stock granted in during the year ended June 30, 2007 was $13.61. As of June 30, 2007 there was approximately $485,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares. The cost is expected to be recognized over a weighted-average period of 2.9 years.

The Company has reserved approximately 2,872,000 shares of its common stock for issuance upon exercise of all available and outstanding options, warrants, and unvested restricted shares at June 30, 2007.

On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan (‘‘1999 Plan’’). Pursuant to the 1999 Plan, 400,000 shares of the Company’s common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at the lesser of 85% of fair market value at date of grant or date of purchase through participation in the payroll-deduction based employee stock purchase plan. During the year ended June 30, 2005 the Company issued 37,961 shares of its common stock to participating employees in connection with the 1999 Plan. The Board of Directors suspended the 1999 Plan effective July 1, 2005 due to the impact on the Company’s operating results due to the adoption of SFAS 123R. At June 30, 2007, the number of remaining shares available for issuance under the 1999 Plan was 121,321.

10.    Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and unvested restricted shares. The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the years ended June 30, 2007, 2006 and 2005, excludes the effect of approximately 430,000, 1,407,000, and 2,577,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

11.    Retirement Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. The Company contributed approximately $640,000, $547,000, and $236,000 to the 401(k) plan during the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, the Company has accrued $357,000 included in accrued payroll and related fringe benefits in the accompanying balance sheet. In addition, the plan also provides for discretionary profit sharing contributions by the Company. There were no discretionary profit sharing contributions made by the Company during the years ended June 30, 2007, 2006 and 2005.

12.    Related Party Transactions

During fiscal 2001, the Company advanced $200,000 to a former executive officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2002, the Company increased the $200,000 loan to $300,000 and amended the promissory note accordingly. During fiscal 2003, this former executive officer resigned from the board of directors and pursuant to a letter agreement (the ‘‘agreement’’) the Company consolidated the then outstanding loan and advances receivable from this former executive officer and current employee of the Company into a $321,000 promissory note. Under the terms of the letter agreement the Company will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2005 so long as the former executive officer remains an employee of the Company, subject to the terms of the agreement. At June 30, 2007 and 2006, the annual installment to be forgiven within one year along with accrued interest outstanding under this promissory note was included in other current assets in the accompanying consolidated balance sheet. The remaining principal balance outstanding at June 30, 2007 and 2006 was approximately $65,000 and $130,000, respectively.

13.    Income Taxes

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

During fiscal 2007 and 2006, the Company recorded a tax provision of approximately $211,000 and $88,000, respectively.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

13.    Income Taxes (continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30, 2007	June 30, 2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,631	$26,972
Accruals and reserves	1,336	1,003
Write-down of investments	426	426
State investment tax credit carryforwards	—	22
AMT tax credit	333	150
Capital loss carryforwards	540	1,062
Projects in progress	150	340
	27,416	29,975
Valuation allowance for deferred tax assets	(26,466)	(28,958)
	950	1,017
Deferred tax liabilities:
Depreciation and amortization	(950)	(995)
Net deferred tax assets	$—	$22

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company has provided a valuation allowance against its operating losses and temporary differences.

For the years ended June 30, 2007, 2006 and 2005, the valuation allowance decreased by approximately $2,492,000, $1,968,000, and $1,887,000, respectively. Approximately $6,456,000 of the deferred tax asset, if recognized, will be allocated directly to stockholders’ equity relating to non-qualified dispositions of stock option exercises.

At June 30, 2007, the Company had federal net operating loss carryforwards of approximately $58,700,000 of which approximately $21,100,000 may be subject to certain utilization limitations provided by the Internal Revenue Code. The net operating loss carryforwards will expire at various dates beginning in 2010 through 2024, if not utilized.

At June 30, 2007, the Company also had federal alternative minimum tax credit carryforwards of approximately $333,000, which may be carried forward indefinitely.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

13.    Income Taxes (continued)

The reconciliations of tax provision (benefit) computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax income are as follows:

	Years Ended June 30,
	2007	2006	2005
Tax at U.S. Federal statutory rate	34%	34%	34%
Foreign Income at varying rates	—	—	7
Other	4	3	—
Change in valuation allowance	(36)	(35)	(40)
	2%	2%	1%

14.    Segment Information

The Company operates through two business segments. Its infrastructure solutions segment, through Globecomm Systems Inc. is engaged in the design, assembly and installation of ground segment systems and networks. Its services segment, through GNSC and GSM, provides satellite communication services capabilities.

The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

The following is the Company’s business segment information as of and for the years ended June 30, 2007, 2006 and 2005:

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Revenues:
Infrastructure solutions	$114,642	$99,136	$91,613
Services	36,628	29,273	21,875
Intercompany eliminations	(525)	(2,373)	(3,904)
Total revenues	$150,745	$126,036	$109,584
Income from operations:
Infrastructure solutions	$4,790	$2,370	$4,229
Services	2,506	837	(296)
Interest income	1,370	965	444
Gain on sale of investment	—	—	40
Gain on sale of available-for-sale securities	—	—	132
Gain on liquidation of foreign subsidiary	—	264	—
Interest expense	(205)	—	—
Intercompany eliminations	76	144	329
Income before income taxes	$8,537	$4,580	$4,878
Depreciation and amortization:
Infrastructure solutions	$1,327	$1,201	$1,153
Services	2,065	1,893	1,871
Intercompany Eliminations	(59)	(71)	(329)
Total depreciation and amortization	$3,333	$3,023	$2,695

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

14.    Segment Information (continued)

	Years Ended June 30,
	2007	2006	2005
	(In thousands)
Expenditures for long-lived assets:
Infrastructure solutions	$8,875	$1,410	$887
Services	8,933	1,074	2,458
Intercompany eliminations	—	—	(42)
Total expenditures for long-lived assets	$17,808	$2,484	$3,303

	June 30, 2007	June 30, 2006	June 30, 2005
	(In thousands)
Assets:
Infrastructure solutions	$183,988	$145,125	$139,117
Services	29,735	13,256	13,712
Intercompany eliminations	(70,840)	(65,147)	(66,451)
Total assets	$142,883	$93,234	$86,378

At June 30, 2007, 2006 and 2005, the Company had total assets of approximately $56,000, $53,000 and $1,137,000, and long-lived assets of approximately $38,000, $46,000 and $80,000, respectively, located in the United Kingdom.

15.    Significant Customers and Concentrations of Credit Risk

The Company designs, assembles and installs infrastructure solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers’ financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company’s estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2007, 2006 and 2005, were approximately $1,113,000, $825,000 and $815,000, respectively.

The Company’s consolidated revenues for the years ended June 30, 2007, 2006 and 2005 included two customers, which accounted for 17% and 11% of the Company’s consolidated revenue, one customer accounted for 11% of the Company’s consolidated revenue and three customers accounted for 20%, 13% and 13% of the Company’s consolidated revenue, respectively.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

15.    Significant Customers and Concentrations of Credit Risk (continued)

Revenues earned from infrastructure solutions are attributed to the geographic location to which the equipment is shipped. Revenues earned from services are attributed to the geographic location in which the services are being provided. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2007	2006	2005
Africa	7%	13%	8%
North and South America	10%	5%	4%
Asia	4%	8%	4%
Europe	7%	17%	25%
Middle East	24%	22%	32%
	52%	65%	73%

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in one financial institution at June 30, 2007 and 2006. Cash equivalents are comprised of short-term debt instruments and certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate fair market value. At times, cash may be in excess of Federal Deposit Insurance Company insurance limits.

16.    Commitments and Contingencies

Lease Commitments

The Company currently leases satellite space segment services, office space, teleport services and other equipment under various operating leases, which expire in various years through 2013. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced.

Future minimum lease payments under non-cancelable operating leases with terms of one year or more consist of the following at June 30, 2007 (in thousands):

2008	$13,553
2009	5,034
2010	1,229
2011	643
2012	399
Thereafter	14
$20,872

Rent expense for satellite space segment services, office space, teleport services, and other equipment was approximately $11,704,000, $10,306,000 and $7,918,000 for years ended June 30, 2007, 2006 and 2005, respectively.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Continued)

16.    Commitments and Contingencies (continued)

Employment Agreements

During October 2001, the Company entered into three-year employment agreements with six officers and one former officer for an aggregate amount of approximately $1,214,000 per year. The Company will have certain obligations to these individuals if they are terminated. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement. During fiscal 2007, the Board of Directors approved increases bringing the aggregate amount to approximately $1,909,000 per year.

17.    Subsequent Event

On August 17, 2007, the Company completed an offering of equity securities totaling $33,750,000 in gross proceeds. The Company issued 3,000,000 shares of common stock at a price of $11.25 per share and granted to the underwriters an overallotment option of 450,000 additional shares at the same terms. On August 21, 2007, the Company received $31,893,750 after deducting underwriting discounts and commissions. As of the date of this report, the underwriters overallotment option has not been exercised.

Stephens Inc. acted as a joint lead bookrunner in the offering. Because A. Robert Towbin serves on our Board of Directors and as an Executive Vice President and Managing Director of Stephens Inc., Stephens Inc. may be deemed to be an ‘‘affiliate’’ of Globecomm under Rule 2720 of the Conduct Rules of the National Association of Securities Dealers, Inc. (‘‘NASD’’). Accordingly, the offering was made in compliance with the applicable provisions of Rule 2720, which require that the offering price of the common stock be no higher than that recommended by a ‘‘qualified independent underwriter,’’ as defined in Rule 2720.

GLOBECOMM SYSTEMS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
Year ended June 30, 2007:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$825,000	$546,000		$(258,000	)(c)	$1,113,000
Valuation allowance on deferred tax assets	28,958,000	—		$(2,492,000	)(b)	26,466,000
	$29,783,000	$546,000		$(2,750,000)		$27,579,000
Year ended June 30, 2006:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$815,000	$426,000		$(416,000	)(c)	$825,000
Valuation allowance on deferred tax assets	30,926,000	—		$(1,968,000	)(b)	28,958,000
	$31,741,000	$426,000		$(2,384,000)		$29,783,000
Year ended June 30, 2005:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$2,618,000	$(1,350,000	)(a)	$(453,000	)(c)	$815,000
Valuation allowance on deferred tax assets	32,813,000	—		$(1,887,000	)(b)	30,926,000
	$35,431,000	$(1,350,000)		$(2,340,000)		$31,741,000

(a)	Includes recovery of accounts receivable balances (net of charges).
(b)	Reduction in valuation allowance for net deferred tax assets.
(c)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

S-1

Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the ‘‘Registration Statement’’)).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant’s Current Report on Form 8-K, dated December 3, 1998).
10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald Woodring (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001).
10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

Exhibit No.
10.12		Promissory Note Secured By Stock Pledge Agreement, dated September 4, 2001, by and between Kenneth A. Miller and the Registrant (incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10	.13*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet®, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).
10.14		Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).
10.15		Loan and Security Agreement, dated as of September 15, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003).
10.16		Loan Modification Agreement, dated as of October 8, 2003, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.17		Second Loan Modification Agreement, dated as of March 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.18		Third Loan Modification Agreement, dated as of June 2, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.19		Fourth Loan Modification Agreement, dated as of September 24, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
10.20		Fifth Loan Modification Agreement, dated as of October 29, 2004, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, File No. 000-22839).
10.21		Sixth Loan Modification Agreement, dated as of November 2, 2005, by and between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, File No. 000-22839).
10.22		Credit Facility dated October 31, 2006, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).
10.23		Term Loan Agreement dated May 2, 2007, by and between the Registrant and Citibank, N.A. (filed herewith).
10.24		2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).
10.25		Asset Purchase Agreement, dated May 2, 2007, by and between the Registrant and Lyman Bros., Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).

Exhibit No.
10.26	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024.
10.27	Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a− 14 and 15d− 14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.