Form 10-Q
period 2007-09-30
GLOBECOMM SYSTEMS INC
filed 2007-11-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 6, 2007, there were 19,990,964 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

Index to the September 30, 2007

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,405	$25,558
Accounts receivable, net	29,527	38,378
Inventories	21,620	16,294
Prepaid expenses and other current assets	1,377	2,823
Total current assets	103,929	83,053
Fixed assets, net	32,826	33,238
Goodwill	22,197	22,197
Intangibles, net	3,135	3,474
Other assets	955	921
Total assets	$163,042	$142,883
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,823	$24,170
Deferred revenues	11,704	9,792
Accrued payroll and related fringe benefits	3,610	6,037
Other accrued expenses	2,210	2,235
Deferred liabilities	225	256
Long term debt-current	39	3,312
Total current liabilities	38,611	45,802
Other liabilities	1,013	1,035
Long term debt	—	12,533
Deferred income taxes	88	—
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2007 and June 30, 2007	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 20,471,796 at September 30, 2007 and 16,942,449 at June 30, 2007	20	17
Additional paid-in capital	180,634	143,843
Accumulated deficit	(54,543)	(57,566)
Treasury stock, at cost, 465,351 shares at September 30, 2007 and June 30, 2007	(2,781)	(2,781)
Total stockholders’ equity	123,330	83,513
Total liabilities and stockholders’ equity	$163,042	$142,883

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Revenues from infrastructure solutions	$26,798	$17,461
Revenues from services	15,544	8,258
Total revenues	42,342	25,719
Costs and operating expenses:
Costs from infrastructure solutions	21,184	14,075
Costs from services	11,106	6,587
Selling and marketing	2,525	1,775
Research and development	497	200
General and administrative	4,075	2,414
Total costs and operating expenses	39,387	25,051
Income from operations	2,955	668
Other income (expense):
Interest income	520	268
Interest expense	(285)	—
Income before income taxes	3,190	936
Provision for income taxes	167	20
Net income	$3,023	$916
Basic net income per common share	$0.17	$0.06
Diluted net income per common share	$0.16	$0.06
Weighted-average shares used in the calculation of basic net income per common share	17,829	15,219
Weighted-average shares used in the calculation of diluted net income per common share	18,815	15,834

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the THREE months ended SEPTEMBER 30, 2007
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2007	16,942	$17	$143,843	$(57,566)	465	$(2,781)	$83,513
Proceeds from exercise of stock options	47	—	267				267
Stock compensation expense			85				85
Grant of restricted shares	33	—					—
Proceeds from offering, net of issuance costs of $2,378	3,450	3	36,431				36,434
Tax benefit from stock compensation plan			8				8
Net income				3,023			3,023
Balance at September 30, 2007	20,472	$20	$180,634	$(54,543)	465	$(2,781)	$123,330

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Operating Activities:
Net income	$3,023	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,559	761
Provision for doubtful accounts	76	52
Deferred income taxes	88	—
Stock compensation expense	85	12
Tax benefit from stock compensation plan	8	7
Changes in operating assets and liabilities:
Accounts receivable	8,775	5,603
Inventories	(5,326)	(1,924)
Prepaid expenses and other current assets	1,446	119
Other assets	(34)	(1)
Accounts payable	(3,347)	(5,698)
Deferred revenue	1,912	2,381
Accrued payroll and related fringe benefits	(2,427)	(596)
Other accrued expenses	(25)	(363)
Other liabilities	(53)	674
Net cash provided by operating activities	5,760	1,943
Investing Activities:
Purchases of fixed assets	(808)	(1,661)
Net cash used in investing activities	(808)	(1,661)
Financing Activities:
Proceeds from exercise of stock options	267	979
Proceeds from offering, net	36,434	—
Repayments of debt	(15,806)	—
Net cash provided by financing activities	20,895	979
Net increase in cash and cash equivalents	25,847	1,261
Cash and cash equivalents at beginning of period	25,558	24,512
Cash and cash equivalents at end of period	$51,405	$25,773
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$385	$—
Cash paid for income taxes	34	13

See accompanying notes.

GLOBECOMM SYSTEMS INC.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2007 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation (‘‘GNSC’’) and Globecomm Services Maryland LLC (‘‘GSM’’).

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (‘‘SFAS 123R’’). Stock compensation expense was approximately $85,000 and $12,000 for the three months ended September 30, 2007 and

2006, respectively. As of September 30, 2007, there was approximately $442,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 3.4 years. As of September 30, 2007, there was approximately $879,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.8 years.

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

The net carrying value of goodwill is approximately $22,197,000 at September 30, 2007, which relates to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events during the three months ended September 30, 2007 that would result in any goodwill impairment.

Intangibles subject to amortization consist of the following:

September 30, 2007
(in thousands)
Customer relationships	$3,000
Contracts backlog	640
Covenant not to compete	60
3,700
Less accumulated amortization	565
Intangibles, net	3,135

Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives were estimated as 8 years, 8 months and 3 years for customer relationships, contracts backlog and the covenants not to compete, respectively. Amortization expense of $339,000 was included in general and administrative expenses in the three months ended September 30, 2007.

Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2008	$536
2009	395
2010	392
2011	375
2012	375

Income Taxes

Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Significant judgment is required in making this assessment. The ultimate realization of the net deferred tax assets, consisting of net operating losses and temporary differences, is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards.

The Company evaluates the need for a valuation allowance against its deferred tax assets each quarter. During the three months ended September 30, 2007, the Company determined that a portion of its deferred tax assets are recoverable based on the forecasted results of operations for the remainder of the fiscal year ending June 30, 2008. This tax benefit of approximately $4.4 million has been included in calculating the estimated effective tax rate for the year ending June 30, 2008. Due to the continued uncertainties in the markets we serve and regarding our ability to utilize the net operating losses in the future, the Company continues to provide a valuation allowance, totalling approximately $25.4 million, against the balance of our net deferred tax assets at September 30, 2007.

Uncertainty in Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that the Company recognize in its financial statements the benefits of tax return positions if that tax position is more likely than not of being sustained on audit, based on its technical merits. The provisions of FIN 48 were effective as of July 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of this pronouncement on July 1, 2007 did not have a material impact on the financial statements of the Company.

Unrecognized tax benefits at July 1, 2007 and September 30, 2007 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. At July 1, 2007 and September 30, 2007, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state taxing jurisdictions. The Company’s federal tax returns for the 2003 through 2006 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statutes of limitation.

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

Recent Accounting Pronouncements

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

2.    Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2007 and 2006, excludes the effect of approximately 276,000 and 872,000 stock options and warrants in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	September 30, 2007 (Unaudited)	June 30, 2007
	(In thousands)
Raw materials and component parts	$262	$230
Work-in-progress	24,439	17,507
	24,701	17,737
Less progress payments	3,081	1,443
	$21,620	$16,294

4.	Segment Information

The Company operates through two business segments. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks. Its services segment, through GNSC and GSM, provides satellite communication services capabilities.

The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

The following is the Company’s business segment information for the three months ended September 30, 2007 and 2006 and as of September 30, 2007 and June 30, 2007:

	Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
	(In thousands)
Revenues:
Infrastructure solutions	$26,798	$17,491
Services	15,664	8,468
Intercompany eliminations	(120)	(240)
Total revenues	$42,342	$25,719
Income from operations:
Infrastructure solutions	$753	$(203)
Services	2,197	868
Interest income	520	268
Interest expense	(285)	—
Intercompany eliminations	5	3
Income before income taxes	$3,190	$936
Depreciation and amortization:
Infrastructure solutions	$490	$325
Services	1,080	454
Intercompany eliminations	(11)	(18)
Total depreciation and amortization	$1,559	$761
Expenditures for long-lived assets:
Infrastructure solutions	$487	$100
Services	321	1,561
Total expenditures for long-lived assets	$808	$1,661

	September 30, 2007 (Unaudited)	June 30, 2007
	(In thousands)
Assets:
Infrastructure solutions	$206,796	$183,988
Services	28,158	29,735
Intercompany eliminations	(71,912)	(70,840)
Total assets	$163,042	$142,883

5.	Long Term Debt

The purchase of GSM’s business was funded, in part, through a five-year $16.0 million acquisition term loan (‘‘Acquisition Loan’’) provided by Citibank, N.A on May 2, 2007. The Acquisition Loan bore interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion, and was collateralized by a first priority security interest on all of the Company’s assets, including the GSM assets. On September 26, 2007, the Company repaid the balance of $14.9 million. As of September 30, 2007, the only debt remaining was a note bearing 7% interest due in November 2007 with a balance of $39,000.

On October 31, 2006, the Company entered into a secured credit facility with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and loans may not be drawn in amounts in excess of $20 million. The Line bears interest at the prime rate or LIBOR plus 225 basis points, at the discretion of the Company, and is collateralized by a first priority security interest on all of the assets of the Company. The Company can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that the Company may borrow and apply letters of credit against the availability under the line of credit. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements, with which the Company was in compliance with at September 30, 2007. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of September 30, 2007, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $11.4 million, which were applied against and reduced the amounts available under this credit facility.

6.	Offering of Equity Securities

During the three months ended September 30, 2007, the Company completed an offering of equity securities totaling $38,812,500 in gross proceeds. The Company sold 3,450,000 shares of common stock at a price of $11.25 per share. Expenses incurred totaled approximately $2,378,000, of which approximately $2,135,000 represented underwriting discounts and commissions and approximately $243,000 represented other expenses which resulted in net proceeds of approximately $36,434,000.

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

The products and services we offer include: pre-engineered systems, systems design and integration services, managed network services and life cycle support services. To provide these products and services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises and media and content broadcasters.

Since our products and services are often sold into areas of the world which do not have fiber optic land-based networks, a portion of our revenues are derived from, and are expected to continue to be derived from, developing countries. These countries carry with them more enhanced risks of doing business than in developed areas of the world, including the possibility of armed conflicts or the risk that more advanced land-based telecommunications will be implemented over time.

In the three months ended September 30, 2007, 23% of our revenues were generated by sales to one customer in the government marketplace. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

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

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations centers on a twenty-four hour a day, seven day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the data communication services segment. There have been no events during the three months ended September 30, 2007 that would result in any goodwill impairment.

Deferred tax assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Significant judgment is required in making this assessment. The ultimate realization of the net deferred tax assets, consisting of net operating losses and temporary differences, is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards.

We evaluate the need for a valuation allowance against our deferred tax assets each quarter. During the three months ended September 30, 2007, we determined that a portion of our deferred tax assets is recoverable based on the forecasted results of operations for the remainder of the fiscal year ending June 30, 2008. This tax benefit of approximately $4.4 million has been included in calculating the estimated effective tax rate for the year ending June 30, 2008. Due to the continued uncertainties in the markets we serve and regarding our ability to utilize the net operating losses in the future, we continue to provide a valuation allowance, totalling approximately $25.4 million, against the balance of our net deferred tax assets at September 30, 2007.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Our consolidated results of operations for the three months ended September 30, 2007 include results related to the acquisition of the business of GSM which are included in the services segment since the acquisition in May 2007.

Revenues from Infrastructure Solutions.    Revenues increased by $9.3 million, or 53.5%, to $26.8 million for the three months ended September 30, 2007 compared to $17.5 million for the three months ended September 30, 2006. The increase in revenues was primarily driven by the increase in the pre-engineered systems product line revenue in the government marketplace.

Revenues from Services.    Revenues increased by $7.3 million, or 88.2%, to $15.5 million for the three months ended September 30, 2007 compared to $8.3 million for the three months ended September 30, 2006. The increase in revenue was primarily due to $6.4 million of GSM sales along with an increase in managed network services revenue within the content distribution services solution offering from a large program with Showtime Network Inc. which service began in July 2007, partially offset by a decrease in life cycle support services primarily due to a sale of equipment to a major U.S. enterprise customer in the three months ended September 30, 2006.

Costs from Infrastructure Solutions.    Costs from infrastructure solutions increased by $7.1 million, or 50.5%, to $21.2 million for the three months ended September 30, 2007 from $14.1 million for the three months ended September 30, 2006. The increase was attributable to a higher revenue base. The gross margin increased to 20.9% of sales for the three months ended September 30, 2007 from 19.4% for the three months ended September 30, 2006. This increase in gross margin was mainly attributable to the increased revenue in the pre-engineered systems product line in the government marketplace.

Costs from Services.    Costs from services increased by $4.5 million, or 68.6%, to $11.1 million for the three months ended September 30, 2007 from $6.6 million for the three months ended September 30, 2006. Gross margin increased to 28.6% of sales for the three months ended September 30, 2007 compared to 20.2% for the three months ended September 30, 2006. The increase in the margin was primarily driven by GSM sales along with an increase in revenue within the content distribution services, which has higher margin than the other service offerings. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Selling and Marketing.    Selling and marketing expenses increased by $0.8 million, or 42.3%, to $2.5 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. The increase is a result of an increase in salary and salary related expenses for additional marketing personnel pursuing business in the government marketplace, travel and living expenses related to marketing efforts exploring new markets along with selling and marketing expenses incurred at GSM.

Research and Development.    Research and development expenses increased by $0.3 million, or 148.5%, to $0.5 million for the three months ended September 30, 2007 compared to $0.2 million for the three months ended September 30, 2006. The increase was principally due to costs associated with expanding CDMA and GSM capabilities to enhance the cellular hosted switch offering.

General and Administrative.    General and administrative expenses increased by $1.7 million, or 68.8%, to $4.1 million for the three months ended September 30, 2007 from $2.4 million for the three months ended September 30, 2006. The increase in general and administrative expenses for the three months ended September 30, 2007 was due to GSM expenses and salary increases due to an increase in headcount.

Interest Income.    Interest income increased by $0.3 million, or 94.0%, to $0.5 million for the three months ended September 30, 2007 from $0.3 million for the three months ended September 30, 2006, as a result of increase in cash balance due to receipts of the proceeds of the Company’s follow-on equity offering in August and September 2007 and increased interest rates.

Interest Expense.    Interest expense of $0.3 million for the three months ended September 30, 2007 is a result of the acquisition term loan used to partially fund the acquisition of the GSM business. On September 26, 2007, the Company repaid the principal balance of the acquisition term loan.

Provision for Income Taxes.    Provision for income taxes increased by $0.1 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to the increase in net income and in an increase in the effective tax rate due to additional state income taxes due to GSM operations in the three months ended September 30, 2007.  Additionally the annual effective tax rate includes the recovery of  $5.5 million of the deferred tax assets based on the forecasted results of operations for the fiscal year ending June 30, 2008 of which $1.1 million was included in the provision for income taxes for the three months ended September 30, 2007. Due to the continued uncertainties in the markets we serve and regarding our ability to utilize the net operating losses in the future, the Company continues to provide a valuation allowance, totaling approximately $25.4 million, against the balance of our net deferred tax assets at September 30, 2007.

Liquidity and Capital Resources

At September 30, 2007, we had working capital of $65.3 million, including cash and cash equivalents of $51.4 million, net accounts receivable of $29.5 million, inventories of $21.6 million, prepaid expenses and other current assets of $1.4 million, offset by $20.8 million in accounts payable, $11.7 million in deferred revenues, $3.6 million in accrued payroll and related fringe benefits, and $2.5 million in accrued expenses and other current liabilities.

Net cash provided by operating activities during the three months ended September 30, 2007 was $5.8 million, which primarily related to a decrease in accounts receivable of $8.8 million due to the timing of billings and collections from customers, net income of $3.0 million, an increase in deferred revenue of $1.9 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a non-cash item representing depreciation and amortization expense of $1.6 million primarily related to amortization of intangibles related to the acquisition of GSM’s business and depreciation expense primarily related the network operations center and satellite earth station equipment, offset by an increase in inventory of $5.3 million due to the timing of shipments of certain jobs, a decrease in accounts payable of $3.3 million relating to the reduction in revenues and the timing of vendor payments and a decrease in accrued payroll and related fringe benefits of $2.4 million primarily due to the payment of the Company’s fiscal 2007 pay for performance plan.

Net cash used in investing activities during the three months ended September 30, 2007 was $0.8 million, which related to the completion of the upgrade of our Hauppauge facility to meet the requirements of the increased business levels and the purchase of network operations center and teleport assets.

Net cash provided by financing activities during the three months ended September 30, 2007 was $20.9 million, which related primarily to proceeds from the offering of $36.4 million partially offset by the repayment of the acquisition term loan of $15.8 million.

In August and September 2007 we completed an offering of equity securities totaling $38,812,500 in gross proceeds. We sold 3,450,000 shares of common stock at a price of $11.25 per share. We incurred total expenses of approximately $2,378,000, of which approximately $2,135,000 represented underwriting discounts and commissions and approximately $243,000 represented other expenses which resulted in net proceeds of approximately $36,434,000.

On May 2, 2007, we acquired the GlobalSat business for a purchase price of $18.5 million in cash. The purchase price was funded, in part, through a five-year $16.0 million acquisition term loan provided by Citibank, N.A. The Acquisition Loan bore interest at the prime rate or LIBOR plus 225 basis points, at our discretion, and was collateralized by a first priority security interest on all of our assets, including the GSM assets.On September 26, 2007 the Company repaid the acquisition note balance.

We have a credit facility in place with Citibank, N.A, which expires on November 30, 2007. The credit facility is comprised of: (1) a $25 million borrowing base line of credit (the ‘‘Line’’), which is available for standby letters of credit, commercial letters of credit and loans; (2) a bridge line of credit in the amount of $7 million, which is to support equipment purchases; and (3) a foreign exchange line in the amount of $10 million. If there are direct borrowings under the Line, the commercial letters of credit and direct borrowings may not be drawn in amounts in excess of $20 million. The Line bears interest at the prime rate or LIBOR plus 225 basis points, at our discretion, and is collateralized by a first priority security interest on all of our assets. We can be advanced up to 80% of eligible accounts receivable and 100% of unrestricted cash. The credit facility provides that we may borrow and apply letters of credit against the availability under the Line. In addition, the credit facility contains certain financial and other covenants, deposit requirements, monthly reporting provisions and other requirements. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of September 30, 2007, no borrowings were outstanding under the credit facility; however, there were standby letters of credit of approximately $11.4 million, which were applied against and reduced the amounts available under the facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2013. Future minimum lease payments due on these leases through September 30, 2008 are approximately $11.5 million.

At September 30, 2007, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Operating leases	$17,323	$11,501	$4,974	$848	$—
Long term debt	$39	$39	$—	$—	$—
Total contractual cash obligations	$17,362	$11,540	$4,974	$848	$—

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	More Than 5 years
Standby letters of credit	$11,373	$10,544	$829	$—	$—
Total commercial commitments	$11,373	$10,544	$829	$—	$—

We expect that our cash and working capital requirements for operating activities may increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may periodically experience negative cash flows due to variances in quarter to quarter operating performance and if cash is used to fund any future acquisitions of complementary businesses, technologies and intellectual property. We will use existing working capital and, if required, use our credit facility to meet these additional working capital requirements.

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2008. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At September 30, 2007, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

Risk Factors

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with four customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 23% of our revenues for the three months ended September 30, 2007 from a U.S. Government agency. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We derive a substantial portion of our revenues from the government marketplace.

We derive a substantial portion of our revenues from government marketplace. In the three months ended September 30, 2007, we derived 67% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets of our business. A future reduction in the proportion of our business from government marketplace would negatively impact our results of operations.

We may not realize all of the anticipated benefits of our acquisition of the GlobalSat business.

The success of our recent acquisition of the GlobalSat business, which is operated by GSM, depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the GlobalSat business with our business, and the failure to realize these anticipated benefits could cause our business to be materially adversely affected.

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

The GlobalSat business is generally dependent upon agreements with three customers to provide equipment and services, from which we expect to generate a significant portion of revenues relating to the GlobalSat business. If any of these three customers modifies or terminates its agreement with GlobalSat, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

GNSC’s revenues and results of operations are dependent on the infrastructure of the network operations center and the International Teleport at our headquarters in Hauppauge, New York. Similarly, GSM’s revenues and results of operations are dependent on the infrastructure of the network operations center and teleport at our Laurel, Maryland facility. A catastrophic event to either of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring a majority of the services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least September 30, 2008. We may need to raise additional funds for future acquisitions of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From October 1, 2006 through September 30, 2007, our stock price ranged from a low of $8.02 per share to a high of $15.05 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed earth stations in Hauppauge, New York, and Laurel, Maryland, subject to the Communications Act of 1934, as amended (the ‘‘FCC Act’’), and the rules and regulations of FCC. Pursuant to the FCC Act and rules, we have obtained and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our earth stations. We have also obtained and maintain authorization issued under Section 214 of the FCC

Act to act as a telecommunications carrier, which authorization also extends to GNSC. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that the FCC will grant additional licenses when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our earth stations. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our earth stations. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

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

Export of Telecommunications Equipment

The sale of our infrastructure solutions outside the United States is subject to compliance with the United States Export Administration Regulations and, in certain circumstances, with the International Traffic in Arms Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into and implement our services in some countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operations and financial condition.

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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: November 9, 2007	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2007	/s/ ANDREW C. MELFI
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