Form 10-Q
period 2007-12-31
GLOBECOMM SYSTEMS INC
filed 2008-02-11
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 7, 2008, there were 20,140,975 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,618	$25,558
Accounts receivable, net	39,593	38,378
Inventories	19,158	16,294
Prepaid expenses and other current assets	1,914	2,823
Total current assets	109,283	83,053
Fixed assets, net	33,084	33,238
Goodwill	22,197	22,197
Intangibles, net	2,797	3,474
Other assets	953	921
Total assets	$168,314	$142,883
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,294	$24,170
Deferred revenues	7,022	9,792
Accrued payroll and related fringe benefits	5,802	6,037
Other accrued expenses	1,902	2,235
Deferred liabilities	195	256
Long term debt – current	—	3,312
Total current liabilities	39,215	45,802
Other liabilities	996	1,035
Long term debt	—	12,533
Deferred income taxes	196	—
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2007 and June 30, 2007	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 20,602,226 at December 31, 2007 and 16,942,449 at June 30, 2007	20	17
Additional paid-in capital	181,491	143,843
Accumulated deficit	(50,823)	(57,566)
Treasury stock, at cost, 465,351 shares at December 31, 2007 and June 30, 2007	(2,781)	(2,781)
Total stockholders’ equity	127,907	83,513
Total liabilities and stockholders’ equity	$168,314	$142,883

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Revenues from infrastructure solutions	$38,925	$28,351	$65,723	$45,812
Revenues from services	15,522	8,370	31,066	16,628
Total revenues	54,447	36,721	96,789	62,440
Costs and operating expenses:
Costs from infrastructure solutions	31,435	23,202	52,619	37,277
Costs from services	12,027	6,976	23,133	13,563
Selling and marketing	2,728	1,766	5,253	3,541
Research and development	656	323	1,153	523
General and administrative	4,229	2,951	8,304	5,365
Total costs and operating expenses	51,075	35,218	90,462	60,269
Income from operations	3,372	1,503	6,327	2,171
Interest income	556	348	1,076	616
Interest (expense)	—	—	(285)	—
Income before income taxes	3,928	1,851	7,118	2,787
Provision for income taxes	208	45	375	65
Net income	$3,720	$1,806	$6,743	$2,722
Basic net income per common share	$0.19	$0.12	$0.36	$0.18
Diluted net income per common share	$0.18	$0.11	$0.34	$0.17
Weighted-average shares used in the calculation of basic net income per common share	19,992	15,601	18,892	15,409
Weighted-average shares used in the calculation of diluted net income per common share	20,868	16,489	19,796	16,181

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended DECEMBER 31, 2007
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2007	16,942	$17	$143,843	$(57,566)	465	$(2,781)	$83,513
Proceeds from exercise of stock options	115		715				715
Proceeds from exercise of stock warrants	20		110				110
Stock compensation expense			407				407
Grant of restricted shares	75
Proceeds from offering, net of issuance costs of $2,412	3,450	3	36,397				36,400
Tax benefit from stock compensation plan			19				19
Net income				6,743			6,743
Balance at December 31, 2007	20,602	$20	$181,491	$(50,823)	465	$(2,781)	$127,907

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2007	December 31, 2006
Operating Activities:
Net income	$6,743	$2,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,093	1,487
Provision for doubtful accounts	130	220
Deferred income taxes	196	—
Stock compensation expense	407	159
Tax benefit from stock compensation plan	19	22
Changes in operating assets and liabilities:
Accounts receivable	(1,345)	(7,360)
Inventories	(2,864)	(1,867)
Prepaid expenses and other current assets	909	(318)
Other assets	(32)	(7)
Accounts payable	124	3,432
Deferred revenue	(2,770)	3,820
Accrued payroll and related fringe benefits	(235)	910
Other accrued expenses	(333)	(410)
Other liabilities	(100)	607
Net cash provided by operating activities	3,942	3,417
Investing Activities:
Purchases of fixed assets	(2,262)	(5,617)
Net cash used in investing activities	(2,262)	(5,617)
Financing Activities:
Proceeds from exercise of stock options	715	3,353
Proceeds from exercise of warrants	110	344
Proceeds from offering, net	36,400	—
Repayments of debt	(15,845)	—
Net cash provided by financing activities	21,380	3,697
Net increase in cash and cash equivalents	23,060	1,497
Cash and cash equivalents at beginning of period	25,558	24,512
Cash and cash equivalents at end of period	$48,618	$26,009
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$385	$—
Cash paid for income taxes	116	76

See accompanying notes.

GLOBECOMM SYSTEMS INC.
Notes to Consolidated Financial Statements
DECember 31, 2007
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the six months ended December 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008, or for any future period.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (‘‘SFAS 123R’’). Stock compensation expense was approximately $322,000 and $407,000 for the three and six months ended December 31,

2007, respectively. Stock compensation expense was approximately $147,000 and $159,000 for the three and six months ended December 31, 2006, respectively. As of December 31, 2007, there was approximately $440,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 3.2 years. As of December 31, 2007, there was approximately $1,361,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The net carrying value of goodwill is approximately $22,197,000 at December 31, 2007, which relates to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events during the three months ended December 31, 2007 that would indicate that goodwill is impaired.

Intangibles subject to amortization consist of the following:

December 31, 2007
(in thousands)
Customer relationships	$3,000
Contracts backlog	640
Covenant not to compete	60
3,700
Less accumulated amortization	903
Intangibles, net	2,797

Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives were estimated as 8 years, 8 months and 3 years for customer relationships, contract backlog and covenants not to compete, respectively. Amortization expense of $338,000 and $677,000 was included in general and administrative expenses in the three and six months ended December 31, 2007.

Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2008	$198
2009	395
2010	392
2011	375
2012	375

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

The Company evaluates the need for a valuation allowance against its deferred tax assets each quarter. During the three months ended September 30, 2007, the Company determined that a portion of its deferred tax assets are recoverable based on the forecasted results of operations for the remainder of the fiscal year ending June 30, 2008. This tax benefit of approximately $5.5 million has been included in calculating the estimated effective tax rate for the year ending June 30, 2008. Due to the continued uncertainties in the markets the Company serves and regarding its ability to utilize the net operating losses in the future, the Company continues to provide a valuation allowance, totaling approximately $24.2 million, against the balance of the its net deferred tax assets December 31, 2007.

Uncertainty in Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that the Company recognize in its financial statements the benefits of tax return positions if that tax position is more likely than not of being sustained on audit, based on its technical merits. The provisions of FIN 48 were effective as of July 1, 2007. The adoption of this pronouncement on July 1, 2007 did not have an impact on the financial statements of the Company.

Unrecognized tax benefits at July 1, 2007 and December 31, 2007 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At July 1, 2007 and December 31, 2007, the Company had not accrued any amounts for the potential payment of penalties and interest.

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

2.    Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options warrants, and non-vested restricted shares (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2007 excludes the effect of approximately 291,000 and 290,000 stock options and restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2006 excludes the effect of approximately 603,000 and 646,000 stock options in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	December 31, 2007 (Unaudited)	June 30, 2007
	(In thousands)
Raw materials and component parts	$245	$230
Work-in-progress	21,312	17,507
	21,557	17,737
Less progress payments	2,399	1,443
	$19,158	$16,294

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

The following is the Company’s business segment information for the three and six months ended December 31, 2007 and 2006 and as of December 31, 2007 and June 30, 2007:

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Revenues:
Infrastructure solutions	$38,985	$28,351	$65,783	$45,842
Services	15,717	8,525	31,381	16,993
Intercompany eliminations	(255)	(155)	(375)	(395)
Total revenues	$54,447	$36,721	$96,789	$62,440
Income from operations:
Infrastructure solutions	$2,135	$1,013	$2,888	$810
Services	1,228	481	3,425	1,349
Interest income	556	348	1,076	616
Interest expense	—	—	(285)	—
Intercompany eliminations	9	9	14	12
Income before income taxes	$3,928	$1,851	$7,118	$2,787
Depreciation and amortization:
Infrastructure solutions	$489	$310	$979	$635
Services	1,057	434	2,137	888
Intercompany eliminations	(12)	(18)	(23)	(36)
Total depreciation and amortization	$1,534	$726	$3,093	$1,487
Expenditures for long-lived assets:
Infrastructure solutions	$540	$1,197	$1,027	$1,297
Services	914	2,759	1,235	4,320
Total expenditures for long-lived assets	$1,454	$3,956	$2,262	$5,617

	December 31, 2007 (Unaudited)	June 30, 2007
	(In thousands)
Assets:
Infrastructure solutions	$212,283	$183,988
Services	27,351	29,735
Intercompany eliminations	(71,320)	(70,840)
Total assets	$168,314	$142,883

5.    Debt

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

On January 25, 2008, the Company entered into a secured credit facility with Citibank, N.A, which expires on December 31, 2008. The credit facility is comprised of a $50 million borrowing base line of credit (the ‘‘Line’’) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (1) $30 million available for standby letters of credit; (2) $20 million available for commercial letters of credit; (3) $25 million term line to be used for acquisitions; and (4) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at the discretion of the Company, and is collateralized by a first priority security interest on all of the assets of the Company. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at December 31, 2007. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of December 31, 2007, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $9.3 million, which were applied against and reduced the amounts available under the credit facility.

6.    Offering of Equity Securities

During the three months ended September 30, 2007, the Company completed an offering of equity securities totaling $38,812,500 in gross proceeds. The Company sold 3,450,000 shares of common stock at a price of $11.25 per share. Expenses incurred totaled approximately $2,412,000, of which approximately $2,135,000 represented underwriting discounts and commissions and approximately $277,000 represented other expenses which resulted in net proceeds of approximately $36,400,000.

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

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from government and government related entities (‘‘government marketplace’’) and developing countries. Our business is therefore affected by government spending and geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts.

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

In the three months ended December 31, 2007, 22% and 14% of our revenues were generated by sales to a U.S. government agency and a provider of telecommunications services in Asia, respectively. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the six months ended December 31, 2007 that would indicate that goodwill is impaired.

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

We evaluate the need for a valuation allowance against our deferred tax assets each quarter. During the three months ended September 30, 2007, we determined that a portion of our deferred tax assets is recoverable based on the forecasted results of operations for the remainder of the fiscal year ending June 30, 2008. This tax benefit of approximately $5.5 million has been included in calculating the estimated effective tax rate for the year ending June 30, 2008. Due to the continued uncertainties in the markets we serve and regarding our ability to utilize the net operating losses in the future, we continue to provide a valuation allowance, totaling approximately $24.2 million, against the balance of our net deferred tax assets at December 31, 2007.

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

Results of Operations

Three and Six Months Ended December 31, 2007 and 2006

Our consolidated results of operations for the three and six months ended December 31, 2007 include results related to the acquisition of the business of GSM which are included in the services segment since the acquisition in May 2007.

Revenues from Infrastructure Solutions.    Revenues increased by $10.6 million, or 37.3%, to $38.9 million for the three months ended December 31, 2007 and increased by $19.9 million, or 43.5%, to $65.7 million for the six months ended December 31, 2007 compared to $28.4 million and $45.8 million for the three and six months ended December 31, 2006, respectively. The increase in revenues was primarily driven by the increase in the pre-engineered systems product line revenue in the government marketplace.

Revenues from Services.    Revenues increased by $7.2 million, or 85.4%, to $15.5 million for the three months ended December 31, 2007 and increased by $14.4 million, or 86.8%, to $31.1 million for the six months ended December 31, 2007 compared to $8.4 million and $16.6 million for the three and six months ended December 31, 2006, respectively. For the three months ended December 31, 2007 the increase in revenues was primarily due to the addition of $7.6 million of GSM revenue along with an increase within the content distribution services solution offering from a large program with Showtime Networks Inc. which service began in July 2007, partially offset by a decrease in life cycle support services in the government marketplace and a decrease in telephony services. For the six months ended December 31, 2007 the increase in revenue was primarily due to the addition of $14.0 million of GSM revenue along with an increase within the content distribution services solution offering from a large program with Showtime Networks Inc. which service began in July 2007, partially offset by a decrease in life cycle support services in the government marketplace.

Costs from Infrastructure Solutions.    Costs from infrastructure solutions increased by $8.2 million, or 35.5%, to $31.4 million for the three months ended December 31, 2007 and increased by $15.3 million, or 41.2%, to $52.6 million for the six months ended December 31, 2007 compared to $23.2 million and $37.3 million for the three and six months ended December 31, 2006, respectively. The increase was attributable to a higher revenue base. The gross margin increased to 19.2% and 19.9% of revenues for the three and six months ended December 31, 2007 compared to 18.2% and 18.6% for the three and six months ended December 31, 2006. This increase in gross margin was mainly attributable to the increased revenue in the pre-engineered systems product line in the government marketplace.

Costs from Services.    Costs from services increased by $5.1 million, or 72.4%, to $12.0 million for the three months ended December 31, 2007 and increased by $9.6 million, or 70.6%, to $23.1 million for the six months ended December 31, 2007 compared to $7.0 million and $13.6 million for the three and six months ended December 31, 2006, respectively. Gross margin increased to 22.5% and 25.5% of revenues for the three and six months ended December 31, 2007 compared to 16.7% and 18.4% for the three and six months ended December 31, 2006. The increase in the margin was primarily driven by GSM sales along with an increase in revenue within the content distribution services solution offering from a large program with Showtime Networks Inc., which has higher margin than the other service offerings. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Selling and Marketing.    Selling and marketing expenses increased by $1.0 million, or 54.5%, to $2.7 million for the three months ended December 31, 2007 and increased by $1.7 million, or 48.3%, to $5.3 million for the six months ended December 31, 2007 compared to $1.8 million and $3.5 million for the three and six months ended December 31, 2006, respectively. The increase was due to selling and marketing expenses incurred at GSM, an increase in salary and salary related expenses for additional marketing personnel pursuing business in the government marketplace and travel and living expenses related to marketing efforts exploring new markets.

Research and Development.    Research and development expenses increased by $0.3 million, or 103.1%, to $0.7 million for the three months ended December 31, 2007 and increased by $0.6 million, or 120.5%, to $1.2 million for the six months ended December 31, 2007 compared to $0.3 million and $0.5 million for the three and six months ended December 31, 2006, respectively. The increase was principally due to costs associated with expanding CDMA and GSM capabilities to enhance the cellular hosted switch offering.

General and Administrative.    General and administrative expenses increased by $1.3 million, or 43.3%, to $4.2 million for the three months ended December 31, 2007 and increased by $2.9 million, or 54.8%, to $8.3 million for the six months ended December 31, 2007 compared to $3.0 million and $5.4 million for the three and six months ended December 31, 2006, respectively. The increase in general and administrative expenses was due to GSM expenses of $1.1 million and $2.3 million for the three and six months ended December 31, 2007, respectively, along with increase in stock compensation expense and salary due to an increase in headcount.

Interest Income.    Interest income increased by $0.2 million, or 59.8%, to $0.6 million for the three months ended December 31, 2007 and increased by $0.5 million, or 74.7%, to $1.1 million for the six months ended December 31, 2007 compared to $0.3 million and $0.6 million for the three and six months ended December 31, 2006, respectively, as a result of the increase in cash due to receipts of the proceeds of the Company’s follow-on equity offering in August and September 2007 and increased interest rates.

Interest Expense.    Interest expense of $0.3 million for the six months ended December 31, 2007 was a result of the acquisition term loan used to partially fund the acquisition of the GSM business. On September 26, 2007, the Company repaid the principal balance of the acquisition term loan.

Provision for Income Taxes.    Provision for income taxes increased to $0.2 million for the three months ended December 31, 2007 and to $0.4 million for the six months ended December 31, 2007 due to the increase in net income and an increase in the effective tax rate due to additional state income taxes due to GSM operations in the three and six months ended December 31, 2007. Additionally, the annual effective tax rate includes the recovery of $5.5 million of the deferred tax assets based on the forecasted results of operations for the fiscal year ending June 30, 2008.  Due to the continued uncertainties in the markets we serve and regarding our ability to utilize the net operating losses in the future, we continue to provide a valuation allowance, totaling approximately $24.2 million, against the balance of our net deferred tax assets at December 31, 2007.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $70.1 million, including cash and cash equivalents of $48.6 million, net accounts receivable of $39.6 million, inventories of $19.2 million, prepaid expenses and other current assets of $1.9 million, offset by $24.3 million in accounts payable, $7.0 million in deferred revenues, $5.8 million in accrued payroll and related fringe benefits and $2.1 million in accrued expenses and other current liabilities.

Net cash provided by operating activities during the six months ended December 31, 2007 was $3.9 million, which primarily related to net income of $6.7 million, a non-cash item representing depreciation and amortization expense of $3.1 million (primarily related to amortization of intangibles related to the acquisition of GSM’s business) and depreciation expense primarily related to the network operations center and satellite earth station equipment, partially offset by an increase in inventory of $2.9 million due to the timing of shipments of certain jobs, a decrease in deferred revenue of $2.8 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and an increase in accounts receivable of $1.3 million due to the timing of billings and collections from customers.

Net cash used in investing activities during the six months ended December 31, 2007 was $2.3 million, which related to the purchase of network operations center and teleport assets and the completion of the upgrade of our Hauppauge facility to meet the requirements of the increased business levels.

Net cash provided by financing activities during the six months ended December 31, 2007 was $21.4 million, which related primarily to proceeds from the offering of $36.4 million and $0.8 million of proceeds from the exercise of stock options and warrants, partially offset by the repayment of the acquisition term loan of $15.8 million.

In August and September 2007, we completed an offering of equity securities totaling $38,812,500 in gross proceeds. We sold 3,450,000 shares of common stock at a price of $11.25 per share. We incurred total expenses of approximately $2,412,000, of which approximately $2,135,000 represented underwriting discounts and commissions and approximately $277,000 represented other expenses which resulted in net proceeds of approximately $36,400,000.

On May 2, 2007, we acquired the GlobalSat business for a purchase price of $18.5 million in cash. The purchase price was funded, in part, through a five-year $16.0 million acquisition term loan provided by Citibank, N.A. The Acquisition Loan bore interest at the prime rate or LIBOR plus

225 basis points, at our discretion, and was collateralized by a first priority security interest on all of our assets, including the GSM assets. On September 26, 2007 the Company repaid the acquisition loan balance of $14.9 million.

On January 25, 2008, we entered into a secured credit facility with Citibank, N.A, which expires on December 31, 2008. The credit facility is comprised of a $50 million borrowing base line of credit (the ‘‘Line’’) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (1) $30 million available for standby letters of credit; (2) $20 million available for commercial letters of credit; (3) $25 million term line to be used for acquisitions; and (4) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at our discretion, and is collateralized by a first priority security interest on all of our assets. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at December 31, 2007. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of December 31, 2007, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $9.3 million, which were applied against and reduced the amounts available under the credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2013. Future minimum lease payments due on these leases through December 31, 2008 are approximately $14.9 million.

At December 31, 2007, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$21,278	$14,923	$4,899	$1,061	$395
Total contractual cash obligations	$21,278	$14,923	$4,899	$1,061	$395

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$9,335	$9,121	$214	$—	$—
Total commercial commitments	$9,335	$9,121	$214	$—	$—

We expect that our cash and working capital requirements for operating activities may increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may periodically experience negative cash flows due to variances in quarter to quarter operating performance and if cash is used to fund any future acquisitions of complementary businesses, technologies and intellectual property. We will use existing working capital and, if required, use our credit facility to meet these additional working capital requirements. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 31, 2008. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At December 31, 2007, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

None

Item 1A.    Risk Related to our Business

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

We derive a substantial portion of our revenues from the government marketplace. In the three months ended December 31, 2007, we derived 63% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets of our business. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.

There are a number of other risks associated with the government marketplace include purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts we are awarded which can lead to increased costs, delays and possible loss of the contract.

We may not realize all of the anticipated benefits of our acquisition of the GlobalSat business.

The success of our recent acquisition of the GlobalSat business, which is operated by GSM is generally dependent upon agreements with three customers to provide equipment and services, from which we expect to generate a significant portion of revenues relating to the GlobalSat business. If any of these three customers modifies or terminates its agreement with GlobalSat, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

Our service revenue has increased as a percentage of total revenue and if our service revenue decreases or margins decrease, our results of operations will be harmed.

GNSC and GSM’s future revenues and results of operations are dependent on the development of the market for its current and future services. The service business tends to have higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would negatively impact our results of operations.

In the event of a catastrophic loss affecting our operations in Hauppauge, New York or Laurel, Maryland, our results of operations would be harmed.

GNSC’s revenues and results of operations are dependent on the infrastructure of the network operations center and the International Teleport at our headquarters in Hauppauge, New York. Similarly, GSM’s revenues and results of operations are dependent on the infrastructure of the network operations center and teleport at our Laurel, Maryland facility. A catastrophic event at either of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring a majority of the services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.

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

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, like Ascent Media, Globecast, and Convergent Media Systems. In addition, in managed network services we may compete with other communications service providers like Segovia and satellite owners like SES Americom, Intelsat and Verizon. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least December 31, 2008. We may need to raise additional funds for future acquisitions of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

We currently have been granted six patents in the United States, one for remote access to the Internet using satellites, one for satellite communication with automatic frequency control, one for a monitor and control system for satellite communications networks and the like, one for implementing facsimile and data communications using Internet protocols and two for a dish antenna kit, including alignment tool. We have one other patent pending in the United States for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From January 1, 2007 through December 31, 2007, our stock price ranged from a low of $8.85 per share to a high of $16.49 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Matters voted upon at the Annual Meeting of stockholders held on November 15, 2007 and the results of the voting were as follows:

(i)    The following individuals were elected by the Stockholders to serve as Directors:

Board Member	For	Withheld
Richard E. Caruso	17,801,068	678,818
David E. Hershberg	17,750,887	728,999
Harry L. Hutcherson, Jr.	17,826,379	653,507
Brian T. Maloney	16,748,609	1,731,277
Kenneth A. Miller	17,752,287	727,599
Jack A. Shaw	17,801,568	678,318
A. Robert Towbin	16,697,363	1,782,523
C.J. Waylan	17,802,068	677,818

(ii)    To ratify the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2008 was voted upon as follows: 18,349,840 shares for; 115,133 shares against; and 14,913 shares abstaining.

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

GLOBECOMM SYSTEMS INC.
(Registrant)

Date: February 11, 2008	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
Date: February 11, 2008	/s/ ANDREW C. MELFI
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