Form 10-Q
period 2008-03-31
GLOBECOMM SYSTEMS INC
filed 2008-05-12
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes     No

As of May 7, 2008, there were 20,162,624 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2008	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,651	$25,558
Accounts receivable, net	44,200	38,378
Inventories	21,685	16,294
Prepaid expenses and other current assets	1,845	2,823
Total current assets	110,381	83,053
Fixed assets, net	33,216	33,238
Goodwill	22,197	22,197
Intangibles, net	2,698	3,474
Other assets	963	921
Total assets	$169,455	$142,883
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,015	$24,170
Deferred revenues	11,567	9,792
Accrued payroll and related fringe benefits	4,244	6,037
Other accrued expenses	1,649	2,235
Deferred liabilities	146	256
Long term debt – current	—	3,312
Total current liabilities	36,621	45,802
Other liabilities	948	1,035
Long term debt	—	12,533
Deferred income taxes	296	—
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2008 and June 30, 2007	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 20,623,876 at March 31, 2008 and 16,942,449 at June 30, 2007	20	17
Additional paid-in capital	181,751	143,843
Accumulated deficit	(47,400)	(57,566)
Treasury stock, at cost, 465,351 shares at March 31, 2008 and June 30, 2007	(2,781)	(2,781)
Total stockholders’ equity	131,590	83,513
Total liabilities and stockholders’ equity	$169,455	$142,883

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Revenues from infrastructure solutions	$27,483	$31,818	$93,206	$77,630
Revenues from services	15,809	7,299	46,875	23,927
Total revenues	43,292	39,117	140,081	101,557
Costs and operating expenses:
Costs from infrastructure solutions	21,388	25,225	74,007	62,502
Costs from services	12,178	6,131	35,311	19,694
Selling and marketing	2,457	2,290	7,710	5,831
Research and development	507	440	1,660	963
General and administrative	3,533	3,033	11,837	8,398
Total costs and operating expenses	40,063	37,119	130,525	97,388
Income from operations	3,229	1,998	9,556	4,169
Interest income	387	391	1,463	1,007
Interest (expense)	—	—	(285)	—
Income before income taxes	3,616	2,389	10,734	5,176
Provision for income taxes	193	57	568	122
Net income	$3,423	$2,332	$10,166	$5,054
Basic net income per common share	$0.17	$0.15	$0.53	$0.32
Diluted net income per common share	$0.17	$0.14	$0.51	$0.31
Weighted-average shares used in the calculation of basic net income per common share	20,036	16,045	19,281	15,620
Weighted-average shares used in the calculation of diluted net income per common share	20,610	16,954	20,086	16,473

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the NINE months ended March 31, 2008
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2007	16,942	$17	$143,843	$(57,566)	465	$(2,781)	$83,513
Proceeds from exercise of stock options	136		824				824
Proceeds from exercise of stock warrants	20		110				110
Stock compensation expense			558				558
Grant of restricted shares	75
Proceeds from offering, net of issuance costs of $2,412	3,450	3	36,397				36,400
Tax benefit from stock compensation plan			19				19
Net income				10,166			10,166
Balance at March 31, 2008	20,623	$20	$181,751	$(47,400)	465	$(2,781)	$131,590

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2008	March 31, 2007
Operating Activities:
Net income	$10,166	$5,054
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,417	2,229
Provision for doubtful accounts	332	457
Deferred income taxes	296	—
Stock compensation expense	558	171
Tax benefit from stock compensation plan	19	49
Changes in operating assets and liabilities:
Accounts receivable	(6,154)	3,713
Inventories	(5,391)	(3,712)
Prepaid expenses and other current assets	978	(587)
Other assets	(42)	52
Accounts payable	(5,155)	(376)
Deferred revenue	1,775	4,660
Accrued payroll and related fringe benefits	(1,793)	844
Other accrued expenses	(586)	(45)
Other liabilities	(197)	704
Net cash (used in) provided by operating activities	(777)	13,213
Investing Activities:
Purchases of fixed assets	(3,619)	(14,087)
Net cash used in investing activities	(3,619)	(14,087)
Financing Activities:
Proceeds from exercise of stock options	824	5,029
Proceeds from exercise of warrants	110	1,101
Proceeds from offering, net	36,400	—
Repayments of debt	(15,845)	—
Net cash provided by financing activities	21,489	6,130
Net increase in cash and cash equivalents	17,093	5,256
Cash and cash equivalents at beginning of period	25,558	24,512
Cash and cash equivalents at end of period	$42,651	$29,768
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$385	$—
Cash paid for income taxes	144	136

See accompanying notes.

GLOBECOMM SYSTEMS INC.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the nine months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2008, or for any future period.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (‘‘SFAS 123R’’). Stock compensation expense was approximately $151,000 and $558,000 for the three and nine months ended

March 31, 2008, respectively. Stock compensation expense was approximately $12,000 and $171,000 for the three and nine months ended March 31, 2007, respectively. As of March 31, 2008, there was approximately $407,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 3.0 years. As of March 31, 2008, there was approximately $1,242,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The net carrying value of goodwill was approximately $22,197,000 at March 31, 2008, which related to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events during the nine months ended March 31, 2008 that would indicate that goodwill was impaired.

Intangibles subject to amortization consist of the following:

March 31, 2008
(in thousands)
Customer relationships	$3,000
Contracts backlog	640
Covenant not to compete	60
3,700
Less accumulated amortization	1,002
Intangibles, net	$2,698

Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives were estimated as 8 years, 8 months and 3 years for customer relationships, contracts backlog and covenants not to compete, respectively. Amortization expense of $99,000 and $776,000 was included in general and administrative expenses in the three and nine months ended March 31, 2008, respectively.

Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2008	$99
2009	395
2010	392
2011	375
2012	375

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

The Company evaluates the need for a valuation allowance against its deferred tax assets each quarter. During the three months ended September 30, 2007, the Company determined that a portion of its deferred tax assets are recoverable based on the forecasted results of operations for the remainder of the fiscal year ending June 30, 2008. This tax benefit of approximately $5.5 million has been included in calculating the estimated effective tax rate for the year ending June 30, 2008. Due to the continued uncertainties in the markets the Company serves, and regarding its ability to utilize the net operating losses in the future, the Company continues to provide a valuation allowance, totaling approximately $23.0 million, against the balance of its net deferred tax assets as of March 31, 2008.

Uncertainty in Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that the Company recognize in its financial statements the benefits of tax return positions if that tax position is more likely than not of being sustained on audit, based on its technical merits. The provisions of FIN 48 became effective as of July 1, 2007.  The adoption of this pronouncement on July 1, 2007 did not have an impact on the financial statements of the Company.

Unrecognized tax benefits at July 1, 2007 and March 31, 2008 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At July 1, 2007 and March 31, 2008, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state taxing jurisdictions. The Company’s federal tax returns for the 2005 through 2007 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statutes of limitation.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations – revised (‘‘SFAS 141R’’). SFAS 141R provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. FAS141R will be effective for all business combinations consummated beginning July 1, 2009.

2.    Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and non-vested restricted shares (using the treasury stock method). The incremental common shares for stock options and warrants are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2008 excludes the effect of approximately 565,000 and 358,000 stock options and restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2007 excludes the effect of approximately 422,000 and 557,000 stock options in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3.    Inventories

Inventories consist of the following:

	March 31, 2008 (Unaudited)	June 30, 2007
	(In thousands)
Raw materials and component parts	$252	$230
Work-in-progress	22,217	17,507
	22,469	17,737
Less progress payments	784	1,443
	$21,685	$16,294

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

The following is the Company’s business segment information for the three and nine months ended March 31, 2008 and 2007 and as of March 31, 2008 and June 30, 2007:

	Three Months Ended		Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Unaudited)
	(In thousands)
Revenues:
Infrastructure solutions	$27,513	$31,818	$93,296	$77,660
Services	15,898	7,376	47,279	24,369
Intercompany eliminations	(119)	(77)	(494)	(472)
Total revenues	$43,292	$39,117	$140,081	$101,557
Income from operations:
Infrastructure solutions	$1,565	$1,830	$4,453	$2,640
Services	1,643	163	5,068	1,512
Interest income	387	391	1,463	1,007
Interest expense	—	—	(285)	—
Intercompany eliminations	21	5	35	17
Income before income taxes	$3,616	$2,389	$10,734	$5,176
Depreciation and amortization:
Infrastructure solutions	$530	$327	$1,509	$962
Services	806	426	2,943	1,314
Intercompany eliminations	(12)	(11)	(35)	(47)
Total depreciation and amortization	$1,324	$742	$4,417	$2,229
Expenditures for long-lived assets:
Infrastructure solutions	$503	$4,694	$1,530	$5,991
Services	854	3,776	2,089	8,096
Total expenditures for long-lived assets	$1,357	$8,470	$3,619	$14,087

	March 31, 2008 (Unaudited)	June 30, 2007
	(In thousands)
Assets:
Infrastructure solutions	$210,955	$183,988
Services	28,021	29,735
Intercompany eliminations	(69,521)	(70,840)
Total assets	$169,455	$142,883

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

On January 25, 2008, the Company entered into a secured credit facility with Citibank, N.A, which expires on December 31, 2008. The credit facility is comprised of a $50 million borrowing base line of credit (the ‘‘Line’’) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) $25 million term line to be used for acquisitions; and (d) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at the discretion of the Company, and is collateralized by a first priority security interest on all of the assets of the Company.The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at March 31, 2008. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of March 31, 2008, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $7.7 million, which were applied against and reduced the amounts available under the credit facility.

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

Since our products and services are often sold into areas of the world which do not have fiber optic land-based networks, a portion of our revenues is derived from, and is expected to continue to be derived from, developing countries. These countries carry with them more enhanced risks of doing business than in developed areas of the world, including the possibility of armed conflicts or the risk that more advanced land-based telecommunications will be implemented over time.

In the three months ended March 31, 2008, 14% of our revenues were generated by sales to a U.S. government agency. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

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

Costs from Infrastructure Solutions

Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. Typically, these contracts are fixed price projects. We use estimates of the costs applicable to various elements which we believe are reasonable. Our estimates, are assessed continually during the term of these contracts and costs are subject to revisions as the contract progresses to completion. These estimates are subjective based on management’s assessment of project risk. These risks may include project complexity and political and economic instability in certain regions in which we operate. Revisions in cost estimates are reflected in the period in which they become known. A significant revision in an estimate may negatively impact our results of operations. In the event an estimate indicates that a loss will be incurred at completion, we record the loss as it becomes known.

Goodwill Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the nine months ended March 31, 2008 that would indicate that goodwill is impaired.

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

We evaluate the need for a valuation allowance against our deferred tax assets each quarter. During the three months ended September 30, 2007, we determined that a portion of our deferred tax assets is recoverable based on the forecasted results of operations for the remainder of the fiscal year ending June 30, 2008. This tax benefit of approximately $5.5 million has been included in calculating the estimated effective tax rate for the year ending June 30, 2008. Due to the continued uncertainties in the markets we serve and regarding our ability to utilize the net operating losses in the future, we continue to provide a valuation allowance, totaling approximately $23.0 million, against the balance of our net deferred tax assets at March 31, 2008.

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

Results of Operations

Three and Nine Months Ended March 31, 2008 and 2007

Our consolidated results of operations for the three and nine months ended March 31, 2008 include results of the GSM business which are included in the services segment since the acquisition in May 2007.

Revenues from Infrastructure Solutions.    Revenues decreased by $4.3 million, or 13.6%, to $27.5 million for the three months ended March 31, 2008 and increased by $15.6 million, or 20.1%, to $93.2 million for the nine months ended March 31, 2008, compared to $31.8 million and $77.6 million for the three and nine months ended March 31, 2007, respectively. The decrease in revenues in the three months ended March 31, 2008 was due to timing of shipments and project milestones in the government marketplace. The increase in revenues for the nine months ended March 31, 2008 was primarily driven by the increase in the systems design and integration services and pre-engineered systems product revenue in the government marketplace.

Revenues from Services.    Revenues increased by $8.5 million, or 116.6%, to $15.8 million for the three months ended March 31, 2008 and increased by $22.9 million, or 95.9%, to $46.9 million for the nine months ended March 31, 2008 compared to $7.3 million and $23.9 million for the three and nine months ended March 31, 2007, respectively. For the three months ended March 31, 2008 the increase in revenues was primarily due to the addition of $6.3 million of GSM revenue along with an increase within the content distribution services from a large program with Showtime Networks Inc. which service began in July 2007 and an increase in VSAT multi-mode services related to equipment shipments. For the nine months ended March 31, 2008 the increase in revenue was primarily due to the addition of $20.3 million of GSM revenue along with an increase within the content distribution services from a large program with Showtime Networks Inc. and an increase in the internet and data services, partially offset by a decrease in life cycle support services in the government marketplace and a decrease in IP telephony services.

Costs from Infrastructure Solutions.    Costs from infrastructure solutions decreased by $3.8 million, or 15.2%, to $21.4 million for the three months ended March 31, 2008 and increased by $11.5 million, or 18.4%, to $74.0 million for the nine months ended March 31, 2008 compared to $25.2 million and $62.5 million for the three and nine months ended March 31, 2007, respectively. The gross margin increased to 22.2% and 20.6% of revenues for the three and nine months ended March 31, 2008 compared to 20.7% and 19.5% for the three and nine months ended March 31, 2007, respectively. This increase in gross margin was mainly attributable to the increased revenue in the pre-engineered systems product line in the government marketplace.

Costs from Services.    Costs from services increased by $6.0 million, or 98.6%, to $12.2 million for the three months ended March 31, 2008 and increased by $15.6 million, or 79.3%, to $35.3 million for the nine months ended March 31, 2008 compared to $6.1 million and $19.7 million for the three and nine months ended March 31, 2007, respectively. Gross margin increased to 23.0% and 24.7% of revenues for the three and nine months ended March 31, 2008 compared to 16.0% and 17.7% for the three and nine months ended March 31, 2007, respectively. The increase in the margin was primarily driven by GSM revenue along with an increase in revenue within the content distribution services from a large program with Showtime Networks Inc., which has higher margin than the other service offerings. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Selling and Marketing.    Selling and marketing expenses increased by $0.2 million, or 7.3%, to $2.5 million for the three months ended March 31, 2008 and increased by $1.9 million, or 32.2%, to $7.7 million for the nine months ended March 31, 2008 compared to $2.3 million and $5.8 million for the three and nine months ended March 31, 2007, respectively. The increase for the three and nine months ended March 31, 2008 was due to selling and marketing expenses incurred at GSM of $0.2 million and $0.5 million, respectively. In addition, the increase in the nine months ended March 31, 2008 was due to an increase in salary and salary related expenses for additional marketing personnel pursuing business in the government marketplace and travel and living expenses related to marketing efforts exploring new markets.

Research and Development.    Research and development expenses increased by $0.1 million, or 15.2%, to $0.5 million for the three months ended March 31, 2008 and increased by $0.7 million, or 72.4%, to $1.7 million for the nine months ended March 31, 2008 compared to $0.4 million and $1.0 million for the three and nine months ended March 31, 2007, respectively. The increase was principally due to costs associated with expanding CDMA and GSM capabilities to enhance the cellular hosted switch offering.

General and Administrative.    General and administrative expenses increased by $0.5 million, or 16.5%, to $3.5 million for the three months ended March 31, 2008 and increased by $3.4 million, or 41.0%, to $11.8 million for the nine months ended March 31, 2008 compared to $3.0 million and $8.4 million for the three and nine months ended March 31, 2007, respectively. The increase in general and administrative expenses for the three months ended March 31, 2008 was due to GSM expenses of

$0.9 million partially offset by a decrease in payroll related fringe benefits. The increase in general and administrative expenses for the nine months ended March 31, 2008 was due to GSM expenses of $3.2 million along with an increase in stock compensation expense.

Interest Income.    Interest income remained consistent at $0.4 million for the three months ended March 31, 2008 as compared to March 31, 2007, due to the increase in cash from the proceeds of the Company’s follow-on equity offering in August and September 2007, which was offset by the decrease in interest rates. Interest income increased by $0.5 million, or 45.3%, to $1.5 million for the nine months ended March 31, 2008 compared to $1.0 million for the nine months ended March 31, 2007, as a result of the increase in cash.

Interest Expense.    Interest expense of $0.3 million for the nine months ended March 31, 2008 was a result of the acquisition term loan used to partially fund the acquisition of the GSM business. On September 26, 2007, the Company repaid the principal balance of the acquisition term loan.

Provision for Income Taxes.    Provision for income taxes increased to $0.2 million for the three months ended March 31, 2008 and to $0.6 million for the nine months ended March 31, 2008 due to the increase in net income and an increase in the effective tax rate due to additional state income taxes due to GSM operations in the three and nine months ended March 31, 2008, respectively. Additionally, the annual effective tax rate includes the recovery of $5.5 million of the deferred tax assets based on the forecasted results of operations for the fiscal year ending June 30, 2008.  Due to the continued uncertainties in the markets we serve and regarding our ability to utilize the net operating losses in the future, we continue to provide a valuation allowance, totaling approximately $23.0 million, against the balance of our net deferred tax assets at March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had working capital of $73.8 million, including cash and cash equivalents of $42.7 million, net accounts receivable of $44.2 million, inventories of $21.7 million, prepaid expenses and other current assets of $1.8 million, offset by $19.0 million in accounts payable, $11.6 million in deferred revenues, $4.2 million in accrued payroll and related fringe benefits and $1.8 million in accrued expenses and other current liabilities.

Net cash used in operating activities during the nine months ended March 31, 2008 was $0.8 million, which primarily related to an increase in accounts receivable of $6.2 million due to the timing of billings and collections from customers, an increase in inventory of $5.4 million due to the timing of shipments of certain jobs, a decrease in accounts payable of $5.2 million due to the timing of vendor payments, and a decrease in accrued payroll and related fringe benefits of $1.8 million due to the payment of the Company’s fiscal year 2007 pay for performance plan in the three months ended September 30, 2007 partially offset by the accrual for nine months of the 2008 plan, partially offset by net income of $10.2 million, a non-cash item representing depreciation and amortization expense of $4.4 million, primarily related to amortization of intangibles related to the acquisition of GSM’s business, and depreciation expense primarily related to the network operations center and satellite earth station equipment, and an increase in deferred revenue of $1.8 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts.

Net cash used in investing activities during the nine months ended March 31, 2008 was $3.6 million, which related to the purchase of network operations center and teleport assets and the completion of the upgrade of our Hauppauge facility to meet the requirements of the increased business levels.

Net cash provided by financing activities during the nine months ended March 31, 2008 was $21.5 million, which related primarily to proceeds from the offering of $36.4 million and $0.9 million of proceeds from the exercise of stock options and warrants,partially offset by the repayment of the acquisition term loan of $15.8 million.

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

On May 2, 2007, we acquired the GlobalSat business for a purchase price of $18.5 million in cash. The purchase price was funded, in part, through a five-year $16.0 million acquisition term loan provided by Citibank, N.A. The Acquisition Loan bore interest at the prime rate or LIBOR plus 225 basis points, at our discretion, and was collateralized by a first priority security interest on all of our assets, including the GSM assets.On September 26, 2007 the Company repaid the acquisition loan balance of $14.9 million.

On January 25, 2008, we entered into a secured credit facility with Citibank, N.A, which expires on December 31, 2008. The credit facility is comprised of a $50 million borrowing base line of credit (the ‘‘Line’’) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) $25 million term line to be used for acquisitions; and (d) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at our discretion, and is collateralized by a first priority security interest on all of our assets.We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at March 31, 2008. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of March 31, 2008, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $7.7 million, which were applied against and reduced the amounts available under the credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal year 2015. Future minimum lease payments due on these leases through March 31, 2009 are approximately $17.0 million.

At March 31, 2008, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$23,632	$16,981	$5,162	$1,150	$339
Total contractual cash obligations	$23,632	$16,981	$5,162	$1,150	$339

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$7,658	$7,444	$214	$—	$—
Total commercial commitments	$7,658	$7,444	$214	$—	$—

We expect that our cash and working capital requirements for operating activities may increase as we continue to implement our business strategy. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may periodically experience negative cash flows due to variances in quarter to quarter operating performance and if cash is used to fund any future acquisitions of complementary businesses, technologies and intellectual property. We will use existing working capital and, if required, use our credit facility to meet these additional working capital requirements. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2009. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At March 31, 2008, we had no outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.    Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) or in other factors during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

Risk Related to our Business

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

We derive a substantial portion of our revenues from the government marketplace. In the three months ended March 31, 2008, we derived 48% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets of our business. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.

There are a number of other risks associated with the government marketplace, which include, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts we are awarded which can lead to increased costs, delays and possible loss of the contract.

We may not realize all of the anticipated benefits of our acquisition of the GlobalSat business.

The success of our acquisition of the GlobalSat business, which is operated by GSM, is generally dependent upon agreements with three customers to provide equipment and services, from which we expect to generate a significant portion of revenues relating to the GlobalSat business. If any of these three customers modifies or terminates its agreement with GSM, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

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

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators, like

Thales, Data Path, and SED Systems, and (2) equipment manufacturers who also provide integrated systems, like General Dynamics, SATCOM Technologies, Andrew Corporation, Viasat, Alcatel and ND Satcom AG.

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

We believe that our available cash resources will be sufficient to meet our working capital and capital expenditure requirements through at least March 31, 2009. We may need to raise additional funds for future acquisitions of assets or a business. Should this need arise, additional funds may not be available when needed and, even if additional funds are available, we may not find the terms favorable or commercially reasonable. If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of our capital stock and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From April 1, 2007 through March 31, 2008, our stock price ranged from a low of $8.06 per share to a high of $16.49 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Index to Exhibits:

Exhibit No.
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a−14 and 15d−14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC.
(Registrant)

Date: May 12, 2008	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2008	/s/ ANDREW C. MELFI
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