Form 10-K
period 2008-06-30
GLOBECOMM SYSTEMS INC
filed 2008-09-15
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-22839
GLOBECOMM SYSTEMS INC.
(exact name of registrant as specified in its charter)

Delaware	11-3225567
(State or other jurisdiction of	(I.R.S. EMPLOYER
incorporation or organization)	Identification No.)

45 Oser Avenue,
Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 231-9800
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $0.001 par value	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     Based on the closing sale price on the Nasdaq Global Market on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $226.3 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.
     As of September 10, 2008, there were 20,317,220 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The Proxy Statement of Globecomm Systems Inc. relative to the 2008 Annual Meeting of Stockholders to be held on November 20, 2008, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
     Globecomm Systems Inc., or Globecomm, is a corporation which was incorporated in Delaware in August 1994. Globecomm is a leading provider of satellite-based communications infrastructure solutions and services on a global basis. Our services are provided by our wholly-owned subsidiaries, Globecomm Network Services Corp. (“GNSC”), a Delaware corporation, and Globecomm Services Maryland LLC (“GSM”), a Delaware limited liability company. In July 2008, Cachendo LLC, a Delaware limited liability company and wholly owned subsidiary of Globecomm, was formed to operate the professional engineering services business of Globecomm.
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
     We operate through two business segments. Our infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks. Our services segment, through GNSC and GSM, provides satellite communication services capabilities.
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
     Our managed network services include content distribution, Internet and data and IP telephony services, and can be offered on either a standardized or customized basis to best meet our customers’ needs. Our managed network services leverage our world class infrastructure, including our teleports, 24/7 Network Operations Centers (NOCs) and data centers located in Hauppauge, New York and Laurel, Maryland. These facilities have Department of Defense (DoD) facility clearance and have multiple connections to the public switched telephone network (PSTN), multiple redundant fiber rings and emergency backup power systems.
     Our life cycle support services include installation, network monitoring, help desk, maintenance and professional engineering services. Beginning in fiscal 2009, our professional engineering services will be provided by our wholly owned subsidiary Cachendo LLC. We leverage these services by utilizing our facilities infrastructure, engineering personnel and network of skilled technicians. We have maintenance partners globally that provide us access to skilled technicians.

Communications Infrastructure
     We built and own the teleport facility, the Kenneth A. Miller International Teleport, located at our headquarters in Hauppauge, New York and own a teleport facility at our GSM facility in Laurel, Maryland. We are a member of the World Teleport Association (WTA). Our teleports are designed to meet stringent requirements for high-speed data communications. The teleports are used to transmit and receive signals from satellites positioned to serve customers in Latin America, the United States, Canada, Europe, the Middle East and Africa. Our teleports use redundant critical systems and uninterruptible power supplies with back-up power generation.
     We also lease teleport services in: Los Angeles and Hong Kong to transmit and receive signals from satellites positioned to serve customers in the Eastern Asia and Pacific Rim region; in Poland to transmit and receive signals from satellites positioned over Eastern Europe; and in Kuwait to transmit and receive signals from satellites positioned over Central Asia. Connection to the United States Internet backbone in Los Angeles is achieved through leased fiber optic circuits.
     We lease transponder capacity to meet the bandwidth needs of our customers. We have multiple, redundant, high-capacity fiber connections to provide reliable Internet data, voice and data traffic to locations in New York City where it interconnects with telecommunications service providers and the United States Internet backbone.
     We have built and staff network operation centers, or NOCs, to manage customer circuits at both our Hauppauge, New York, and Laurel, Maryland facilities. The NOCs operate twenty-four hours per day, seven days per week to monitor customer circuits, respond to customer inquiries and initiate new services. Customers can purchase or lease from us, as a part of their service, the equipment needed at the customers’ locations to transmit and receive the satellite signals. We also offer installation and maintenance services for this equipment.
Comprehensive Solutions
     Our comprehensive solutions and services fit within the following categories: pre-engineered systems; systems design and integration services; managed network services; and life cycle support services.
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
     Summit™ Modular Building Block Earth Station MBB 2001. ® This satellite terminal provides point-to-point high-capacity data links and hubs for satellite networks. Generally, all electronics are housed in an indoor equipment enclosure.
     Summit™ Commercial Terminal CTF 2001. ® This family of satellite terminals encompasses a range of general purpose, medium-capacity satellite terminals, and is principally used by corporate, common carrier and government networks. Generally, all radio frequency electronics are housed in weatherproof enclosures mounted on the antenna. The satellite modem is housed in an indoor equipment enclosure.
     Summit™ Compact Earth Station CES 2001. ® We designed this family of digital satellite terminals to be used principally to provide limited capacity to areas with limited or no telecommunications infrastructure. These satellite terminals integrate radio frequency and satellite modem components into one antenna mounted package.
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
     AxxSys® Network Management Systems. We designed this family of computer-based network management systems to monitor and control satellite communication equipment and satellite terminal networks. AxxSys-based network management systems provide status reporting locally or remotely and provide the ability to manage distributed satellite communications networks on a global basis. We introduced AxxSys Orion in fiscal 2007 which monitors and controls all of the terrestrial elements of a satellite communications network. This includes the ability to manage other network elements, such as, routers, microwave, fiber and wireless subsystems. Deployed over an industry-standard IP network, it is capable of monitoring and controlling from dozens to thousands of devices. We are currently focusing on continuing the development of AxxSys network management systems. Network management systems are key to simplifying operations and maintenance of satellite-based networks and, therefore, add value to the systems and networks we integrate.
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
Our Managed Network Services
     At Globecomm we tailor our managed network services to meet customer needs by offering standardized services for various communication applications. Our standardized services may be sold separately or may be used as building blocks as a part of a custom-engineered solution. We leverage our expertise in satellite communications, Internet protocol, communications networks and information technology in designing our custom-engineered solutions. Our managed network service offerings support content distribution, Internet and data and IP telephony.
     Globally, telecommunications networks are moving rapidly toward Internet protocol-based networks and services based on the lower cost of implementation and the flexibility these networks offer. Satellite-based communications complement this trend as many of the regions in the world lack the “next generation” terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the growth in traffic. Even in a well connected area of the globe, satellite communications offer a diverse network path in support of disaster recovery and network augmentation.
     We are a network service provider that offers “next generation” network solutions to communication service providers, commercial enterprises, broadcasters, content providers and governments and government related entities around the world. We combine satellite and terrestrial communications networks to provide customers high-speed access services to the United States Internet backbone, their corporate headquarters or government offices, as well as the public switched telephone network. We are a licensed international voice carrier and have bilateral agreements with a number of international telecommunication operators for the origination and termination of voice traffic. We currently have customers for which we are providing such network services in the United States, Europe, South America, Africa, the Middle East and Asia.
     Our solutions continue to evolve based on changes in markets and technology. These solution sets leverage our ability to provide one-stop turnkey managed solutions including communications infrastructure, network services and related back office services.

     Internet and Data Solutions. Our global high-speed Internet access and global connectivity services are marketed under the Access-PlusSM brand name. As part of this offering, we offer point to point and point to multipoint Internet and data connectivity for service providers, broadcasters, government and enterprise customers. Solutions include two way satellite connectivity as well as one-way satellite connectivity with terrestrial return. Shared and committed information rate services are available and all services are offered with encryption options. The scope of these services range widely, and the network can be serviced out of any or our teleports, or other teleports or uplinks as appropriate.
Access-PlusSM Connectivity solutions provide a managed satellite—terrestrial network services allowing customers to outsource entire satellite-terrestrial based communication networks. We are capable of providing a “one stop shopping” solution including Internet Access, data connectivity, licensing, and facilities construction anywhere in the world.
Access-PlusSM Restoral solutions provide the ability to restore communications networks when terrestrial-based services are interrupted. This IP-based satellite overlay solution enables dynamic redundancy to frame relay and other terrestrial services and is well suited for customers with multiple locations. We also offer call center restoral solutions as a subcontractor to Agility Recovery Solution in the United States. This service provides protection against communication and facility outages. Once an emergency is declared, we can provide communication restoral services within 48 hours. We provide the satellite-terrestrial network behind Agility’s offerings and in other cases provide disaster recovery solutions directly to end customers.
Access-PlusSM Surveillance solutions including our Supervisory, Control and Data Acquisition (SCADA) service provides a means to monitor critical infrastructure or to provide security for facilities and personnel. These satellite-based solutions leverage low cost Internet protocol VSAT technology to monitor oil/gas pipelines, electrical power generation and distribution facilities and other critical infrastructure spread over large geographic areas, or to provide surveillance capability using sophisticated video cameras with capability for 360 degree viewing remotely. We provide monitoring services for critical infrastructure for our customers who want to outsource these services or need us to back up their own monitoring center.
Access-PlusSM VSAT solutions line includes a variety of very small aperture, or VSAT, TDMA solutions involving the provisioning of both standard and customized two-way VSAT services for Internet access, VoIP, and terrestrial network backup services. Our VSAT hub at the Kenneth A. Miller International Teleport coupled with the extension of our MPLS backbone to various teleports globally, provides us with global VSAT coverage and the flexibility to provide a wide range of services including Internet access and voice termination. Our VSAT solutions typically involve custom network design for specific customer applications in order to maximize bandwidth efficiencies.
     As part of our Access-PlusSM managed solution set we have developed a variety of complex “next generation” satellite-based networks for both countrywide intercity communications leveraging both satellite and terrestrial means. These complex “next generation” networks use Internet protocol-based network systems and equipment to provide flexibility in service creation and the ability to leverage a common communications infrastructure as the platform for all services. These projects include the engineering, integration and deployment of complete turnkey solutions comprised of IP-based microwave, cellular, broadband wireless, satellite and fiber optic networks along with international gateway access. We also provide ongoing operations and maintenance of these networks, Internet services and international voice origination and termination services.
     Content Distribution Solutions. Our content delivery services, marketed under the SkyborneSM brand name offer end-to-end content based solutions for master control and uplinking services.
SkyborneSM Enterprise solutions provide video broadcast services to large enterprises in the United States as well as to content owners. Our value proposition includes the ability to evolve to “next generation” IP-based video broadcast services and high quality customer account management. We have created next generation IP-based solutions to allow our customers to evolve their networks to interactive distance learning, merchandizing, corporate communications and video on demand services.
SkyborneSMDirect to Home Platform provide all the functionality required for new service providers to enter the direct to home television with a minimal capital investment. Our facilities at the Kenneth A. Miller International Teleport include television program acquisition (i.e., satellite downlink acquisition, as well as terrestrial program acquisition), program coding, program multiplexing and transmission, subscriber management and conditional access as required to provide such services.

SkyborneSMBroadcast solutions offers point to multipoint content delivery of multimedia content supporting applications such as United States satellite-based program acquisition, storage and playout to support the launch of new service offerings by IPTV providers and cable headend distribution via satellite. Our teleport facilities, fiber connectivity and twenty-four hour per day by seven-day per week network operations center allow us to provide ad hoc video services on a wide range of satellites.
     Telephony Solutions. Our telephony services, marketed under the SatCellSM brand name, allow for economical managed voice termination and origination services.
SatCellSM Packet Voice (“Clear Packet”) solution provides voice backhaul via satellite enabling toll quality (i.e., carrier class) voice services for locations where terrestrial fiber is not available or where it does not meet customer cost or quality requirements. We call these “Clear Packet” voice solutions because we connect at the customer’s end to a toll quality local switched voice infrastructure and we connect at our end (i.e., United States termination/origination point) to toll quality public switched infrastructure from United States carriers. Our offering provides backbone connectivity services for service providers in order to connect public switched telephone networks to international long distance carriers through a VoIP-based satellite link. This allows service providers overseas to contract with us to act as their gateway to a large number of international carriers. We are a licensed operator that provides voice termination services around the world.
SatCellSM Cellular Hosted Soft Switch solution for telephony providers enable cellular coverage in locations otherwise not economical to connect using traditional terrestrial means. SatCell allows telephony providers to expand GSM or CDMA networks economically, or to initiate service in new service areas with a minimal capital outlay. We provide outsourced hosted soft switch services to rural telecommunication companies, in the United States, that allow them to take advantage of a shared platform. We currently have a patent pending for this hosted soft switch service.
Our Life Cycle Support Services
     Our life cycle support services include installation, network monitoring, help desk, maintenance and professional engineering services. We are able to offer these life cycle support services by leveraging our facilities infrastructure, including our teleports, our NOCs, and our data centers, as well as our personnel and network of skilled technicians. We have global maintenance partners that provide us access to skilled technicians. We provide these services on either a stand-alone basis, or bundled with infrastructure solutions.
Network Monitoring and Help Desk solutions provide twenty-four hours per day by seven-day per week monitoring of satellite and terrestrial network systems and networks. Status and alarm monitoring coupled with our help desk services provides our customers with the ability to outsource monitoring of their networks. We provide customers with network trouble shooting and problem resolution support with escalation to technical resources on duty for problems requiring detailed technical knowledge of equipment, systems and/or networking. We utilize a remedy-based trouble ticket system to track problems through conclusion. Customized reports are issued by our help desk to meet our customers’ demand.
Installation and Maintenance solutions provide installation and maintenance services of satellite and terrestrial infrastructure at customer locations anywhere in the world. We have an established worldwide network of field technicians to provide on-site services for customer networks. These technicians enable us to provide cost-effective quick-response services for installation and required maintenance.
Professional Engineering solutions provide engineering expertise and hands-on support for co-located equipment and engineering and design support for proposal creation and network architecture design. We also provide professional engineering services for customers who need our engineering specialists and program managers to complement their internal staff.
Sales and Marketing
     We market our products and services to communications service providers, government and government related entities (U.S. and foreign), commercial enterprises, broadcasters and other media and content providers. We have structured our sales and marketing approach to respond effectively to the opportunities in these markets. Our marketing activities are organized regionally, as well as on an industry-specific basis. We use both direct and indirect sales channels to market our services and products. We also focus on industry-specific markets, including government, broadcast and commercial enterprises.
     Our corporate sales offices sell and market our products and services in the United States and internationally. We have corporate sales offices in: Maryland and Washington D.C. to service the U.S. Government; Dubai, United Arab Emirates to service the Middle East and Eastern Asia; Hong Kong to service the Asia Pacific region including China and India; and Afghanistan to service Afghanistan. The corporate sales offices work with the regional business teams, the GNSC service team and the GSM service team to prepare proposals and negotiate contracts.
     Our regional business teams, located in Hauppauge, New York, and our GSM team located in Laurel, Maryland sell and market our products and services in concert with the corporate sales offices. These regional business teams are responsible for orders in the regions and/or markets to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have regional business teams responsible for the Americas, the Asia Pacific region and the Eastern Atlantic Region (Africa, the Middle East and Europe). We also have a business team dedicated to the government marketplace, as well as a GSM service team which is focused largely on the U.S. government marketplace. In addition, we have expert teams who are focused on leveraging our know-how in IP networking, broadcast technology, pre-engineered systems, network management systems and network services to provide added value to our products, services and solutions.
     These business and expert teams work together with the corporate sales offices to identify, develop and maintain customer relationships through local sales representatives, sales executives and account managers. Together, they develop close and continuing relationships with our customers. Our local sales representatives provide a local presence in their regions and identify prospective customers for our sales executives. Our account managers may also function as project engineers for network integration and service initiation programs for their accounts. We believe this account management focus provides continuity and loyalty between our customers and us. We also believe that our approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for the new products and services that we develop. In addition, we obtain sales leads through referrals from industry suppliers.
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
Acquisition
     On May 2, 2007, we acquired the GlobalSat division of Lyman Bros., Inc. GlobalSat is a global provider of satellite-based telecommunications services headquartered in Laurel, Maryland. The acquisition of GlobalSat significantly increased our recurring revenue base, particularly in the government marketplace and also provides us with a second DoD-cleared facility comprised of a teleport, NOC and data center and strengthens our management team. The GlobalSat business operates in the services segment of our business under GSM.
Customers
     We have established a diversified base of customers in a variety of industries. Our customers include communications service providers, government and government related entities (U.S. and foreign), commercial enterprises, broadcasters and other media and content providers. We typically rely upon a small number of customers for a large portion of our revenues. We derived 19% of our revenues in the year ended June 30, 2008 from a U.S. Government agency. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base.

Backlog
     At June 30, 2008, our backlog was approximately $146.8 million compared to approximately $141.2 million at June 30, 2007. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2008, $93.7 million, or approximately 63.8%, of our backlog represented contracts with six customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled or revised. See the section entitled “Risk Factors.”
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
Research and Development
     We have developed internal research and development resources in Internet protocol networks, content delivery networks, broadcast systems, network management systems and pre-engineered systems. The costs of developing new technologies are funded partially by the investments made by us and partially by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on continued development of our software-based distributed core network to support our wireless hosted switch service offering for our service provider customers, development of multimedia broadcast data center solutions for direct to home, TV to mobile devices and IPTV applications and enhancements to pre-engineered AxxSys network management systems for all our earth terminal and network customers and pre-engineered Explorer satellite systems for our government customers. For the years ended June 30, 2008, 2007 and 2006, we have incurred approximately $1.9 million, $1.5 million, and $1.1 million, respectively, in internal research and development expenses.
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
     Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators such as Thales, Data Path and SED Systems and (2) equipment manufacturers who also provide integrated systems, such as Viasat, General Dynamics SATCOM Technologies, Alcatel and ND Satcom AG.

     In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, such as Ascent Media, Globecast and Convergent Media Systems. In addition, in managed network services we may compete with other communications services providers such as Segovia and Verizon, and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services.
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
Government Regulations
Operations and Use of Satellites
     We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed teleports in Hauppauge, New York, and Laurel, Maryland, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained or applied for, and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our teleports. We have also obtained and maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC. These licenses should be renewed by the FCC in the normal course as long as we remain in compliance with FCC rules and regulations. However, we cannot guarantee that additional licenses will be granted by the FCC when our existing licenses expire, nor can we assure you that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.
     We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports.
     The licenses and authorizations held by Globecomm for the licensed teleport in Hauppauge, New York, extend to GNSC and GNSC currently provides services in accordance with the requirements of the Globecomm licenses and authorizations. GNSC and GSM may in the future seek to obtain licenses and/or authorizations to provide services in their own names; however, we cannot guarantee that such additional licenses and authorizations will be granted by the FCC.

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
Foreign Ownership
     The FCC Act and FCC regulations impose restrictions on foreign ownership of our teleports. These requirements generally forbid more than 20% ownership or control of an FCC licensee by non-United States citizens and more than 25% ownership of a licensee’s parent by non-United States citizens. The FCC may authorize foreign ownership in the licensee’s parent in excess of these percentages. Under current policies, the FCC has granted these authorizations where the applicant does not control monopoly or bottleneck facilities and the foreign owners are citizens of countries that are members of the World Trade Organization or provide equivalent competitive opportunities to United States citizens.
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
Telecommunications Taxation, Support Requirements and Access Charges
     Telecommunications carriers providing domestic services in the United States are required to contribute a portion of their gross revenues for the support of universal telecommunications services, telecommunications relay services for the deaf and/or other regulatory fees. We are subject to some of these fees and we may be subject to other fees or to new or increased taxes and contribution requirements that could affect our profitability, particularly if we are not able to pass them through to customers for either competitive or regulatory reasons.
     Broadband Internet access services provided by telephone companies are currently classified as information services under the Communications Act and therefore not considered a telecommunications service subject to payment of access charges to local telephone companies in the United States. Should this situation change or other charges be imposed, the increased cost to our customers who use telephone company provided facilities to connect with our satellite facilities could discourage the demand for our services. Likewise, the demand for our services in other countries could be affected by the availability and cost of local telephone or other telecommunications services required to connect with our facilities in those countries.
Export of Telecommunications Equipment
     The sale of our products and services outside the United States is subject to compliance with the regulations of the United States Export Administration and, in certain instances, with International Traffic in Arms regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into or implement our services in some countries, these products or services must satisfy the technical requirements of the particular country. If we were unable to comply with these requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, financial condition and results of operations.
Employees
     As of June 30, 2008, we had 316 full-time employees, including 163 in engineering and program management, 83 in the manufacturing, operations support and network operations, 28 in sales and marketing and 42 in management and administration. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good.
Financial Information About Geographic Areas
     Revenues from foreign sales as a percentage of total revenues for each of the three years in the period ended June 30, 2008 are set forth in Note 15 of the Notes to Consolidated Financial Statements. Revenue for the year ended June 30, 2008 included a contract with a leading provider of telecommunication services in Asia which accounted for approximately 8% of revenue.
Financial Information About Business Segments
     The sales and operating profits of each business segment and the identifiable assets attributable to each business segment for each of the three years in the period ended June 30, 2008 are set forth in Note 14 of the Notes to Consolidated Financial Statements.
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
     We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with six customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. We derived 19% of our revenues in the year ended June 30, 2008 from a U.S. Government agency. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.
We derive a substantial portion of our revenues from the government marketplace.
     We derive a substantial portion of our revenues from government marketplace. In the year ended June 30, 2008, we derived 56% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets of our business. A future reduction in the proportion of our business from government marketplace would negatively impact our results of operations.
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
     GNSC’s revenues and results of operations are dependant on the infrastructure of the network operations center and the Kenneth A. Miller International Teleport at our headquarters in Hauppauge, New York. Similarly, GSM’s revenues and results of operations are dependant on the infrastructure of the network operations center and teleport at our Laurel, Maryland facility. A catastrophic event to either of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring a majority of the services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.
Our markets are highly competitive and we have many established competitors, and we may lose market share as a result.
     The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators, such as Thales, Data Path, and SED Systems, and (2) equipment manufacturers who also provide integrated systems, such as General Dynamics SATCOM Technologies, Viasat, Alcatel and ND Satcom AG.
     In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, such as Ascent Media, Globecast, and Convergent Media Systems. In addition, in managed network services we may compete with other communications service providers such as Segovia and Verizon and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.
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
     We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite infrastructure solutions. If the long-term growth in demand for communications networks declines, the demand for our infrastructure solutions may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions, such as those which exist at the current time, have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures.
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
     Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg, our Chairman and Chief Executive Officer, is key to our success based upon his individual knowledge of the markets in which we operate. The employment of any of our key personnel could cease at any time.
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
     We currently have been granted six patents and a provisional patent application pending in the United States. We currently have one Patent Cooperation Treaty patent application pending. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

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
     From July 1, 2007 through June 30, 2008, our stock price ranged from a low of $7.77 per share to a high of $16.49 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
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
Operations and Use of Satellites
     We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the FCC Act, and the rules and regulations of FCC. We cannot guarantee that the FCC will grant renewals when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties
     We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport facility and production facilities, as well as the offices and network operations center of GNSC. We also own a facility containing approximately 20,000 square feet of space on approximately three acres located in Laurel, Maryland, which houses the teleport facility and network operations center of GSM. We lease warehouse space in Hauppauge, New York and rent office space in Laurel, Maryland, Washington D.C., the United Kingdom, United Arab Emirates, Hong Kong and Afghanistan. We believe that our facilities are adequate for our current needs and for the foreseeable future; we also expect that suitable additional space will be available as needed.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is quoted on the Nasdaq Global Market under the symbol “GCOM.” The quarterly high and low sales prices of our common stock for fiscal 2008 and 2007 are as follows:

	High	Low
2008
Quarter ended September 30, 2007	$14.96	$11.37
Quarter ended December 31, 2007	16.49	9.28
Quarter ended March 31, 2008	12.00	7.77
Quarter ended June 30, 2008	10.53	8.20

2007
Quarter ended September 30, 2006	8.91	6.30
Quarter ended December 31, 2006	9.70	8.02
Quarter ended March 31, 2007	11.63	8.85
Quarter ended June 30, 2007	15.05	10.17
     At September 10, 2008, there were approximately 4,700 stockholders of record of our common stock, as shown in the records of our transfer agent.
     At the close of the Nasdaq Global Market on September 10, 2008, our market price per share was $10.01.
     As of June 30, 2008, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.
     The table below sets forth securities we have authorized for issuance under our equity compensation plans.
Equity Compensation Plan Information as of June 30, 2008

Number of securities
remaining available
	Number of		for future
	securities to be	Weighted-average	issuance under
	issued upon exercise	exercise price	equity compensation
	of outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
PLAN CATEGORY	and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	1,655,373	$8.38	609,400
Equity compensation plans not approved by security holders	—	—	—

Total	1,655,373	$8.38	609,400

Performance Graph
     Set forth below is a graph comparing the cumulative total stockholder return, assuming dividend reinvestment of $100 invested in the Company’s common stock on June 30, 2003 through June 30, 2008 with the cumulative total return, assuming dividend reinvestment of $100 invested in the Nasdaq Global Market (U.S.) Index and a Self Constructed Peer Group Index. The peer group consists of the following companies: Comtech Telecommunications Corp., EMS Technologies, Inc., ViaSat, Inc., and Telecommunication Systems Inc. In current report we added Telecommunication Systems Inc. to Peer Group(2) and removed Radyne Corporation to our peer group because Radyne Corporation was acquired and is now part of a larger corporation which is not consider a peer.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globecomm Systems Inc., The NASDAQ Composite Index
And Two Peer Groups

*	$100 invested on 6/30/03 in stock and index-including reinvestment of dividends.

Fiscal year ending June 30.
Item 6. Selected Financial Data
     Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2008 have been derived from our audited consolidated financial statements. EBITDA represents net income (loss) before interest income, interest expense, provision for income taxes, depreciation and amortization expense, gain on sale of investment, gain on sale of available-for-sale securities and gain on liquidation of foreign subsidiary. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA is not meant to be considered a substitute or replacement for net income (loss) as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues.

Selected Financial Data
(In thousands, except per share data)

	Years Ended June 30,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Revenues from infrastructure solutions	$133,634	$114,612	$97,967	$90,656	$73,305
Revenues from services	62,891	36,133	28,069	18,928	13,931

Total revenues	196,525	150,745	126,036	109,584	87,236

Costs and operating expenses:
Costs from infrastructure solutions	106,699	92,197	81,410	75,357	63,282
Costs from services	47,739	29,052	23,605	15,527	12,992
Selling and marketing	10,873	8,376	7,029	5,821	4,808
Research and development	1,913	1,451	1,052	1,021	1,328
General and administrative	15,888	12,297	9,589	7,596	6,529

Total costs and operating expenses	183,112	143,373	122,685	105,322	88,939

Income (loss) from operations	13,413	7,372	3,351	4,262	(1,703)
Other income (expense):
Interest income	1,733	1,370	965	444	271
Interest expense	(285)	(205)	—	—	—
Gain on liquidation of foreign subsidiary	—	—	264	—	—
Gain on sale of available-for-sale securities	—	—	—	132	91
Gain on sale of investment	—	—	—	40	—

Income (loss) before income taxes	14,861	8,537	4,580	4,878	(1,341)
(Benefit) provision for income taxes	(12,158)	211	88	64	—

Net income (loss) from continuing operations	$27,019	$8,326	$4,492	$4,814	$(1,341)

Basic net income (loss) from continuing operations per common share	$1.39	$0.53	$0.30	$0.33	$(0.10)

Diluted net income (loss) from continuing operations per common share	$1.34	$0.50	$0.29	$0.32	$(0.10)

Weighted-average shares used in the calculation of basic net income (loss) from continuing operations per common share	19,476	15,795	15,001	14,422	13,346

Weighted-average shares used in the calculation of diluted net income (loss) from continuing operations per common share	20,140	16,672	15,608	14,966	13,346

	Years Ended June 30,
	2008		2007	2006	2005	2004

Other Operating Data:
Net income (loss)	$27,019		$8,326	$4,492	$4,814	$(1,341)
Other (income) expense, net	(1,448)		(1,165)	(1,229)	(616)	(362)
(Benefit) provision for income taxes	(12,158	)(a)	211	88	64	—
Depreciation and amortization	5,742		3,333	3,023	2,695	3,097

EBITDA	$19,155		$10,705	$6,374	$6,957	$1,394

Cash flows provided by (used in) operating activities	$9,207		$14,357	$(1,129)	$(3,926)	$1,613
Cash flows used in investing activities	(5,008)		(36,877)	(2,484)	(1,070)	(1,871)
Cash flows provided by financing activities	21,642		23,566	2,531	2,347	6,421
Capital expenditures	5,008		17,808 (c)	2,484	3,303	1,267
Backlog at end of year	146,787		141,198	90,930	76,268	75,444

	June 30,
	2008		2007		2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$51,399	(b)	$25,558		$24,512	$25,609	$28,252
Working capital	79,009		37,251		43,695	36,520	30,052
Total assets	193,092		142,883		93,234	86,378	73,475
Long-term liabilities	957		13,568	(d)	353	670	987
Total stockholders’ equity	148,776		83,513		67,016	60,137	52,806

(a)	During fiscal 2008 we recorded a non-recurring tax benefit of $12.5 million primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance. See Note 13 of the Notes to Consolidated Financial Statements.

(b)	The increase in cash at June 30, 2008 is due to approximately $36.4 million in net proceeds from an offering of equity securities completed in August and September 2007.

(c)	Capital expenditures of $17.8 million primarily related to the purchase of network operations center and teleport assets primarily for a large program with Showtime Network Inc. which service began on July 1, 2007. In addition, we upgraded our facility to meet the requirements of our increase in business levels.

(d)	The increase in long term liabilities at June 30, 2007 is primarily due to Acquisition Loan used to partially fund the acquisition of GlobalSat. The balance of the Acquisition Loan was repaid on September 26, 2007.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, our dependence on a limited number of contracts for a high percentage of our revenues and a significant reduction in revenues from the government marketplace. These risks and others are more fully described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
Overview
     Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from government and government related entities (“government marketplace”) and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts.

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
     In the year ended June 30, 2008, 19% of our revenues were derived from a U.S. Government agency. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.
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
Revenue Recognition
     We recognize revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.
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
Goodwill Impairment
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the year ended June 30, 2008 that resulted in any goodwill impairment.
Deferred tax assets
     Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes, (“FAS 109”) we regularly estimate our ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.
     We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities and available tax planning strategies.
     During the year ended June 30, 2008, based on positive evidence from our earnings trends, we recognized a portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance of approximately $12.5 million. As of June 30, 2007, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under FAS 109. At June 30, 2008, we had a deferred tax valuation allowance of approximately $6.6 million primarily relating to $6.2 million from net operating losses related to excess stock based compensation expense deductions. If the remaining valuation allowance for the excess stock based compensation were to be reversed the amount would be recorded to additional paid in capital as it is attributable to the tax effects of excess compensation deductions from exercises of employee stock options.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in its financial statements the benefits of tax return positions if that tax position is more likely than not of being sustained on audit, based on its technical merits. The provisions of FIN 48 became effective as of July 1, 2007. The adoption of this pronouncement on July 1, 2007 did not have an impact on the financial statements of the Company.
Stock-Based Compensation
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (“SFAS 123R”). Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, and the expected volatility of our stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our consolidated financial statements.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations — revised (“SFAS 141R”). SFAS 141R provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. Charges for business combination transactions pursuant to SFAS 141R include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. FAS141R will be effective for all business combinations consummated beginning July 1, 2009.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS 159 is effective for us beginning on July 1, 2008.
Results of Operations
Fiscal Years Ended June 30, 2008 and 2007
     Our consolidated results of operations for the fiscal year ended June 30, 2008 include results of the GSM business which have been included in the services segment for the full year. In the fiscal year ended June 30, 2007, GSM business results include two months (May and June 2007) since the acquisition in May 2007.
     Revenues from Infrastructure Solutions. Revenues from infrastructure solutions increased by $19.0 million, or 16.6%, to $133.6 million for the fiscal year ended June 30, 2008 from $114.6 million for the fiscal year ended June 30, 2007. The increase in revenues was primarily driven by the increase in the systems design and integration services primarily due to a contract with a leading provider of telecommunication services in Asia and an increase pre-engineered systems product revenue in the government marketplace.
     Revenues from Services. Revenues from services increased by $26.8 million, or 74.1%, to $62.9 million for the fiscal year ended June 30, 2008 from $36.1 million for the fiscal year ended June 30, 2007. The increase in revenue was primarily due to the increase of $22.2 million of GSM revenue along with an increase within the content distribution services from a large program with Showtime Networks Inc. and an increase in the Internet and data services, partially offset by a decrease in life cycle support services in the government marketplace and a decrease in telephony services.
     Costs from Infrastructure Solutions. Costs from infrastructure solutions increased by $14.5 million, or 15.7%, to $106.7 million for the fiscal year ended June 30, 2008 from $92.2 million for the fiscal year ended June 30, 2007. The increase was attributable to the higher revenue base. The gross margin increase to 20.2% for the fiscal year ended June 30, 2008 compared to 19.6% for the fiscal year ended June 30, 2007 was mainly attributable to the increased revenue in the pre-engineered systems product line in the government marketplace.
     Costs from Services. Costs from services increased by $18.7 million, or 64.3%, to $47.7 million for the fiscal year ended June 30, 2008 from $29.1 million for the fiscal year ended June 30, 2007. Gross margin increased to 24.1% for the fiscal year ended June 30, 2008 compared to 19.6% for the fiscal year ended June 30, 2007. The increase in the margin was primarily driven by GSM revenue along with an increase in revenue within the content distribution services from a large program with Showtime Networks Inc., which has higher margin than the other service offerings. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.
     Selling and Marketing. Selling and marketing expenses increased by $2.5 million, or 29.8%, to $10.9 million for the fiscal year ended June 30, 2008 from $8.4 million for the fiscal year ended June 30, 2007. The increase is a result of an increase in selling and marketing expenses incurred at GSM of $0.7 million along with an increase in salary and salary related expenses for additional marketing personnel pursuing business in the government marketplace and travel and living expenses related to marketing efforts exploring new markets.
     Research and Development. Research and development expenses increased by $0.5 million, or 31.8%, to $1.9 million for the fiscal year ended June 30, 2008 from $1.5 million for the fiscal year ended June 30, 2007. The increase was principally due to costs associated with expanding CDMA and GSM capabilities to enhance the cellular hosted switch offering.
     General and Administrative. General and administrative expenses increased by $3.6 million, or 29.2%, to $15.9 million for the fiscal year ended June 30, 2008 from $12.3 million for the fiscal year ended June 30, 2007. The increase in general and administrative expenses for the fiscal year ended June 30, 2008 was due to an increase of $3.2 million at GSM and an increase in stock compensation expense.
     Interest Income. Interest income increased by $0.4 million, or 26.5%, to $1.7 million for the fiscal year ended June 30, 2008 from $1.4 million for the fiscal year ended June 30, 2007, due to the increase in cash from the proceeds of the Company’s follow-on equity offering in August and September 2007, which was offset by the decrease in interest rates.
     Interest Expense. Interest expense of $0.3 million for the fiscal year ended June 30, 2008 is a result of the term loan used to partially fund the acquisition of GlobalSat. On September 26, 2007, the Company repaid the principal balance of the acquisition term loan.
     Benefit for income taxes. During fiscal 2008 we recorded a non-recurring tax benefit of $12.5 million primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance based on positive evidence from our earnings trends. In fiscal 2009 we expect our effective tax rate to be approximately 36%.
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
     Research and Development. Research and development expenses increased by $0.4 million, or 37.9%, to $1.5 million for the fiscal year ended June 30, 2007 from $1.1 million for the fiscal year ended June 30, 2006. The increase was principally due to costs associated with developing the next version of AxxSys® Network Management System on the “.Net” operating system called AxxSys® Orion and additional efforts enhancing the cellular hosted switch offering.
     General and Administrative. General and administrative expenses increased by $2.7 million, or 28.2%, to $12.3 million for the fiscal year ended June 30, 2007 from $9.6 million for the fiscal year ended June 30, 2006. The increase in general and administrative expenses for the fiscal year ended June 30, 2007 was due to an increase in fringe benefits primarily due to the increase in the Company’s pay for performance plan, the acquisition of GlobalSat and salary increases due to an increase in headcount.

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

Quarterly Results
     The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2008. This information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, and we believe all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations when read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended,
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2008	2008	2007	2007	2007	2007	2006	2006
	(In thousands, except per share data)
Statement of Operations Data:

Revenues from infrastructure solutions	$40,428	$27,483	$38,925	$26,798	$36,982	$31,818	$28,351	$17,461
Revenues from services	16,016	15,809	15,522	15,544	12,206	7,299	8,370	8,258

Total revenues	56,444	43,292	54,447	42,342	49,188	39,117	36,721	25,719

Costs and operating expenses:
Costs from infrastructure solutions	32,692	21,388	31,435	21,184	29,695	25,225	23,202	14,075
Costs from services	12,428	12,178	12,027	11,106	9,358	6,131	6,976	6,587
Selling and marketing	3,163	2,457	2,728	2,525	2,545	2,290	1,766	1,775
Research and development	253	507	656	497	488	440	323	200
General and administrative	4,051	3,533	4,229	4,075	3,899	3,033	2,951	2,414

Total costs and operating expenses	52,587	40,063	51,075	39,387	45,985	37,119	35,218	25,051

Income from operations	3,857	3,229	3,372	2,955	3,203	1,998	1,503	668
Other income (expense):
Interest income	270	387	556	520	363	391	348	268
Interest expense	—	—	—	(285)	(205)	—	—	—

Income before income taxes	4,127	3,616	3,928	3,190	3,361	2,389	1,851	936
(Benefit) provision for income taxes	(12,726)	193	208	167	89	57	45	20

Net income	$16,853	$3,423	$3,720	$3,023	$3,272	$2,332	$1,806	$916

Basic net income per common share	$0.84	$0.17	$0.19	$0.17	$0.20	$0.15	$0.12	$0.06

Diluted net income per common share	$0.82	$0.17	$0.18	$0.16	$0.19	$0.14	$0.11	$0.06

Weighted-average shares used in the calculation of basic net income per common share	20,063	20,036	19,992	17,829	16,324	16,045	15,601	15,219

Weighted-average shares used in the calculation of diluted net income per common share	20,578	20,610	20,868	18,815	17,332	16,954	16,489	15,834

     We may experience significant quarter-to-quarter fluctuations in our consolidated results of operations, which may result in volatility in the price of our common stock. See section entitled “Risk Factors.”
Liquidity and Capital Resources
     At June 30, 2008, we had working capital of $79.0 million, including cash and cash equivalents of $51.4 million, net accounts receivable of $52.1 million, inventories of $16.4 million, prepaid expenses and other current assets of $1.4 million and deferred income taxes of $1.0 million, offset by $25.7 million in accounts payable, $10.0 million in deferred revenue, $5.8 million in accrued payroll and related fringe benefits and $1.9 million in accrued expenses and other current liabilities.
     Net cash provided by operating activities during the fiscal year ended June 30, 2008 was $9.2 million, which primarily related to: net income of $27.0 million; non-cash depreciation and amortization expense of $5.7 million primarily related to depreciation of the network operations center and satellite earth station equipment and amortization of intangibles related to the acquisition of the GSM business; an increase in accounts payable of $1.5 million relating to the increase in revenue and timing of vendor payments; a decrease in prepaid expenses and other current assets of $1.4 million due to the receipt of payment related to the working capital adjustment related to the acquisition of GlobalSat; offset by an increase in accounts receivable of $14.3 million due to the increase in revenues; and a non-cash increase in deferred income taxes of $12.5 million due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance.
     Net cash used in investing activities during fiscal year ended June 30, 2008 was $5.0 million which primarily related to the purchase of network operations center and teleport assets and the completion of the upgrade of our Hauppauge facility to meet the requirements of the increased business levels.
     Net cash provided by financing activities during fiscal year ended June 30, 2008 was $21.6 million, which related primarily to proceeds from the offering of $36.4 million and $1.1 million of proceeds from the exercise of stock options and warrants, partially offset by the repayment of the acquisition term loan of $15.8 million.
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
     On January 25, 2008, we entered into a secured credit facility with Citibank, N.A, which expires on December 31, 2008. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) $25 million term line to be used for acquisitions; and (d) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at our discretion, and is collateralized by a first priority security interest on all of our assets. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at June 30, 2008. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of June 30, 2008, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $7.6 million, which were applied against and reduced the amounts available under the credit facility.
     We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2015. Future minimum lease payments due on these leases through June 30, 2009 are approximately $14.9 million.
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
     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2009. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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
Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
     At June 30, 2008, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	4-5 years	5 years
Operating leases	$20,209	$14,884	$3,996	$1,045	$284

Total contractual cash obligations	$20,209	$14,884	$3,996	$1,045	$284

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than 1			More than
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	5 years
Standby letters of credit	$7,613	$6,051	$162	$1,400	$—

Total commercial commitments	$7,613	$6,051	$162	$1,400	$—

Related Party Transactions
     During January 2003, pursuant to a letter agreement, we combined the then outstanding loan and advances receivable from an individual who is a former executive officer and a current employee into a $0.3 million promissory note. Under the terms of the letter agreement we will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee, subject to the terms of the letter agreement. In March 2008, we forgave the fifth and final installment under the promissory note.
     In August and September 2007 we completed an offering of equity securities totaling $38,812,500 in gross proceeds. We sold 3,450,000 shares of common stock at a price of $11.25 per share. We incurred total expenses of approximately $2,412,000, of which approximately $2,135,000 represented underwriting discounts and commissions and approximately $277,000 represented other expenses which resulted in net proceeds of approximately $36,400,000. Stephens Inc. acted as a joint lead bookrunner in our offering. Because A. Robert Towbin serves on our Board of Directors and as an Executive Vice President and Managing Director of Stephens Inc., Stephens Inc. may be deemed to be an “affiliate” of Globecomm under Rule 2720 of the Conduct Rules of the National Association of Securities Dealers, Inc. (“NASD”). Accordingly, the offering was made in compliance with the applicable provisions of Rule 2720, which require that the offering price of the common stock be no higher than that recommended by a “qualified independent underwriter, ” as defined in Rule 2720.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.
     Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At June 30, 2008, we had no significant outstanding foreign exchange contracts.

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
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
     Management’s Report on Internal Control Over Financial Reporting. Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act) as of the end of each fiscal year and to report, based on that assessment, whether the Company’s internal control over financial reporting is effective.
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
     The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.
     Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective.
     The effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 has been audited by our independent auditors, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K.
     Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter (the fourth quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain information in response to this item is incorporated herein by reference to “Election of Directors” and “Executive Officers” in Globecomm Systems Inc.’s Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”). Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the SEC.
Item 11. Executive Compensation
     Information in response to this item is incorporated herein by reference to “Executive Compensation Tables” in the Registrant’s Proxy Statement to be filed with the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information in response to this item is incorporated herein by reference to “Security Ownership” in the Registrant’s Proxy Statement to be filed with the SEC.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Person Transactions” in the Registrant’s Proxy Statement to be filed with the SEC.
Item 14. Principal Accounting Fees and Services
     Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the Registrant’s Proxy Statement to be filed with the SEC.

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

     (3) Index of Exhibits

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).

10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).

10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).

10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant’s Current Report on Form 8-K, dated December 3, 1998).

10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald G. Woodring (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.12*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet®, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.13	Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).

Exhibit
No.

10.14	Term Loan Agreement dated May 2, 2007, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007).

10.15	2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).

10.16	Asset Purchase Agreement, dated May 2, 2007, by and between the Registrant and Lyman Bros., Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).

10.17	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).

10.18	Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).

10.19	Credit Facility dated December 31, 2007, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).

10.20	Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (filed herewith).

10.21**	Employment Agreement, dated as of April 23, 2007, by and between William Raney and the Registrant (filed herewith).

10.22**	Amendment to Employment Agreement, dated as of April 1, 2008, by and between William Raney and the Registrant (filed herewith).

10.23	Employment Agreement, dated as of June 30, 2008, by and between Keith Hall and the Registrant (filed herewith).

10.24	Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (filed herewith).

14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.

**	Portions of this agreement have been omitted and filed seperately with the secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.
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

GLOBECOMM SYSTEMS INC.
Date: September 15, 2008	By:	/s/ DAVID E. HERSHBERG
David E. Hershberg,
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID E. HERSHBERG David E. Hershberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/15/08

/s/ ANDREW C. MELFI Andrew C. Melfi	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/15/08

/s/ RICHARD E. CARUSO Richard E. Caruso	Director	9/15/08

/s/ HARRY L. HUTCHERSON Jr. Harry L. Hutcherson Jr.	Director	9/15/08

/s/ BRIAN T. MALONEY Brian T. Maloney	Director	9/15/08

/s/ JACK A. SHAW Jack A. Shaw	Director	9/15/08

/s/ A. ROBERT TOWBIN A. Robert Towbin	Director	9/15/08

/s/ C.J. WAYLAN C.J. Waylan	Director	9/15/08

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Globecomm Systems Inc.
     We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the “Company”) as of June 30, 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective July 1, 2007.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globecomm Systems Inc’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Melville, New York
September 10, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of
Globecomm Systems Inc.
     We have audited Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Globecomm Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008 based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globecomm Systems, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008 and our report dated September 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Melville, New York
September 10, 2008

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$51,399	$25,558
Accounts receivable, net	52,106	38,378
Inventories	16,444	16,294
Prepaid expenses and other current assets	1,402	2,823
Deferred income taxes	1,017	—

Total current assets	122,368	83,053
Fixed assets, net	33,379	33,238
Goodwill	22,197	22,197
Intangibles, net	2,599	3,474
Deferred income taxes	11,496	—
Other assets	1,053	921

Total assets	$193,092	$142,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,650	$24,170
Deferred revenues	10,004	9,792
Accrued payroll and related fringe benefits	5,848	6,037
Other accrued expenses	1,759	2,235
Deferred liabilities	98	256
Long term debt-current	—	3,312

Total current liabilities	43,359	45,802
Other liabilities	957	1,035
Long term debt	—	12,533

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2008 and 2007	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2008 and 2007; shares issued: 20,695,466 at June 30, 2008 and 16,942,449 at June 30, 2007	21	17
Additional paid-in capital	182,083	143,843
Accumulated deficit	(30,547)	(57,566)
Treasury stock, at cost, 465,351 shares in 2008 and 2007	(2,781)	(2,781)

Total stockholders’ equity	148,776	83,513

Total liabilities and stockholders’ equity	$193,092	$142,883

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2008	2007	2006

Revenues from infrastructure solutions	$133,634	$114,612	$97,967
Revenues from services	62,891	36,133	28,069

Total revenues	196,525	150,745	126,036

Costs and operating expenses:
Costs from infrastructure solutions	106,699	92,197	81,410
Costs from services	47,739	29,052	23,605
Selling and marketing	10,873	8,376	7,029
Research and development	1,913	1,451	1,052
General and administrative	15,888	12,297	9,589

Total costs and operating expenses	183,112	143,373	122,685

Income from operations	13,413	7,372	3,351

Other income (expense):
Interest income	1,733	1,370	965
Interest expense	(285)	(205)	—
Gain on liquidation of foreign subsidiary	—	—	264

Income before income taxes	14,861	8,537	4,580

(Benefit) provision for income taxes	(12,158)	211	88

Net income	$27,019	$8,326	$4,492

Basic net income per common share	$1.39	$0.53	$0.30

Diluted net income per common share	$1.34	$0.50	$0.29

Weighted-average shares used in the calculation of basic net income per common share	19,476	15,795	15,001

Weighted-average shares used in the calculation of diluted net income per common share	20,140	16,672	15,608

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at June 30, 2005	15,104	$15	$133,003	$(70,384)	$284	465	$(2,781)	$60,137
Proceeds from exercise of stock options	477	1	2,090	—	—	—	—	2,091
Stock compensation expense	—	—	115	—	—	—	—	115
Proceeds from exercise of warrants	80	—	440	—	—	—	—	440
Tax benefit from stock compensation plan	—	—	25	—	—	—	—	25
Comprehensive income:						—	—
Net income	—	—	—	4,492	—			4,492
Loss from foreign currency translation	—	—	—	—	(20)	—	—	(20)
Realized gain on liquidation of foreign subsidiary	—	—	—	—	(264)	—	—	(264)

Total comprehensive income								4,208

Balance at June 30, 2006	15,661	16	135,673	(65,892)	—	465	(2,781)	67,016
Proceeds from exercise of stock options	1,002	1	6,436	—	—	—	—	6,437
Stock compensation expense	—	—	214	—	—	—	—	214
Grant of restricted shares	37	—	—	—	—	—	—	—
Proceeds from exercise of warrants	242	—	1,444	—	—	—	—	1,444
Tax benefit from stock compensation plan	—	—	76	—	—	—	—	76
Net income	—	—	—	8,326	—	—	—	8,326

Balance at June 30, 2007	16,942	17	143,843	(57,566)	—	465	(2,781)	83,513
Proceeds from exercise of stock options	168	—	976	—	—	—	—	976
Stock compensation expense	—	—	736	—	—	—	—	736
Grant of restricted shares	115	—	—	—	—	—	—	—
Proceeds from offering, net of issuance costs of $2,412	3,450	4	36,397	—	—	—	—	36,401
Proceeds from exercise of warrants	20	—	110	—	—	—	—	110
Tax benefit from stock compensation plan	—	—	21	—	—	—	—	21
Net income	—	—	—	27,019	—	—	—	27,019

Balance at June 30, 2008	20,695	$21	$182,083	$(30,547)	$—	465	$(2,781)	$148,776

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2008	2007	2006
Operating Activities:
Net income	$27,019	$8,326	$4,492
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	5,742	3,333	3,023
Provision for doubtful accounts	560	546	426
Deferred income taxes	(12,513)	22	16
Stock compensation expense	736	214	115
Tax benefit from stock compensation plan	21	76	25
Gain on liquidation of foreign subsidiary	—	—	(264)
Changes in operating assets and liabilities:
Accounts receivable	(14,288)	(4,632)	(8,569)
Inventories	(150)	(2,795)	(174)
Prepaid expenses and other current assets	1,421	103	(273)
Other assets	(132)	58	73
Accounts payable	1,480	4,258	3,471
Deferred revenues	212	1,235	(3,870)
Accrued payroll and related fringe benefits	(189)	2,961	699
Other accrued expenses	(476)	30	(2)
Other liabilities	(236)	622	(317)

Net cash provided by (used in) operating activities	9,207	14,357	(1,129)

Investing Activities:
Purchases of fixed assets	(5,008)	(17,808)	(2,484)
Acquisition of business net of cash received	—	(19,069)	—

Net cash used in investing activities	(5,008)	(36,877)	(2,484)

Financing Activities:
Proceeds from exercise of stock options	976	6,437	2,091
Proceeds from exercise of warrants	110	1,444	440
Proceeds from offering	36,401	—	—
Borrowings under acquisition loan	—	16,000	—
Repayments of debt	(15,845)	(315)	—

Net cash provided by financing activities	21,642	23,566	2,531

Effect of foreign currency translation on cash	—	—	(15)

Net increase (decrease) in cash and cash equivalents	25,841	1,046	(1,097)

Cash and cash equivalents at beginning of year	25,558	24,512	25,609

Cash and cash equivalents at end of year	$51,399	$25,558	$24,512

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$404	$86	$—
Cash paid for income taxes	353	109	198
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1. Organization and Description of Business
     Globecomm Systems Inc. (“Globecomm”) was incorporated in the State of Delaware on August 17, 1994. The Company’s core business provides end-to-end, value-added satellite-based communications solutions. This business supplies infrastructure solutions for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company’s wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”) and Globecomm Services Maryland LLC (“GSM”) provide satellite communication services capabilities. In July 2008, Cachendo LLC, a wholly owned subsidiary, was formed to operate the professional engineering service business of Globecomm.
2. Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GNSC, GSM and Globecomm Systems Europe Limited (collectively, the “Company”). On June 30, 2006, the Company liquidated the Globecomm Systems Europe Limited entity. All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company’s standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company’s long-term complex production-type projects. Revenue is recognized on the Company’s standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customers’ contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.
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
Fair Value of Financial Instruments
     The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments. The recorded amount of the Company’s debt approximates its fair value due to its variable interest rate.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2. Significant Accounting Policies (continued)
Stock-Based Compensation
     The Company accounts for stock based compensation in accordance with SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (“SFAS 123R”).
     The fair value of options granted under the Company’s 1997 and 2006 Plans was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2008, 2007 and 2006: weighted average risk-free interest rate of 3.7% (2008), 4.6% (2007) and 4.6% (2006), weighted average volatility factor of the expected market price of the Company’s common stock of .52 (2008), .57 (2007) and .65 (2006), no dividend yields and a weighted-average expected life of the options of four years.
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
     The net carrying value of goodwill is approximately $22,197,000 at June 30, 2008 and 2007, which relates to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. No impairment was noted on the goodwill and intangible assets at June 30, 2008.
     Intangibles subject to amortization consist of the following:

	June 30,	June 30,
	2008	2007
	(in thousands)

Customer relationships	$3,000	$3,000
Contracts backlog	640	640
Covenant not to compete	60	60

	3,700	3,700
Less accumulated amortization	1,101	226

Intangibles, net	$2,599	$3,474

     Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives were estimated as 8 years, 8 months and 3 years for customer relationships, contracts backlog and the covenants not to compete, respectively. Amortization expense of approximately $875,000 and $226,000 was included in general and administrative expenses in the years ended June 30, 2008 and 2007.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2. Significant Accounting Policies (continued)
     Amortization expense for the next five years related to these intangible assets is expected to be as follows (in thousands):

2009	$395
2010	392
2011	375
2012	375
2013	375
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
Income Taxes
     Deferred Tax Assets
     Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes, (“FAS 109”) the Company regularly estimates the ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and estimate income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, a valuation allowance must be provided based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, and available tax planning strategies.
     Uncertainty in Tax Positions
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in its financial statements the benefits of tax return positions if that tax position is more likely than not of being sustained on audit, based on its technical merits. The provisions of FIN 48 became effective as of July 1, 2007. The adoption of this pronouncement on July 1, 2007 did not have an impact on the financial statements of the Company.
     Unrecognized tax benefits at July 1, 2007 and June 30, 2008 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At July 1, 2007 and June 30, 2008, the Company had not accrued any amounts for the potential payment of penalties and interest.

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations — revised (“SFAS 141R”). SFAS 141R provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. Changes for business combination transactions pursuant to SFAS 141R include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. SFAS141R will be effective for all business combinations consummated beginning July 1, 2009.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 is effective for the Company beginning on July 1, 2008.
3. Acquisition
     On April 23, 2007, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Lyman Bros., Inc., a Utah corporation (“Lyman”), and GlobalSat, LLC, a Maryland limited liability company and a wholly-owned subsidiary of Lyman Bros., Inc. (“GlobalSat”). The Purchase Agreement provides for the acquisition of substantially all of the assets and the assumption of certain liabilities of GlobalSat (the “Assets”), and the acquisition of 100% of the equity interests of Lyman Maryland Properties, LLC, a Utah limited liability company, and Turbo Logic Associates, LLC a Delaware limited liability company, each a wholly-owned subsidiary of Lyman, comprising the GlobalSat Division of Lyman Bros. The transaction closed on May 2, 2007.
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
     The purchase price allocation, which includes approximately $677,000 in transaction related costs, was as follows (in thousands):

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

4. Accounts Receivable
     Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with infrastructure solutions contracts. At June 30, 2008, there was approximately $3,277,000 billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheets. Based on the Company’s experience with similar contracts in recent years, billed receivables relating to long-term contracts are expected to be collected within one year.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. Inventories
     Inventories consist of the following:

	June 30,	June 30,
	2008	2007
	(In thousands)
Raw materials and component parts	$187	$230
Work-in-progress	20,183	17,507

	20,370	17,737
Less progress payments	3,926	1,443

	$16,444	$16,294

6. Fixed Assets
     Fixed assets consist of the following:

	June 30,	June 30,
	2008	2007	Depreciable life
	(In thousands)
Land	$2,116	$2,116	—
Building and improvements	13,689	8,037	10-25 years
Computer equipment	4,427	3,743	3-5 years
Machinery and equipment	4,539	3,926	3-5 years
Network operations center	21,860	13,137	3-10 years
Satellite earth station equipment	13,136	9,838	10 years
Furniture and fixtures	1,829	1,576	5 years
Leasehold improvements	337	63	Shorter of lease term or estimated life
Construction-in-progress	—	14,489	—

	61,933	56,925
Less accumulated depreciation and amortization	28,554	23,687

	$33,379	$33,238

7. Long Term Debt
     There was no debt outstanding as of June 30, 2008. As of June 30, 2007 debt consisted of the following (in thousands):

Acquisition Loan	$15,733
Other note at 7% interest due November 2007	112

15,845
Less current portion	3,312

Long term debt	$12,533

     The purchase of GSM was funded, in part, through a five-year $16.0 million acquisition term loan (“Acquisition Loan”) provided by Citibank, N.A on May 2, 2007. The Acquisition Loan bore interest at the prime rate or LIBOR plus 225 basis points (7.6% during fiscal 2007), at the Company’s discretion, and was collateralized by a first priority security interest on all of the Company’s assets, including the GSM assets. In addition, the Acquisition Loan contained certain financial and other covenants, monthly reporting provisions and other requirements, with which the Company was in compliance with at June 30, 2007. The balance was payable in equal monthly installments of approximately $267,000. On September 26, 2007, the Company repaid the remaining balance of $14.9 million.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7. Long Term Debt (continued)
Line of Credit
     On January 25, 2008, the Company entered into a secured credit facility with Citibank, N.A, which expires on December 31, 2008. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) $25 million term line to be used for acquisitions; and (d) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at the discretion of the Company, and are collateralized by a first priority security interest on all of the assets of the Company. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at June 30, 2008. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of June 30, 2008, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $7.6 million, which were applied against and reduced the amounts available under the credit facility.
8. Common Stock
Private Placement
     On December 31, 2003, the Company completed a private placement transaction of equity securities and issued warrants to purchase up to 750,000 shares of common stock at an exercise price of $5.50 per share. The warrants became exercisable on July 1, 2004 and will expire on December 31, 2008. At June 30, 2008, warrants to purchase 212,500 shares of the Company’s common stock noted above are outstanding and exercisable.
Offering
     During the three months ended September 30, 2007, the Company completed an offering of equity securities totaling $38,812,500 in gross proceeds. The Company sold 3,450,000 shares of common stock at a price of $11.25 per share. Expenses incurred totaled approximately $2,412,000, of which approximately $2,135,000 represented underwriting discounts and commissions and approximately $277,000 represented other expenses which resulted in net proceeds of approximately $36,400,000. Stephens Inc. acted as a joint lead bookrunner in the offering. Because A. Robert Towbin serves on the Company’s Board of Directors and as an Executive Vice President and Managing Director of Stephens Inc., Stephens Inc. may be deemed to be an “affiliate” of Globecomm under Rule 2720 of the Conduct Rules of the National Association of Securities Dealers, Inc. Accordingly, the offering was made in compliance with the applicable provisions of Rule 2720, which require that the offering price of the common stock be no higher than that recommended by a “qualified independent underwriter,” as defined in Rule 2720.
9. Stock Incentive and Stock Purchase Plans
     On November 22, 2006, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 2006 Stock Incentive Plan (“2006 Plan”), which provides for grants of stock options or restricted stock awards to employees, directors and consultants of the Company for an aggregate of 850,000 shares of the Company’s common stock. At June 30, 2008, the number of remaining options available for grant under the 2006 Plan was 609,400.
     On February 26, 1997, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 1997 Stock Incentive Plan (“1997 Plan”), which authorized the granting to employees, directors and consultants of the Company options to purchase an aggregate of 2,280,000 shares of the Company’s common stock. In November 2000 and 2001, the Company’s stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 800,000 shares in fiscal 2001 and 2002. In November 2004, the Company’s stockholders approved amendments to the 1997 Plan whereby the number of shares authorized for issuance under the 1997 Plan increased by 1,000,000 shares. On November 22, 2006, the Company terminated the 1997 Plan and cancelled all remaining unissued shares totaling approximately 1,311,000. No new options can be granted from the 1997 Plan.

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
     Employee options generally vest annually in equal installments over a four-year period and expire on the tenth anniversary of the date of grant. Director options granted upon initial election to the Board of Directors vest one third on the grant date and an additional one third on each of the next two succeeding anniversaries of the date of grant. Each additional annual grant vests immediately. All director options expire the earlier of ten years from the date of grant or one year from concluding service as a director of the Company. Restricted stock awards vest annually in equal installments over a three-year period.
     The following table summarizes the Company’s stock option activity (in thousands, except per share amounts):

	Years Ended June 30,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Balance, beginning of year	1,863	$8.32	2,809	$7.55	3,258	$7.16
Grants	58	13.08	94	10.86	79	6.90
Exercised	(168)	5.81	(1,002)	6.42	(477)	4.38
Canceled	(98)	14.36	(38)	7.52	(51)	11.58

Balance, end of year	1,655	8.38	1,863	8.32	2,809	7.55

Exercisable, end of year	1,578	$8.24	1,782	$8.22	2,760	$7.55

Weighted-average fair value options granted during the year		$5.82		$5.26		$3.77

     The following table summarizes information about stock options outstanding at June 30, 2008 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price

$1.47 - $1.47	2	5.5	$1.47	2	$1.47
$3.14 - $4.42	434	4.5	3.79	434	3.79
$5.06 - $7.49	686	3.9	6.61	672	6.60
$7.75 - $11.57	228	3.5	9.88	205	9.92
$11.75 - $14.80	140	5.9	12.92	100	12.60
$18.88 - $28.00	165	1.5	22.01	165	22.01

	1,655	3.9	$8.38	1,578	$8.24

     Restricted stock granted under the 2006 Plan totaled 115,000 and 37,000 shares in the years ended June 30, 2008 and 2007. The weighted average grant date fair value of restricted stock granted in during the years ended June 30, 2008 and 2007 was $12.41 and $13.61. As of June 30, 2008 there was approximately $1,477,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares. The cost is expected to be recognized over a weighted-average period of 2.4 years.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9. Stock Option and Stock Purchase Plans (continued)
     The Company has reserved approximately 2,617,000 shares of its common stock for issuance upon exercise of all available and outstanding options, warrants, and unvested restricted shares at June 30, 2008.
     On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan (“1999 Plan”). Pursuant to the 1999 Plan, 400,000 shares of the Company’s common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at the lesser of 85% of fair market value at date of grant or date of purchase through participation in the payroll-deduction based employee stock purchase plan. The Board of Directors suspended the 1999 Plan effective July 1, 2005 due to the impact on the Company’s operating results due to the adoption of SFAS 123R. At June 30, 2008, the number of remaining shares available for issuance under the 1999 Plan was 121,321.
10. Basic and Diluted Net Income Per Common Share
     The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the years ended June 30, 2008, 2007 and 2006, excludes the effect of approximately 450,000, 430,000, and 1,407,000 stock options, warrants and unvested restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
11. Retirement Plan
     The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. The Company contributed approximately $881,000, $640,000, and $547,000 to the 401(k) plan during the years ended June 30, 2008, 2007 and 2006, respectively. In addition, the plan also provides for discretionary profit sharing contributions by the Company. There were no discretionary profit sharing contributions made by the Company during the years ended June 30, 2008, 2007 and 2006.
12. Related Party Transactions
     During fiscal 2001, the Company advanced $200,000 to a former executive officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly. During fiscal 2002, the Company increased the $200,000 loan to $300,000 and amended the promissory note accordingly. During fiscal 2003, this former executive officer resigned from the board of directors and pursuant to a letter agreement (the “agreement”) the Company consolidated the then outstanding loan and advances receivable from this former executive officer and current employee of the Company into a $321,000 promissory note. Under the terms of the letter agreement the Company will forgive the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee of the Company, subject to the terms of the agreement. The remaining principal balance of $65,000 was forgiven in March 2008.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30, 2008	June 30, 2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,239	$24,631
Accruals and reserves	1,391	1,336
Write-down of investments	383	426
AMT tax credit	659	333
Capital loss carryforwards	—	540
Projects in progress	240	150

	19,912	27,416
Valuation allowance for deferred tax assets	(6,561)	(26,466)

	13,351	950

Deferred tax liabilities:
Depreciation and amortization	(838)	(950)

Net deferred tax assets	$12,513	$—

     During fiscal 2008, 2007 and 2006, the Company recorded a tax (benefit) provision of approximately $(12,158,000), $211,000 and $88,000, respectively. Information pertaining to the Company’s (benefit) provision for income taxes is as follows:

	Years Ended June 30,
	2008	2007	2006
	(in thousands)
Current:
Federal	$340	189	78
State	15	22	10

	355	211	88

Deferred:
Federal	(11,680)	—	—
State	(833)	—	—

	(12,513)	—	—

Total (benefit) provision for income taxes	$(12,158)	211	88

     For the year ended June 30, 2008, the Company’s deferred tax asset valuation allowance decreased by approximately $19,905,000 in response to positive evidence which developed during fiscal 2008 from the Company’s updated assessments as to the Company’s ability to realize benefits of its deferred tax assets, based primarily upon its expectations for future taxable income.
     As of June 30, 2008, the deferred tax asset valuation allowance of approximately $6,561,000 relates to net operating losses related to excess stock based compensation expense deductions of approximately $6,178,000 and write-down of investments of approximately $383,000. If the remaining valuation allowance were to be reversed, approximately $6,178,000 would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee stock options. The remainder of the valuation allowance of approximately $383,000 would reduce income tax expense.
     For the years ended June 30, 2008, 2007 and 2006, the valuation allowance decreased by approximately $19,905,000, $2,492,000, and $1,968,000, respectively.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13. Income Taxes (continued)
     At June 30, 2008, the Company had federal net operating loss carryforwards of approximately $46,446,000 which will expire at various dates beginning in 2020 through 2024, if not utilized.
     At June 30, 2008, the Company also had federal alternative minimum tax credit carryforwards of approximately $659,000, which may be carried forward indefinitely.
     The reconciliations of tax (benefit) provision computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax income are as follows:

	Years Ended June 30,
	2008	2007	2006

U.S. Federal statutory rate	35%	34%	34%
Other	2	4	3
Change in valuation allowance	(119)	(36)	(35)

	(82)%	2%	2%

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
     The following is the Company’s business segment information as of June 30, 2008 and 2007 and for the years ended June 30, 2008, 2007 and 2006:

	Years Ended June 30,
	2008	2007	2006
	(In thousands)
Revenues:
Infrastructure solutions	$134,712	$114,642	$99,136
Services	63,408	36,628	29,273
Intercompany eliminations	(1,595)	(525)	(2,373)

Total revenues	$196,525	$150,745	$126,036

Income from operations:
Infrastructure solutions	$7,315	$4,790	$2,370
Services	6,091	2,506	837
Interest income	1,733	1,370	965
Gain on liquidation of foreign subsidiary	—	—	264
Interest expense	(285)	(205)	—
Intercompany eliminations	7	76	144

Income before income taxes	$14,861	$8,537	$4,580

Depreciation and amortization:
Infrastructure solutions	$2,027	$1,327	$1,201
Services	3,761	2,065	1,893
Intercompany eliminations	(46)	(59)	(71)

Total depreciation and amortization	$5,742	$3,333	$3,023

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14. Segment Information (continued)

	Years Ended June 30,
	2008	2007	2006
	(In thousands)
Expenditures for long-lived assets:
Infrastructure solutions	$1,990	$8,875	$1,410
Services	3,018	8,933	1,074

Total expenditures for long-lived assets	$5,008	$17,808	$2,484

	June 30,	June 30,
	2008	2007
	(in thousands)
Assets:
Infrastructure solutions	$216,023	$183,988
Services	46,358	29,735
Intercompany eliminations	(69,289)	(70,840)

Total assets	$193,092	$142,883

15. Significant Customers and Concentrations of Credit Risk
     The Company designs, assembles and installs infrastructure solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers’ financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company’s estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2008 and 2007, were approximately $834,000, and $1,113,000, respectively.
     The Company’s consolidated revenues for the years ended June 30, 2008, 2007 and 2006 included: one customer which accounted for 19% of the Company’s consolidated revenue; two customers which accounted for 17% and 11% of the Company’s consolidated revenue; and one customer which accounted for 11% of the Company’s consolidated revenue, respectively.
     Revenues earned from infrastructure solutions are attributed to the geographic location to which the equipment is shipped. Revenues earned from services are attributed to the geographic location in which the services are being provided. Revenues attributed to the United States for the years ended June 30, 2008, 2007 and 2006 were 52%, 48% and 35%. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2008	2007	2006

Africa	5%	7%	13%
North and South America	3%	10%	5%
Asia	15%	4%	8%
Europe	4%	7%	17%
Middle East	21%	24%	22%

	48%	52%	65%

     The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in one financial institution at June 30, 2008 and 2007. Cash equivalents are comprised of short-term debt instruments and certificates of deposit of direct or guaranteed obligations of the United States, which are held to maturity and approximate fair market value. Cash and cash equivalents is in excess of Federal Deposit Insurance Company insurance limits.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
16. Commitments and Contingencies
Lease Commitments
     The Company currently leases satellite space segment services, office space, teleport services and other equipment under various operating leases, which expire in various years through 2015. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced.
     Future minimum lease payments under non-cancelable operating leases with terms of one year or more consist of the following at June 30, 2008 (in thousands):

2009	$14,884
2010	3,059
2011	937
2012	726
2013	319
Thereafter	284

$20,209

     Rent expense for satellite space segment services, office space, teleport services, and other equipment was approximately $18,694,000, $11,704,000 and $10,360,000 for years ended June 30, 2008, 2007 and 2006, respectively.
Employment Agreements
     The Company has entered into employment agreements with nine individuals. The Company will have certain obligations to these individuals if they are terminated. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement. The Board of Directors approved annual salaries for these individuals of an aggregate amount of approximately $2,595,000 for fiscal 2008.
17. Subsequent Event
     The President of the Company passed away on July 20, 2008, which resulted in the immediate vesting of all of his outstanding restricted stock according to Company’s 2006 Stock Incentive Plan. This will result in a one-time charge of approximately $633,000 in the statement of operations for three months ending September 30, 2008. The Company is also a beneficiary to a life insurance policy with a value of $500,000 which will result in a net impact of approximately $133,000 to the results of operations for fiscal year ending June 30, 2009.

GLOBECOMM SYSTEMS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance at
	Beginning of				End of
Description	Period	Additions	Deductions		Period

Year ended June 30, 2008:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,113,000	$560,000	$(839,000	)(a)	$834,000
Valuation allowance on deferred tax assets	26,466,000	—	(19,905,000	)(b)	6,561,000

	$27,579,000	$560,000	$(20,744,000)		$7,395,000

Year ended June 30, 2007:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$825,000	$546,000	$(258,000	)(a)	$1,113,000
Valuation allowance on deferred tax assets	28,958,000	—	(2,492,000	)(b)	26,466,000

	$29,783,000	$546,000	$(2,750,000)		$27,579,000

Year ended June 30, 2006:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$815,000	$426,000	$(416,000	)(a)	$825,000
Valuation allowance on deferred tax assets	30,926,000	—	(1,968,000	)(b)	28,958,000

	$31,741,000	$426,000	$(2,384,000)		$29,783,000

(a)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

(b)	Reduction in valuation allowance for net deferred tax assets.

S-1

Index of Exhibits

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).

10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.2	Employment Agreement dated as of October 9, 2001 by and between the Registrant and Kenneth A. Miller (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.3	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).

10.4	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).

10.5	Rights Agreement, dated as of December 3, 1998, between the Registrant and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4 of Registrant’s Current Report on Form 8-K, dated December 3, 1998).

10.6	Negotiable Promissory Note, dated April 1, 2001, between the Registrant and Donald G. Woodring (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.7	Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.8	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.9	Employment Agreement, dated as of October 9, 2001, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.10	Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.11	Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.12*	Settlement Agreement, dated as of October 1, 2002, by and between Loral Skynet®, a division of Loral SpaceCom Corporation and the Registrant (incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002).

10.13	Letter Agreement, dated as of January 31, 2003, by and between Donald G. Woodring and the Registrant (incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002).

Exhibit
No.

10.14	Term Loan Agreement dated May 2, 2007, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007).

10.15	2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).

10.16	Asset Purchase Agreement, dated May 2, 2007, by and between the Registrant and Lyman Bros., Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).

10.17	Form of Securities Purchase Agreement, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).

10.18	Form of Warrant, dated as of December 31, 2003, by and between the Registrant and each of the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3, File No. 333-112024).

10.19	Credit Facility dated December 31, 2007, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).

10.20	Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (filed herewith).

10.21**	Employment Agreement, dated as of April 23, 2007, by and between William Raney and the Registrant (filed herewith).

10.22**	Amendment to Employment Agreement, dated as of April 1, 2008, by and between William Raney and the Registrant (filed herewith).

10.23	Employment Agreement, dated as of June 30, 2008, by and between Keith Hall and the Registrant (filed herewith).

10.24	Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (filed herewith).

14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this agreement.

**	Portions of this agreement have been omitted and filed seperately with the secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.