Form 10-Q
period 2008-09-30
GLOBECOMM SYSTEMS INC
filed 2008-11-10
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No☑
     As of November 6, 2008, there were 20,443,390 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	June 30,
	2008	2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$56,612	$51,399
Accounts receivable, net	34,551	52,106
Inventories	16,888	16,444
Prepaid expenses and other current assets	1,485	1,402
Deferred income taxes	829	1,017

Total current assets	110,365	122,368

Fixed assets, net	33,071	33,379
Goodwill	22,197	22,197
Intangibles, net	2,500	2,599
Deferred income taxes	11,496	11,496
Other assets	1,066	1,053

Total assets	$180,695	$193,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,829	$25,650
Deferred revenues	6,073	10,004
Accrued payroll and related fringe benefits	3,531	5,848
Other accrued expenses	1,725	1,759
Deferred liabilities	49	98

Total current liabilities	29,207	43,359

Other liabilities	947	957

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2008 and June 30, 2008	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 20,897,641 at September 30, 2008 and 20,695,466 at June 30, 2008	21	21
Additional paid-in capital	183,020	182,083
Accumulated deficit	(29,719)	(30,547)
Treasury stock, at cost, 465,351 shares at September 30, 2008 and June 30, 2008	(2,781)	(2,781)

Total stockholders’ equity	150,541	148,776

Total liabilities and stockholders’ equity	$180,695	$193,092

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2008	2007

Revenues from infrastructure solutions	$23,539	$26,798
Revenues from services	18,816	15,544

Total revenues	42,355	42,342

Costs and operating expenses:
Costs from infrastructure solutions	20,300	21,184
Costs from services	14,205	11,106
Selling and marketing	3,113	2,525
Research and development	311	497
General and administrative	3,661	4,075

Total costs and operating expenses	41,590	39,387

Income from operations	765	2,955

Interest income	264	520
Interest (expense)	—	(285)

Income before income taxes	1,029	3,190

Provision for income taxes	201	167

Net income	$828	$3,023

Basic net income per common share	$0.04	$0.17

Diluted net income per common share	$0.04	$0.16

Weighted-average shares used in the calculation of basic net income per common share	20,152	17,829

Weighted-average shares used in the calculation of diluted net income per common share	20,690	18,815

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at June 30, 2008	20,695	$21	$182,083	$(30,547)	465	$(2,781)	$148,776

Proceeds from exercise of stock options	12		55				55
Stock compensation expense			881				881
Grant of restricted shares	190						—
Tax benefit from stock compensation plan			1				1
Net income				828			828

Balance at September 30, 2008	20,897	$21	$183,020	$(29,719)	465	$(2,781)	$150,541

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2008	2007

Operating Activities:
Net income	$828	$3,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,371	1,559
Provision for doubtful accounts	190	76
Deferred income taxes	188	88
Stock compensation expense	881	85
Tax benefit from stock compensation plan	1	8
Changes in operating assets and liabilities:
Accounts receivable	17,365	8,775
Inventories	(444)	(5,326)
Prepaid expenses and other current assets	(83)	1,446
Other assets	(13)	(34)
Accounts payable	(7,821)	(3,347)
Deferred revenue	(3,931)	1,912
Accrued payroll and related fringe benefits	(2,317)	(2,427)
Other accrued expenses	(34)	(25)
Other liabilities	(59)	(53)

Net cash provided by operating activities	6,122	5,760

Investing Activities:
Purchases of fixed assets	(964)	(808)

Net cash used in investing activities	(964)	(808)

Financing Activities:
Proceeds from exercise of stock options	55	267
Proceeds from offering, net	—	36,434
Repayments of debt	—	(15,806)

Net cash provided by financing activities	55	20,895

Net increase in cash and cash equivalents	5,213	25,847
Cash and cash equivalents at beginning of period	51,399	25,558

Cash and cash equivalents at end of period	$56,612	$51,405

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$385
Cash paid for income taxes	178	34
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009, or for any future period.
     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2008 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2008.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”) and Cachendo LLC (“Cachendo”).
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
Costs from Services
     Costs from services relating to Internet-based services consist primarily of satellite space segment charges, Internet connectivity fees, voice termination costs and network operations expenses and labor for our professional engineering services. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operation centers, on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation.
Research and Development
     Research and development expenditures are expensed as incurred.
Stock-Based Compensation
     The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (“SFAS 123R”). Stock compensation expense was approximately $881,000 and $85,000 for the three months ended September 30, 2008 and 2007, respectively. The expense in the three months ended September 30, 2008 includes approximately $675,000 related to the accelerated vesting of the Company’s former President’s outstanding restricted stock awards due to his passing away on July 20, 2008. As of September 30, 2008, there was approximately $328,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years. As of September 30, 2008, there was approximately $2,237,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.6 years.

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
     The net carrying value of goodwill was approximately $22,197,000 at September 30, 2008, which related to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events during the three months ended September 30, 2008 that would indicate that goodwill was impaired.
     Intangibles subject to amortization consist of the following:

September 30,
2008
(in thousands)
Customer relationships	$3,000
Covenants not to compete	60

3,060
Less accumulated amortization	560

Intangibles, net	2,500

     Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives were estimated as 8 years and 3 years for customer relationships and covenants not to compete, respectively. Amortization expense of approximately $99,000 was included in general and administrative expenses in the three months ended September 30, 2008.
     Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2009	$296
2010	392
2011	375
2012	375
2013	375
Income Taxes
     Deferred Tax Assets
     Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes, (“FAS 109”), the Company regularly estimates the ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and estimates income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, a valuation allowance must be provided based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, and available tax planning strategies.
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
     Unrecognized tax benefits at September 30, 2008 and June 30, 2008 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At September 30, 2008 and June 30, 2008, the Company had not accrued any amounts for the potential payment of penalties and interest.
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
     Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement on July 1, 2008 did not have a material impact on the financial statements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations – revised (“SFAS 141R”). SFAS 141R provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. Changes for business combination transactions pursuant to SFAS 141R include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. SFAS141R will be effective for all business combinations consummated beginning July 1, 2009.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS 159 was effective for fiscal years beginning after November 15, 2007. SFAS 159 was effective for the Company beginning on July 1, 2008. The adoption of this pronouncement did not have a material impact on the financial statements.
2. Basic and Diluted Net Income Per Common Share
     The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2008 and 2007, excludes the effect of approximately 590,000 and 276,000 stock options and unvested restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
3. Inventories
     Inventories consist of the following:

	September 30,
	2008	June 30,
	(Unaudited)	2008
	(In thousands)

Raw materials and component parts	$185	$187
Work-in-progress	19,106	20,183

	19,291	20,370
Less progress payments	2,403	3,926

	$16,888	$16,444

4. Segment Information
     The Company operates through two business segments. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks. Its services segment, through GNSC, GSM and Cachendo, provides satellite communication services capabilities.
     The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

4. Segment Information (continued)
     The following is the Company’s business segment information for the three months ended September 30, 2008 and 2007 and as of September 30, 2008 and June 30, 2008:

	Three Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Revenues:
Infrastructure solutions	$23,576	$26,798
Services	19,021	15,664
Intercompany eliminations	(242)	(120)

Total revenues	$42,355	$42,342

Income (loss) from operations:
Infrastructure solutions	$(1,638)	$753
Services	2,392	2,197
Interest income	264	520
Interest expense	—	(285)
Intercompany eliminations	11	5

Income before income taxes	$1,029	$3,190

Depreciation and amortization:
Infrastructure solutions	$508	$490
Services	874	1,080
Intercompany eliminations	(11)	(11)

Total depreciation and amortization	$1,371	$1,559

Expenditures for long-lived assets:
Infrastructure solutions	$408	$487
Services	556	321

Total expenditures for long-lived assets	$964	$808

	September 30,
	2008	June 30,
	(Unaudited)	2008
	(In thousands)

Assets:
Infrastructure solutions	$203,058	$216,023
Services	47,941	46,358
Intercompany eliminations	(70,304)	(69,289)

Total assets	$180,695	$193,092

5. Debt
     On January 25, 2008, the Company entered into a secured credit facility with Citibank, N.A, which expires on December 31, 2008. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”)

and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) $25 million term line to be used for acquisitions; and (d) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at the discretion of the Company, and is collateralized by a first priority security interest on all of the assets of the Company. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at September 30, 2008. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of September 30, 2008, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets and our dependence on a limited number of contracts for a high percentage of our revenues. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
     For the last several years, the U.S. and global economies have been growing and our revenues and profits have increased as our customers have increased their spending on telecommunications equipment and systems. However, recent adverse conditions in the U.S. consumer mortgage market have negatively impacted the global economy and nearly all businesses, including ours, are facing uncertain economic environments. Our business has been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers may reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products, systems and services, which could adversely affect our revenues and profitability. It is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in the recent past.
     In the three months ended September 30, 2008, 23% and 12% of our revenues were generated by sales to a U.S. government agency and a provider of telecommunications services in Asia, respectively. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.
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
Goodwill Impairment
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the three months ended September 30, 2008 that would indicate that goodwill is impaired.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement on July 1, 2008 did not have a material impact on our financial statements.

     In December 2007, the FASB issued SFAS No. 141R, Business Combinations – revised (“SFAS 141R”). SFAS 141R provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. Charges for business combination transactions pursuant to SFAS 141R include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. FAS141R will be effective for all business combinations consummated beginning July 1, 2009.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS 159 was effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS 159 was effective for us beginning on July 1, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.
Results of Operations
Three Months Ended September 30, 2008 and 2007
     Revenues from Infrastructure Solutions. Revenues decreased by $3.3 million, or 12.2%, to $23.5 million for the three months ended September 30, 2008 compared to $26.8 million for the three months ended September 30, 2007. The decrease in revenues from record highs in the year ended June 30, 2008 was primarily driven by a recent decline in bookings of contract orders due to the global economic slowdown resulting in government and commercial customers and prospects delaying projects. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the fiscal year ended June 30, 2008.
     Revenues from Services. Revenues increased by $3.3 million, or 21.0%, to $18.8 million for the three months ended September 30, 2008 compared to $15.5 million for the three months ended September 30, 2007. The increase in revenue was primarily due to an increase in managed network services revenue within the content distribution services solution offering from a large one-time equipment sale and an increase in life cycle support services primarily due to a revenue milestone reached on a government program.
     Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $0.9 million, or 4.2%, to $20.3 million for the three months ended September 30, 2008 from $21.2 million for the three months ended September 30, 2007. The decrease was attributable to a lower revenue base. The gross margin decreased to 13.8% for the three months ended September 30, 2008 from 20.9% for the three months ended September 30, 2007. This decrease in gross margin was mainly attributable to a decrease in sales in the pre-engineered systems product line in the government marketplace and two commercial customers with lower than normal margins.
     Costs from Services. Costs from services increased by $3.1 million, or 27.9%, to $14.2 million for the three months ended September 30, 2008 from $11.1 million for the three months ended September 30, 2007. Gross margin decreased to 24.5% for the three months ended September 30, 2008 compared to 28.6% for the three months ended September 30, 2007. The decrease in the margin was primarily driven by a large equipment shipment at a lower than normal margin in the three months ended September 30, 2008 along with a higher than normal margin on a program with a government agency in the three months ended September 30, 2007.
     Selling and Marketing. Selling and marketing expenses increased by $0.6 million, or 23.3%, to $3.1 million for the three months ended September 30, 2008 from $2.5 million for the three months ended September 30, 2007. The increase is a result of an increase in salary and salary related expenses for additional marketing personnel.
     Research and Development. Research and development expenses decreased by $0.2 million, or 37.4%, to $0.3 million for the three months ended September 30, 2008 compared to $0.5 million for the three months ended

September 30, 2007. The decrease was principally due to costs incurred in the three months ended September 30, 2007 associated with expanding CDMA and GSM capabilities to enhance the cellular hosted switch offering.
     General and Administrative. General and administrative expenses decreased by $0.4 million, or 10.2%, to $3.7 million for the three months ended September 30, 2008 from $4.1 million for the three months ended September 30, 2007. The decrease in general and administrative expenses for the three months ended September 30, 2008 was due to a decrease in the Company’s pay for performance plan and a decrease in amortization of intangibles partially offset by an increase in stock compensation expense primarily due to the accelerated vesting of the restricted stock of our former President, who passed away on July 20, 2008, partially offset by life insurance proceeds received by the Company.
     Interest Income. Interest income decreased by $0.3 million, or 49.2%, to $0.3 million for the three months ended September 30, 2008 from $0.5 million for the three months ended September 30, 2007, as a result of a decrease in interest rates.
     Interest Expense. Interest expense of $0.3 million for the three months ended September 30, 2007 was a result of the acquisition term loan used to partially fund the acquisition of the GSM business. On September 26, 2007, the Company repaid the principal balance of the acquisition term loan.
     Provision for income taxes. Our effective income tax rate was 20% and 5% for the three months ended September 30, 2008 and 2007, respectively. The effective rate for the three months ended September 30, 2008 was lower than the projected rate of approximately 38% for fiscal 2009 due to the inclusion of a discrete tax benefit associated with not-taxable life insurance proceeds due to the passing of our former president. In the three months ended September 30, 2007, our effective rate of 5% consisted primarily U. S. federal alternative minimum taxes and state taxes due to the full valuation allowance on our deferred tax assets.
Liquidity and Capital Resources
     At September 30, 2008, we had working capital of $81.2 million, including cash and cash equivalents of $56.6 million, net accounts receivable of $34.6 million, inventories of $16.9 million, prepaid expenses and other current assets of $1.5 million, current deferred income taxes of $0.8 million, offset by $17.8 million in accounts payable, $6.1 million in deferred revenues, $3.5 million in accrued payroll and related fringe benefits, and $1.8 million in accrued expenses and other current liabilities.
     Net cash provided by operating activities during the three months ended September 30, 2008 was $6.1 million, which primarily related to a decrease in accounts receivable of $17.4 million due to the timing of billings and collections from customers and a reduction in revenue in the three months ended September 30, 2008 as compared to the three months ended June 30, 2008, a non-cash item representing depreciation and amortization expense of $1.4 million primarily related depreciation expense related to the network operations center and satellite earth station equipment, non cash stock compensation expense of $0.9 million and net income of $0.8 million, offset by a decrease in accounts payable of $7.8 million relating to the reduction in revenue in the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 and the timing of vendor payments, a decrease in deferred revenue of $3.9 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a decrease in accrued payroll and related fringe benefits of $2.3 million primarily due to the payment in the three months ended September 30, 2008 of awards under the pay for performance plan with respect to the Company’s fiscal year ended June 30, 2008.
     Net cash used in investing activities during the three months ended September 30, 2008 was $1.0 million, which related to the purchase of network operations center and teleport assets.
     Net cash provided by financing activities during the three months ended September 30, 2008 was $0.1 million, which related to proceeds from the exercise of stock options.
     On January 25, 2008, we entered into a secured credit facility with Citibank, N.A, which expires on December 31, 2008. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) $25 million term line to be used for acquisitions; and (d) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at our discretion, and are collateralized by a first priority security interest on all of our assets. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at September 30, 2008. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of September 30, 2008, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility.
     We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through the fiscal year ending June 30, 2015. Future minimum lease payments due on these leases through September 30, 2009 are approximately $11.8 million.
     At September 30, 2008, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
					More
		Less than 1	1-3	4-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating leases	$16,779	$11,814	$3,590	$1,147	$228

Total contractual cash obligations	$16,779	$11,814	$3,590	$1,147	$228

		Amount of Commitment Expiration Per Period
	Total				More
Other Commercial	Amounts	Less than 1	1-3	4-5	Than 5
Commitments	Committed	year	year	year	year
Standby letters of credit	$8,112	$6,539	$1,573	$—	$—

Total commercial commitments	$8,112	$6,539	$1,573	$—	$—

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
     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2009. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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
     Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At September 30, 2008, we had no significant outstanding foreign exchange contracts.
     Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
     Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
Risks Related to Our Business
A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.
     We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. In the three months ended September 30, 2008, we derived 23% and 12% of our revenues from a U.S. government agency and a provider of telecommunications services in Asia, respectively. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.
We derive a substantial portion of our revenues from the government marketplace.
     We derive a substantial portion of our revenues from government marketplace. In the three months ended September 30, 2008, we derived 49% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets of our business. A future reduction in the proportion of our business from government marketplace would negatively impact our results of operations.
     There are a number of other risks associated with the government marketplace, which include, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts we are awarded which can lead to increased costs, delays and possible loss of the contract. In particular, the current government involvement in supporting various financial institutions and the mounting government deficits will likely result in failures to fund various government programs. A withdrawal of military forces from Iraq or other areas of conflict following a change in Administration in the United States could result in curtailed spending in military programs in which we participate.
Reductions in telecommunications equipment and systems spending may negatively affect our revenues, profitability and the recoverability of our assets.
     For the last several years, the U.S. and global economies have been growing and our revenues and profits have increased as our customers have increased their spending on telecommunications equipment and systems. However, recent adverse conditions in the U.S. consumer mortgage market have negatively impacted the global economy and nearly all businesses, including ours, are facing uncertain economic environments. Our business has been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers may reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products, systems and services, which could adversely affect our revenues and profitability. It is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in the recent past.
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
•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our products and services to customers and harm our results of operations;

•	difficulties in collecting accounts receivable could adversely affect our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers; including the addition of a country to the list of sanctioned countries under the International Emergency Economic Powers Act or similar legislation;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from shipping products outside the United States or adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	complex foreign laws and treaties could affect our ability to compete; and

•	potentially adverse taxes could affect our results of operations.
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
     GNSC, GSM and Cachendo’s future revenues and results of operations are dependent on the development of the market for its current and future services. The service business tends to have higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.

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

Future acquisitions and strategic investments may divert our resources and management’s attention, results may fall short of expectations and, as a result, our operating results may be difficult to forecast and may be volatile.
     We intend to continue pursuing acquisitions of investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses or in-process research and development charges related to intangibles assets. Acquisitions involve numerous risks, including:
•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	increased expenses associated with the acquisition; and

•	loss of key employees or customers of any acquired business.
     We cannot assure you that any future acquisitions will be successful and will not adversely affect our business, results of operations or financial condition.
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
     We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite infrastructure solutions. If the long-term growth in demand for communications networks declines, the demand for our infrastructure solutions may decline or grow more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions, such as those which exist at the current time, have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers, and we expect that the ongoing financial downturn will result in a similar reduction in demand. We cannot predict the extent to which demand will increase. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures.
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
     Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg, our Chairman, Chief Executive Officer and President, is key to our success based upon his individual knowledge of the markets in which we operate. The employment of any of our key personnel could cease at any time.
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
     We currently have been granted six patents and have one patent and one provisional patent application pending in the United States. We currently have one Patent Cooperation Treaty patent application pending. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.
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
     From October 1, 2007 through September 30, 2008, our stock price ranged from a low of $7.45 per share to a high of $16.49 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
•	quarterly variations in operating results;

•	announcements of new technology, products or services by us or any of our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	general market conditions, including the current trend of unprecedented volatility; or

•	domestic and international economic factors unrelated to our performance.
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
Operations and Use of Satellites
     We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of FCC. We cannot guarantee that the FCC will grant renewals when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.
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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: November 10, 2008	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2008	/s/ ANDREW C. MELFI
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