Form 10-Q
period 2008-12-31
GLOBECOMM SYSTEMS INC
filed 2009-02-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 4, 2009, there were 20,581,057 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,592	$51,399
Accounts receivable, net	37,597	52,106
Inventories	20,305	16,444
Prepaid expenses and other current assets	1,944	1,402
Deferred income taxes	860	1,017

Total current assets	117,298	122,368

Fixed assets, net	32,464	33,379
Goodwill	22,197	22,197
Intangibles, net	2,402	2,599
Deferred income taxes	10,875	11,496
Other assets	1,123	1,053

Total assets	$186,359	$193,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,967	$25,650
Deferred revenues	7,289	10,004
Accrued payroll and related fringe benefits	4,372	5,848
Other accrued expenses	2,000	1,759
Deferred liabilities	—	98

Total current liabilities	33,628	43,359

Other liabilities	903	957

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2008 and June 30, 2008	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 21,046,308 at December 31, 2008 and 20,695,466 at June 30, 2008	21	21
Additional paid-in capital	183,359	182,083
Accumulated deficit	(28,771)	(30,547)
Treasury stock, at cost, 465,351 shares at December 31, 2008 and June 30, 2008	(2,781)	(2,781)

Total stockholders’ equity	151,828	148,776

Total liabilities and stockholders’ equity	$186,359	$193,092

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Revenues from infrastructure solutions	$21,334	$38,925	$44,873	$65,723
Revenues from services	18,643	15,522	37,459	31,066

Total revenues	39,977	54,447	82,332	96,789

Costs and operating expenses:
Costs from infrastructure solutions	17,009	31,435	37,309	52,619
Costs from services	14,185	12,027	28,390	23,133
Selling and marketing	3,216	2,728	6,329	5,253
Research and development	509	656	820	1,153
General and administrative	3,703	4,229	7,364	8,304

Total costs and operating expenses	38,622	51,075	80,212	90,462

Income from operations	1,355	3,372	2,120	6,327

Interest income	214	556	478	1,076
Interest (expense)	—	—	—	(285)

Income before income taxes	1,569	3,928	2,598	7,118

Provision for income taxes	621	208	822	375

Net income	$948	$3,720	$1,776	$6,743

Basic net income per common share	$0.05	$0.19	$0.09	$0.36

Diluted net income per common share	$0.05	$0.18	$0.09	$0.34

Weighted-average shares used in the calculation of basic net income per common share	20,193	19,992	20,172	18,892

Weighted-average shares used in the calculation of diluted net income per common share	20,416	20,868	20,568	19,796

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(In thousands)
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at June 30, 2008	20,695	$21	$182,083	$(30,547)	465	$(2,781)	$148,776

Proceeds from exercise of stock options	12		55				55
Stock compensation expense			1,220				1,220
Grant of restricted shares, net	339						—
Tax benefit from stock compensation plan			1				1
Net income				1,776			1,776

Balance at December 31, 2008	21,046	$21	$183,359	$(28,771)	465	$(2,781)	$151,828

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2008	2007

Operating Activities:
Net income	$1,776	$6,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,747	3,093
Provision for doubtful accounts	522	130
Deferred income taxes	778	196
Stock compensation expense	1,220	407
Tax benefit from stock compensation plan	1	19
Changes in operating assets and liabilities:
Accounts receivable	13,987	(1,345)
Inventories	(3,861)	(2,864)
Prepaid expenses and other current assets	(542)	909
Other assets	(70)	(32)
Accounts payable	(5,683)	124
Deferred revenue	(2,715)	(2,770)
Accrued payroll and related fringe benefits	(1,476)	(235)
Other accrued expenses	241	(333)
Other liabilities	(152)	(100)

Net cash provided by operating activities	6,773	3,942

Investing Activities:
Purchases of fixed assets	(1,635)	(2,262)

Net cash used in investing activities	(1,635)	(2,262)

Financing Activities:
Proceeds from exercise of stock options	55	715
Proceeds from exercise of warrants	—	110
Proceeds from offering, net	—	36,400
Repayments of debt	—	(15,845)

Net cash provided by financing activities	55	21,380

Net increase in cash and cash equivalents	5,193	23,060
Cash and cash equivalents at beginning of period	51,399	25,558

Cash and cash equivalents at end of period	$56,592	$48,618

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$385
Cash paid for income taxes	178	116
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the six months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009, or for any future period.
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
Stock-Based Compensation
     The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (“SFAS 123R”). Stock compensation expense was approximately $339,000 and $1,220,000 for the three and six months ended December 31, 2008, respectively. The expense in the six months ended December 31, 2008 includes approximately $675,000 related to the accelerated vesting of the Company’s former President’s outstanding restricted stock awards due to his passing away on July 20, 2008. Stock compensation expense was approximately $322,000 and $407,000 for the three and six months ended December 31, 2007, respectively. As of December 31, 2008, there was approximately $284,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2008, there was approximately $2,792,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.5 years.

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
     The net carrying value of goodwill is approximately $22,197,000 at December 31, 2008, which relates to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events during the six months ended December 31, 2008 that would indicate that goodwill was impaired.
     Intangibles subject to amortization consist of the following:

	December 31,
	2008	June 30,
	(Unaudited)	2008
	(In thousands)
Customer relationships	$3,000	$3,000
Contracts backlog	640	640
Covenant not to compete	60	60

	3,700	3,700
Less accumulated amortization	1,298	1,101

Intangibles, net	$2,402	$2,599

     Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives were estimated as 8 years, 8 months and 3 years for customer relationships, contracts backlog and covenants not to compete, respectively. Amortization expense of $99,000 and $197,000 was included in general and administrative expenses in the three and six months ended December 31, 2008, respectively. Amortization expense of $338,000 and $667,000 was included in general and administrative expenses in the three and six months ended December 31, 2007, respectively.
     Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2009	$198
2010	392
2011	375
2012	375
2013	375
Income Taxes
     Deferred Tax Assets
     Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), the Company regularly estimates the ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and estimates income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, a valuation allowance must be provided based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, and available tax planning strategies.
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
     Unrecognized tax benefits at December 31, 2008 and June 30, 2008 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At December 31, 2008 and June 30, 2008, the Company had not accrued any amounts for the potential payment of penalties and interest.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS 159 was effective for fiscal years beginning after November 15, 2007. SFAS 159 was effective for the Company beginning on July 1, 2008. The adoption of this pronouncement did not have a material impact on the financial statements.
2. Basic and Diluted Net Income Per Common Share
     The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options warrants, and non-vested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and non-vested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2008 excludes the effect of approximately 1,308,000 and 771,000 stock options and restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2007 excludes the effect of approximately 291,000 and 290,000 stock options and restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
3. Inventories
     Inventories consist of the following:

	December 31,
	2008	June 30,
	(Unaudited)	2008
	(In thousands)
Raw materials and component parts	$212	$187
Work-in-progress	22,248	20,183

	22,460	20,370
Less progress payments	2,155	3,926

	$20,305	$16,444

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

     The following is the Company’s business segment information for the three and six months ended December 31, 2008 and 2007 and as of December 31, 2008 and June 30, 2008:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)
Revenues:
Infrastructure solutions	$21,420	$38,985	$44,996	$65,783
Services	19,045	15,717	38,066	31,381
Intercompany eliminations	(488)	(255)	(730)	(375)

Total revenues	$39,977	$54,447	$82,332	$96,789

Income (loss) from operations:
Infrastructure solutions	$(892)	$2,135	$(2,530)	$2,888
Services	2,245	1,228	4,637	3,425
Interest income	214	556	478	1,076
Interest expense	—	—	—	(285)
Intercompany eliminations	2	9	13	14

Income before income taxes	$1,569	$3,928	$2,598	$7,118

Depreciation and amortization:
Infrastructure solutions	$508	$489	$1,016	$979
Services	880	1,057	1,754	2,137
Intercompany eliminations	(12)	(12)	(23)	(23)

Total depreciation and amortization	$1,376	$1,534	$2,747	$3,093

Expenditures for long-lived assets:
Infrastructure solutions	$131	$540	$539	$1,027
Services	540	914	1,096	1,235

Total expenditures for long-lived assets	$671	$1,454	$1,635	$2,262

	December 31,
	2008	June 30,
	(Unaudited)	2008
	(In thousands)
Assets:
Infrastructure solutions	$206,478	$216,023
Services	48,035	46,358
Intercompany eliminations	(68,154)	(69,289)

Total assets	$186,359	$193,092

5. Debt
     On January 25, 2008, the Company entered into a secured credit facility with Citibank, N.A, which expired on December 31, 2008. The Company is currently negotiating a new agreement and has obtained an extension of the terms of the original agreement through February 28, 2009 from Citibank, N.A. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) $25 million term line to be used for acquisitions; and (d) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at the discretion of the Company, and are collateralized by a first priority security interest on all of the assets of the Company. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at December 31, 2008. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of December 31, 2008, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $9.5 million, which were applied against and reduced the amounts available under the credit facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and the impact on our customer or potential customers from the current worldwide economic crisis. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
     For the last several years, the U.S. and global economies have been growing and our revenues and profits had increased as our customers increased their spending on telecommunications equipment and systems. However, recent adverse conditions as a consequence of the worldwide economic crisis have negatively impacted the global economy and nearly all businesses, including ours, are facing uncertain economic environments. Our business has been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products, systems and services, which would adversely affect our revenues and profitability. For the three and six months ended December 31, 2008, our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in the recent past.
     In the three months ended December 31, 2008, 17% and 13% of our revenues were generated by sales to the United Nations and a U.S. government agency, respectively. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.
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
Goodwill Impairment
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the six months ended December 31, 2008 that would indicate that goodwill was impaired.
Deferred tax assets
     Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) we regularly estimate our ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.
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
Stock-Based Compensation
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, and the expected volatility of our stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS 159 was effective for fiscal years beginning after November 15, 2007. Accordingly, SFAS 159 was effective for us beginning on July 1, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.
Results of Operations
Three and Six Months Ended December 31, 2008 and 2007
     Revenues from Infrastructure Solutions. Revenues decreased by $17.6 million, or 45.2%, to $21.3 million for the three months ended December 31, 2008 and decreased by $20.9 million, or 31.7%, to $44.9 million for the six months ended December 31, 2008 compared to $38.9 million and $65.7 million for the three and six months ended December 31, 2007, respectively. The decrease in revenues from record highs in the year ended June 30, 2008 was primarily driven by a decline in bookings of contract orders due to the global economic slowdown resulting in government and commercial customers and prospects delaying projects. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the fiscal year ended June 30, 2008.
     Revenues from Services. Revenues increased by $3.1 million, or 20.1%, to $18.6 million for the three months ended December 31, 2008 and increased by $6.4 million, or 20.6%, to $37.5 million for the six months ended December 31, 2008 compared to $15.5 million and $31.1 million for the three and six months ended December 31, 2007, respectively. The increase in revenues for the three and six months ended December 31, 2008 was primarily due to an increase in managed network services revenue within the internet and data solution offering to the government marketplace and an increase in life cycle support services, primarily due to revenue milestones reached on a government program.
     Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $14.4 million, or 45.9%, to $17.0 million for the three months ended December 31, 2008 and decreased by $15.3 million, or 29.1%, to $37.3 million for the six months ended December 31, 2008 compared to $31.4 million and $52.6 million for the three and six months ended December 31, 2007, respectively. The gross margin increased to 20.3% in the three months ended December 31, 2008 and decreased to 16.9% for the six months ended December 31, 2008 compared to 19.2% and 19.9% for the three and six months ended December 31, 2007, respectively. This increase in gross margin in the three months ended December 31, 2008 is due to a low margin on a large sale to a commercial customer in the three months ended December 31, 2007. The decrease in gross margin in the six months ended December 31, 2008 was mainly attributable to a decrease in sales in the higher margin pre-engineered systems product line in the government marketplace and sales to two commercial customers with lower than normal margins.
     Costs from Services. Costs from services increased by $2.2 million, or 17.9%, to $14.2 million for the three months ended December 31, 2008 and increased by $5.3 million, or 22.7%, to $28.4 million for the six months ended December 31, 2008 compared to $12.0 million and $23.1 million for the three and six months ended December 31, 2007, respectively. Gross margin increased to 23.9% of revenues for the three months ended December 31, 2008 and decreased to 24.2% of revenues for the six months ended December 31, 2008 compared to 22.5% and 25.5% for the three and six months ended December 31, 2007. The increase in the margin for the three months ended December 31, 2008 was primarily driven by an increase in revenue in life cycle support services due to milestones reached on a government program with higher than normal margin. The decrease in the margin for the six months ended December 31, 2008 was due to a large equipment shipment in the three months ended September 30, 2008 at a lower than normal margin.

     Selling and Marketing. Selling and marketing expenses increased by $0.5 million, or 17.9%, to $3.2 million for the three months ended December 31, 2008 and increased by $1.1 million, or 20.5%, to $6.3 million for the six months ended December 31, 2008 compared to $2.7 million and $5.3 million for the three and six months ended December 31, 2007, respectively. The increase is a result of an increase in salary and salary related expenses for additional marketing personnel along with costs associated with the launching of Cachendo LLC in July 2008.
     Research and Development. Research and development expenses decreased by $0.1 million, or 22.4%, to $0.5 million for the three months ended December 31, 2008 and decreased by $0.3 million, or 28.9%, to $0.8 million for the six months ended December 31, 2008 compared to $0.7 million and $1.2 million for the three and six months ended December 31, 2007, respectively. The decrease was principally due to costs incurred in the three and six months ended December 31, 2007 associated with expanding CDMA and GSM capabilities to enhance the cellular hosted switch offering.
     General and Administrative. General and administrative expenses decreased by $0.5 million, or 12.4%, to $3.7 million for the three months ended December 31, 2008 and decreased by $0.9 million, or 11.3%, to $7.4 million for the six months ended December 31, 2008 compared to $4.2 million and $8.3 million for the three and six months ended December 31, 2007, respectively. The decrease in general and administrative expenses for the three and six months ended December 31, 2008 was due to a decrease in the Company’s pay for performance plan based on current results of operations and a decrease in amortization of intangibles partially offset by an increase in stock compensation expense. The stock compensation expense in the three months ended September 30, 2008 included the accelerated vesting of the restricted stock of our former President, who passed away on July 20, 2008, partially offset by life insurance proceeds received by the Company.
     Interest Income. Interest income decreased by $0.3 million, or 61.5%, to $0.2 million for the three months ended December 31, 2008 and decreased by $0.6 million, or 55.6%, to $0.5 million for the six months ended December 31, 2008 compared to $0.6 million and $1.1 million for the three and six months ended December 31, 2007, respectively, as a result of a decrease in interest rates. In the three months ended December 31, 2008 we transferred our excess cash into money market funds with portfolios in treasury notes which earn lower rates in order to reduce our risk.
     Interest Expense. Interest expense of $0.3 million for the six months ended December 31, 2007 was a result of the acquisition term loan used to partially fund the acquisition of the GSM business. On September 26, 2007, the Company repaid the principal balance of the acquisition term loan.
     Provision for Income Taxes. Our effective income tax rate was 40% and 32% for the three and six months ended December 31, 2008, respectively as compared to 5% for the three and six months ended December 31, 2007. The effective rate for the six months ended December 31, 2008 was lower than the projected rate of approximately 40% for fiscal 2009 due to the inclusion of a discrete tax benefit associated with non-taxable life insurance proceeds due to the passing of our former President. In the three and six months ended December 31, 2007, our effective rate of 5% consisted primarily U.S. federal alternative minimum taxes and state taxes due to the full valuation allowance on our deferred tax assets.
Liquidity and Capital Resources
     At December 31, 2008, we had working capital of $83.7 million, including cash and cash equivalents of $56.6 million, net accounts receivable of $37.6 million, inventories of $20.3 million, prepaid expenses and other current assets of $1.9 million and current deferred income taxes of $0.9 million, offset by $20.0 million in accounts payable, $7.3 million in deferred revenues, $4.4 million in accrued payroll and related fringe benefits and $2.0 million in accrued expenses and other current liabilities.
     Net cash provided by operating activities during the six months ended December 31, 2008 was $6.8 million, which primarily related to a decrease in accounts receivable of $14.0 million due to the timing of billings and collections from customers and a reduction in revenue in the three months ended December 31, 2008, a non-cash item representing depreciation and amortization expense of $2.7 million primarily related depreciation expense related to the network operations center and satellite earth station equipment, net income of $1.8 million, non cash stock compensation expense of $1.2 million and decrease in deferred income taxes of $0.8 million due to net income generated in the period, offset by a decrease in accounts payable of $5.7 million relating to the reduction in revenue and the timing of vendor payments in the three months ended December 31, 2008, an increase in inventories of $3.9 million due to the timing of shipments of certain jobs, a decrease in deferred revenue of $2.7 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a decrease in accrued payroll and related fringe benefits of $1.5 million primarily due to the payment in the three months ended September 30, 2008 of awards under the pay for performance plan with respect to the Company’s fiscal year ended June 30, 2008 along with a significant reduction in fiscal 2009 accrual based on operating performance.
     Net cash used in investing activities during the six months ended December 31, 2008 was $1.6 million, which related to the purchase of network operations center and teleport assets.
     Net cash provided by financing activities during the six months ended December 31, 2008 was $0.1 million, which related to proceeds from the exercise of stock options.
     On January 25, 2008, we entered into a secured credit facility with Citibank, N.A, which expired on December 31, 2008. We are currently negotiating a new agreement and have obtained an extension of the terms of the original agreement thru February 28, 2009 from Citibank, N.A. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) $25 million term line to be used for acquisitions; and (d) $7.5 million available for direct borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus 175 basis points, at our discretion, and are collateralized by a first priority security interest on all of our assets. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at December 31, 2008. The credit facility is uncommitted and advances are subject to Citibank, N.A.’s approval. As of December 31, 2008, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $9.5 million, which were applied against and reduced the amounts available under the credit facility.
     We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2015. Future minimum lease payments due on these leases through December 31, 2009 are approximately $14.7 million.
     At December 31, 2008, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
					More
		Less than 1	1-3	4-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating leases	$21,265	$14,717	$4,869	$1,451	$228

Total contractual cash obligations	$21,265	$14,717	$4,869	$1,451	$228

		Amount of Commitment Expiration Per Period
	Total				More
	Amounts	Less than 1	1-3	4-5	Than 5
Other Commercial Commitments	Committed	year	years	years	years
Standby letters of credit	$9,502	$5,222	$4,280	$—	$—

Total commercial commitments	$9,502	$5,222	$4,280	$—	$—

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
     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 31, 2009. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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
     Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At December 31, 2008, we had no significant outstanding foreign exchange contracts.
     Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in money market funds with portfolios of treasury notes or portfolios of investment grade corporate and government securities. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

     Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
Risks Related to Our Business
Reductions in telecommunications equipment and systems spending have negatively affected our revenues and profitability.
     For several years prior to 2008, the U.S. and global economies had been growing and our revenues and profits had increased as our customers increased their spending on telecommunications equipment and systems. However, recent adverse conditions as a consequence of the worldwide economic crisis have negatively impacted the global economy and nearly all businesses, including ours, are facing uncertain economic environments. Our business has been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products, systems and services, which could adversely affect our revenues and profitability. For the three and six months ended December 31, 2008 our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in the recent past.
A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.
     We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. In the three months ended December 31, 2008, we derived 17% and 13% of our revenues from the United Nations and a U.S. government agency, respectively. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.
We derive a substantial portion of our revenues from the government marketplace.
     We derive a substantial portion of our revenues from government marketplace. In the three months ended December 31, 2008, we derived 75% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets of our business. A future reduction in the proportion of our business from government marketplace would negatively impact our results of operations.
     There are a number of other risks associated with the government marketplace, which include, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts we are awarded which can lead to increased costs, delays and possible loss of the contract. In particular, the current government involvement in supporting various financial institutions and the mounting government deficits will likely result in failures to fund various government programs. A withdrawal of military forces from areas of conflict following the change in Administration in the United States could result in curtailed spending in military programs in which we participate.
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
     GNSC, GSM and Cachendo’s future revenues and results of operations are dependent on the development of the market for their current and future services. The service business tends to have higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.
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
     We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite infrastructure solutions. If the long-term growth in demand for communications networks declines, the demand for our infrastructure solutions may continue to decline or recover more slowly than we expect. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions, such as those which exist at the current time, have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult or impossible to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers, and we expect that the ongoing financial downturn will result in a similar reduction in demand.

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
     From January 1, 2008 through December 31, 2008, our stock price ranged from a low of $3.96 per share to a high of $12.00 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
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
     Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, by-laws and Section 203 of the General Corporation Law of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have employment provisions with our senior executives that have change of control provisions that would add substantial costs to an acquisition of us by a third party.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
Matters voted upon at the Annual Meeting of stockholders held on November 20, 2008 and the results of the voting were as follows:
(i) The following individuals were elected by the Stockholders to serve as Directors:

Board Member	For	Withheld
Richard E. Caruso	18,667,508	749,239
David E. Hershberg	18,641,433	775,314
Harry L. Hutcherson, Jr.	18,667,508	749,239
Brian T. Maloney	17,627,055	1,789,692
Jack A. Shaw	18,667,508	749,239
A. Robert Towbin	18,444,125	972,622
C.J. Waylan	18,640,233	776,514
(ii) To ratify the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2009 was voted upon as follows: 19,340,412 shares for; 67,094 shares against; and 9,240 shares abstaining.
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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: February 9, 2009	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: February 9, 2009	/s/ ANDREW C. MELFI
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