Form 10-Q
period 2009-03-31
GLOBECOMM SYSTEMS INC
filed 2009-05-11
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (631) 231-9800
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of May 7, 2009, there were 20,840,398 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,142	$51,399
Accounts receivable, net	43,695	52,106
Inventories	21,259	16,444
Prepaid expenses and other current assets	2,009	1,402
Deferred income taxes	860	1,017

Total current assets	111,965	122,368

Fixed assets, net	32,662	33,379
Goodwill	25,725	22,197
Intangibles, net	4,613	2,599
Deferred income taxes	10,532	11,496
Other assets	1,332	1,053

Total assets	$186,829	$193,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,293	$25,650
Deferred revenues	6,858	10,004
Accrued payroll and related fringe benefits	3,154	5,848
Other accrued expenses	2,689	1,759
Deferred liabilities	—	98

Total current liabilities	31,994	43,359

Other liabilities	1,024	957
Deferred income taxes	675	—

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2009 and June 30, 2008	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 21,264,307 at March 31, 2009 and 20,695,466 at June 30, 2008	21	21
Additional paid-in capital	184,084	182,083
Accumulated deficit	(28,229)	(30,547)
Accumulated other comprehensive income	41	—
Treasury stock, at cost, 465,351 shares at March 31, 2009 and June 30, 2008	(2,781)	(2,781)

Total stockholders’ equity	153,136	148,776

Total liabilities and stockholders’ equity	$186,829	$193,092

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Revenues from infrastructure solutions	$19,396	$27,483	$64,269	$93,206
Revenues from services	19,198	15,809	56,657	46,875

Total revenues	38,594	43,292	120,926	140,081

Costs and operating expenses:
Costs from infrastructure solutions	15,938	21,388	53,124	74,007
Costs from services	14,386	12,178	42,899	35,311
Selling and marketing	2,891	2,457	9,220	7,710
Research and development	636	507	1,456	1,660
General and administrative	3,892	3,533	11,256	11,837

Total costs and operating expenses	37,743	40,063	117,955	130,525

Income from operations	851	3,229	2,971	9,556

Interest income	33	387	511	1,463
Interest expense	—	—	—	(285)

Income before income taxes	884	3,616	3,482	10,734

Provision for income taxes	342	193	1,164	568

Net income	$542	$3,423	$2,318	$10,166

Basic net income per common share	$0.03	$0.17	$0.11	$0.53

Diluted net income per common share	$0.03	$0.17	$0.11	$0.51

Weighted-average shares used in the calculation of basic net income per common share	20,210	20,036	20,184	19,281

Weighted-average shares used in the calculation of diluted net income per common share	20,357	20,610	20,479	20,086

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at June 30, 2008	20,695	$21	$182,083	$(30,547)	$—	465	$(2,781)	$148,776
Proceeds from exercise of stock options	28		110					110
Stock compensation expense			1,889					1,889
Grant of restricted shares, net	541
Tax benefit from stock compensation plan			2					2
Comprehensive income:
Net income				2,318				2,318
Gain from foreign currency translation					41			41

Total comprehensive income								2,359

Balance at March 31, 2009	21,264	$21	$184,084	$(28,229)	$41	465	$(2,781)	$153,136

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2009	2008

Operating Activities:
Net income	$2,318	$10,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,198	4,417
Provision for doubtful accounts	656	332
Deferred income taxes	1,121	296
Stock compensation expense	1,889	558
Tax benefit from stock compensation plan	2	19
Changes in operating assets and liabilities, excluding the effect of acquisiton:
Accounts receivable	9,121	(6,154)
Inventories	(4,315)	(5,391)
Prepaid expenses and other current assets	(348)	978
Other assets	(203)	(42)
Accounts payable	(7,254)	(5,155)
Deferred revenue	(3,146)	1,775
Accrued payroll and related fringe benefits	(2,782)	(1,793)
Other accrued expenses	80	(586)
Other liabilities	(30)	(197)

Net cash provided by (used in) operating activities	1,307	(777)

Investing Activities:
Purchases of fixed assets	(2,510)	(3,619)
Acquisition of business, net of cash received	(6,170)	—

Net cash used in investing activities	(8,680)	(3,619)

Financing Activities:
Proceeds from exercise of stock options	110	824
Proceeds from exercise of warrants	—	110
Proceeds from offering, net	—	36,400
Repayments of debt	—	(15,845)

Net cash provided by financing activities	110	21,489

Effect of foreign currency translation on cash	6	—

Net (decrease) increase in cash and cash equivalents	(7,257)	17,093
Cash and cash equivalents at beginning of period	51,399	25,558

Cash and cash equivalents at end of period	$44,142	$42,651

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$385
Cash paid for income taxes	185	144

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
1. Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three or nine months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009, or for any future period.
          The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2008 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2008.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), and B.V. Mach 6 (“Mach 6”) .
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
Stock-Based Compensation
          The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (“SFAS 123R”). Stock compensation expense was approximately $670,000 and $1,889,000 for the three and nine months ended March 31, 2009, respectively. Stock compensation expense was approximately $151,000 and $558,000 for the three and nine months ended March 31, 2008, respectively. As of March 31, 2009, there was approximately $271,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2009, there was approximately $3,241,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.2 years.

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
          The carrying value of goodwill was approximately $25,725,000 and $22,197,000 at March 31, 2009 and June 30, 2008, respectively, which related to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events during the nine months ended March 31, 2009 that would indicate that goodwill was impaired.
          Intangibles subject to amortization consist of the following:

	March 31,	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Customer relationships	$5,066	$3,000
Contracts backlog	897	640
Trademark	25	—
Covenant not to compete	81	60

	6,069	3,700
Less accumulated amortization	1,456	1,101

Intangibles, net	$4,613	$2,599

          Amortization is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives were estimated as 8-11 years, 6-8 months, 5 years and 3-4 years for customer relationships, contracts backlog, trademark and covenants not to compete, respectively. Amortization expense of $158,000 and $356,000 was included in general and administrative expenses in the three and nine months ended March 31, 2009, respectively. Amortization expense of $99,000 and $776,000 was included in general and administrative expenses in the three and nine months ended March 31, 2008, respectively.
          Total amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2009	$277
2010	676
2011	573
2012	573
2013	571
Comprehensive Income
          Comprehensive income for the three and nine months ended March 31, 2009 of approximately $41,000 represents an unrealized foreign currency translation gain.

Income Taxes
          Deferred Tax Assets
          Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), the Company regularly estimates the ability to recover deferred income taxes, and reports such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and estimates income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, a valuation allowance must be provided based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, and available tax planning strategies.
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
          Unrecognized tax benefits at March 31, 2009 and June 30, 2008 which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At March 31, 2009 and June 30, 2008, the Company had not accrued any amounts for the potential payment of penalties and interest.
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
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement on July 1, 2008 did not have a material impact on the financial statements of the Company.
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
2. Basic and Diluted Net Income Per Common Share
          The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and non-vested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and non-vested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2009 excludes the effect of approximately 1,364,000 and 1,024,000 stock options and restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2008 excludes the effect of approximately 565,000 and 358,000 stock options and restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
3. Inventories
          Inventories consist of the following:

	March 31,	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Raw materials and component parts	$696	$187
Work-in-progress	22,037	20,183

	22,733	20,370
Less progress payments	1,474	3,926

	$21,259	$16,444

4. Segment Information
          The Company operates through two business segments. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks. Its services segment, through GNSC, GSM, Cachendo and Mach 6, provides satellite communication services capabilities.
          The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

          The following is the Company’s business segment information for the three and nine months ended March 31, 2009 and 2008 and as of March 31, 2009 and June 30, 2008:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
		(Unaudited)
		(In thousands)
Revenues:
Infrastructure solutions	$19,589	$27,513	$64,585	$93,296
Services	19,360	15,898	57,426	47,279
Intercompany eliminations	(355)	(119)	(1,085)	(494)

Total revenues	$38,594	$43,292	$120,926	$140,081

Income (loss) from operations:
Infrastructure solutions	$(1,593)	$1,565	$(4,124)	$4,453
Services	2,440	1,643	7,078	5,068
Interest income	33	387	511	1,463
Interest expense	—	—	—	(285)
Intercompany eliminations	4	21	17	35

Income before income taxes	$884	$3,616	$3,482	$10,734

Depreciation and amortization:
Infrastructure solutions	$516	$530	$1,531	$1,509
Services	945	806	2,701	2,943
Intercompany eliminations	(11)	(12)	(34)	(35)

Total depreciation and amortization	$1,450	$1,324	$4,198	$4,417

Expenditures for long-lived assets:
Infrastructure solutions	$252	$503	$792	$1,530
Services	623	854	1,718	2,089

Total expenditures for long-lived assets	$875	$1,357	$2,510	$3,619

	March 31,	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Assets:
Infrastructure solutions	$196,404	$216,023
Services	57,315	46,358
Intercompany eliminations	(66,890)	(69,289)

Total assets	$186,829	$193,092

5. Debt
          On March 11, 2009, the Company entered into a committed secured credit facility with Citibank, N.A, which expires on March 9, 2010. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio, at the discretion of the Company, and are collateralized by a first priority security interest on all of the personal property of the Company. At March 31, 2009 applicable margin on the LIBOR rate was 175 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at March 31, 2009. As of March 31, 2009, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $6.4 million, which were applied against and reduced the amounts available under the credit facility.
6. Acquisition
          On February 27, 2009, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Stichting Administratiekantoor Mach 6, a foundation incorporated under the laws of the Netherlands, P.Visser Beheer B.V., a private company with limited liability incorporated under the laws of the Netherlands, Post Beheer B.V., a private company with limited liability incorporated under the laws of the Netherlands, Mr. Petrus Johannes Anthonius Visser, Mr. Albert Jan Post and B.V. Mach 6 (“Mach 6”).
          Pursuant to the terms of the Purchase Agreement, the Company acquired 100% of the shares of Mach 6 for a purchase price of $5.7 million in cash (which was funded through the Company’s existing cash position). The Sellers can also receive up to 300,000 shares of the Company’s common stock, subject to an earn-out based on certain net income milestones, which must be achieved within twelve months of the acquisition date.
          Mach 6 is a service provider and teleport operator, experienced in multiple vertical markets such as the maritime sector, government and satellite service providers. Mach 6 employs approximately 30 staff and has recurring service revenues in the government and maritime marketplaces. The acquisition of Mach 6 provides the Company with further entry into the growing maritime market and adds further penetration into government markets, currently being served by the Company.
          The Company has accounted for the acquisition as a purchase under the purchase method of accounting, in accordance with SFAS 141, Business Combinations, the assets and liabilities of Mach 6 are recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangible assets of approximately $5,897,000. The goodwill and intangible assets are not deductable for income tax purposes.
          The purchase price allocation, which includes approximately $289,000 in transaction related costs, is as follows (in thousands):

Total current assets	$1,933
Fixed assets	592
Other assets	72
Goodwill	3,528
Customer relationships	2,066
Contracts backlog	257
Covenant not to compete	21
Trademarks	25
Liabilities	(2,495)

Total Purchase Price	$5,999

          The purchase price allocation is preliminary and subject to finalization of a valuation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and the impact on our customers or potential customers from the current worldwide economic crisis. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
          For several years prior to 2008, the U.S. and global economies had been growing and our revenues and profits had increased as our customers increased their spending on telecommunications equipment and systems. However, recent adverse conditions as a consequence of the worldwide economic crisis have negatively impacted the global economy, and nearly all businesses, including ours, are facing uncertain economic environments. Our business has been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products, systems and services, which would adversely affect our revenues and profitability. For the three and nine months ended March 31, 2009, our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in the recent past.
          In the three months ended March 31, 2009, 10% of our revenues were generated by sales to Northrop Grumman Information Technologies Inc. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.
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
Goodwill Impairment
          Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the nine months ended March 31, 2009 that would indicate that goodwill is impaired.
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
Results of Operations
Three and Nine Months Ended March 31, 2009 and 2008
          Our consolidated results of operations for the three and nine months ended March 31, 2009 include results since the acquisition on February 27, 2009 of the Mach 6 business which are included in the services segment.
          Revenues from Infrastructure Solutions. Revenues decreased by $8.1 million, or 29.4%, to $19.4 million for the three months ended March 31, 2009 and decreased by $28.9 million, or 31.0%, to $64.3 million for the nine months ended March 31, 2009 compared to $27.5 million and $93.2 million for the three and nine months ended March 31, 2008, respectively. The decrease in revenues from record highs in the year ended June 30, 2008 was primarily driven by a decline in bookings of contract orders due to the global economic slowdown resulting in government and commercial customers and prospects delaying projects. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the fiscal year ended June 30, 2008.
          Revenues from Services. Revenues increased by $3.4 million, or 21.4%, to $19.2 million for the three months ended March 31, 2009 and increased by $9.8 million, or 20.9%, to $56.7 million for the nine months ended March 31, 2009 compared to $15.8 million and $46.9 million for the three and nine months ended March 31, 2008, respectively. The increase in revenues for the three months ended March 31, 2009 was primarily due to an increase in life cycle support services primarily to the government marketplace along with $1.0 million of revenue from Mach 6. The increase in revenues for the nine months ended March 31, 2009 was primarily due to an increase in access and life cycle support service offerings, primarily due to the government marketplace along with $1.0 million of revenue from Mach 6.
          Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $5.5 million, or 25.5%, to $15.9 million for the three months ended March 31, 2009 and decreased by $20.9 million, or 28.2%, to $53.1 million for the nine months ended March 31, 2009 compared to $21.4 million and $74.0 million for the three and nine months ended March 31, 2008, respectively. The gross margin decreased to 17.8% and 17.3% in the three and nine months ended March 31, 2009 compared to 22.2% and 20.6% for the three and nine months ended March 31, 2008, respectively. The decrease in gross margin in the three and nine months ended March 31, 2009 was mainly attributable to a decrease in sales in the higher margin pre-engineered systems product line in the government marketplace.
          Costs from Services. Costs from services increased by $2.2 million, or 18.1%, to $14.4 million for the three months ended March 31, 2009 and increased by $7.6 million, or 21.5%, to $42.9 million for the nine months ended March 31, 2009 compared to $12.2 million and $35.3 million for the three and nine months ended March 31, 2008, respectively. Gross margin increased to 25.1% of revenues for the three months ended March 31, 2009 and decreased to 24.3% of revenues for the nine months ended March 31, 2009 compared to 23.0% and 24.7% for the three and nine months ended March 31, 2008. The increase in the margin for the three months ended March 31, 2009 was primarily driven by an increase in managed network services revenue within the internet and data solution offering to the government marketplace. The decrease in the margin for the nine months ended March 31, 2009 was due to a large equipment shipment in the three months ended September 30, 2008 at a lower than normal margin.
          Selling and Marketing. Selling and marketing expenses increased by $0.4 million, or 17.7%, to $2.9 million for the three months ended March 31, 2009 and increased by $1.5 million, or 19.6%, to $9.2 million for the nine months ended March 31, 2009 compared to $2.5 million and $7.7 million for the three and nine months ended March 31, 2008, respectively. The increase was a result of an increase in salary and salary related expenses for additional marketing personnel along with costs associated with the launching of Cachendo in July 2008.
          Research and Development. Research and development expenses increased by $0.1 million, or 25.4%, to $0.6 million for the three months ended March 31, 2009 and decreased by $0.2 million, or 12.3%, to $1.5 million for the nine months ended March 31, 2009 compared to $0.5 million and $1.7 million for the three and nine months ended March 31, 2008, respectively. The increase in the three months ended March 31, 2009 was due to costs associated with expanding X and Ka band product capabilities. The decrease in the nine months ended March 31, 2009 was principally due to costs incurred in the nine months ended March 31, 2008 associated with expanding CDMA and GSM capabilities to enhance the cellular hosted switch offering.
          General and Administrative. General and administrative expenses increased by $0.4 million, or 10.2%, to $3.9 million for the three months ended March 31, 2009 and decreased by $0.6 million, or 4.9%, to $11.3 million for the nine months ended March 31, 2009 compared to $3.5 million and $11.8 million for the three and nine months ended March 31, 2008, respectively. The increase in general and administrative expenses for the three months ended March 31, 2009 was due to an increase in stock compensation expense. The decrease in general and administrative expenses for the nine months ended March 31, 2009 was due to a decrease in the Company’s pay for performance plan based on current results of operations and a decrease in amortization of intangibles partially offset by an increase in stock compensation expense. The stock compensation expense in the three months ended September 30, 2008 included the accelerated vesting of the restricted stock of our former President, who passed away on July 20, 2008, partially offset by life insurance proceeds received by the Company.
          Interest Income. Interest income decreased by $0.4 million, or 91.5%, for the three months ended March 31, 2009 and decreased by $1.0 million, or 65.1%, for the nine months ended March 31, 2009, as a result of a decrease in interest rates. Beginning in the three months ended December 31, 2008, in order to reduce our investment risk, we transferred our excess cash into money market funds with portfolios in treasury notes which earn lower rates than our previous investment vehicles.
          Interest Expense. Interest expense of $0.3 million for the nine months ended March 31, 2008 was a result of the acquisition term loan used to partially fund the acquisition of the GSM business. On September 26, 2007, the Company repaid the principal balance of the acquisition term loan.
          Provision for Income Taxes. Our effective income tax rate was 39% and 33% for the three and nine months ended March 31, 2009, respectively, as compared to 5% for the three and nine months ended March 31, 2008. The effective rate for the nine months ended March 31, 2009 was lower than the projected rate of approximately 40% for fiscal 2009 due to the inclusion of a discrete tax benefit associated with non-taxable life insurance proceeds due to the passing of our former President. In the three and nine months ended March 31, 2008, our effective rate of 5% consisted primarily of U.S. federal alternative minimum taxes and state taxes due to the full valuation allowance on our deferred tax assets.
Liquidity and Capital Resources
          At March 31, 2009, we had working capital of $80.0 million, including cash and cash equivalents of $44.1 million, net accounts receivable of $43.7 million, inventories of $21.3 million, prepaid expenses and other current assets of $2.0 million and current deferred income taxes of $0.9 million, offset by $19.3 million in accounts payable, $6.9 million in deferred revenues, $3.2 million in accrued payroll and related fringe benefits and $2.7 million in accrued expenses.
     Net cash provided by operating activities during the nine months ended March 31, 2009 was $1.3 million, which primarily related to a decrease in accounts receivable of $9.1 million due to the timing of billings and collections from customers and a reduction in revenue in the three months ended March 31, 2009, a non-cash item representing depreciation and amortization expense of $4.2 million primarily related depreciation expense related to the network operations center and satellite earth station equipment, net income of $2.3 million, non cash stock compensation expense of $1.9 million and a decrease in deferred income taxes of $1.1 million due to net income generated in the period, offset by a decrease in accounts payable of $7.3 million relating to the reduction in revenue and the timing of vendor payments in the three months ended March 31, 2009, an increase in inventories of $4.3 million due to the timing of shipments of certain jobs, a decrease in deferred revenue of $3.1 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a decrease in accrued payroll and related fringe benefits of $2.8 million primarily due to the payment in the three months ended September 30, 2008 of awards under the pay for performance plan with respect to the Company’s fiscal year ended June 30, 2008 along with a significant reduction in fiscal 2009 accrual based on operating performance.
          Net cash used in investing activities during the nine months ended March 31, 2009 was $8.7 million, which consisted of $6.2 million related to the acquisition of Mach 6 and capital expenditures of $2.5 million related to the purchase of network operations center and teleport assets.
          Net cash provided by financing activities during the nine months ended March 31, 2009 was $0.1 million, which related to proceeds from the exercise of stock options.
          On March 11, 2009, we entered into a committed secured credit facility with Citibank, N.A, which expires on March 9, 2010. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two terms loans, each have a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio, at our discretion, and are collateralized by a first priority security interest on all of personal property. At March 31, 2009 the applicable margin on the LIBOR rate was 175 basis points. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at March 31, 2009. As of March 31, 2009, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $6.4 million, which were applied against and reduced the amounts available under the credit facility.
          We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal year 2015. Future minimum lease payments due on these leases through March 31, 2010 are approximately $22.9 million.
          At March 31, 2009, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
					More
		Less than 1	1-3	4-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating leases	$43,854	$22,908	$13,875	$6,957	$114

Total contractual cash obligations	$43,854	$22,908	$13,875	$6,957	$114

		Amount of Commitment Expiration Per Period
	Total				More
Other Commercial	Amounts	Less than 1	1-3	4-5	Than 5
Commitments	Committed	year	years	years	years
Standby letters of credit	$6,431	$2,254	$1,470	$2,707	$—

Total commercial commitments	$6,431	$2,254	$1,470	$2,707	$—

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
          Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2010. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to operations of our foreign subsidiary, Mach 6, and certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.
          Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At March 31, 2009, we had no outstanding foreign exchange contracts.
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
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
          For several years prior to 2008, the U.S. and global economies had been growing and our revenues and profits had increased as our customers increased their spending on telecommunications equipment and systems. However, recent adverse conditions as a consequence of the worldwide financial and economic crisis have negatively impacted the global economy and nearly all businesses, including ours, are facing uncertain economic environments. Our business has been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products, systems and services, which could adversely affect our revenues and profitability. For the three and nine months ended March 31, 2009 our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in the recent past.
A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.
          We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. In the three months ended March 31, 2009, we derived 10% of our revenues from Northrop Grumman Information Technologies Inc. If any key customer is unable to implement its business plan, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.
We derive a substantial portion of our revenues from the government marketplace.
          We derive a substantial portion of our revenues from the government marketplace. In the three months ended March 31, 2009, we derived 67% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets of our business. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.
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
          GNSC’s, GSM’s, Cachendo’s and Mach 6’s future revenues and results of operations are dependent on the development of the market for their current and future services. The service business tends to have higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.
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
          We intend to continue pursuing acquisitions of investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses or in-process research and development charges related to intangibles assets. Acquisitions involve numerous risks, including:
•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	increased expenses associated with the acquisition; and

•	loss of key employees, customers or suppliers of any acquired business.
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
Since sales of satellite communications equipment are dependent on the growth of communications networks, if market demand for these networks does not increase from recent depressed levels, our revenue and profitability are likely to decline.
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
          From April 1, 2008 through March 31, 2009, our stock price ranged from a low of $3.96 per share to a high of $10.94 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
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
          Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, by-laws and Section 203 of the General Corporation Law of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have entered into employment agreements with our senior executives that have change of control provisions that would add substantial costs to an acquisition of us by a third party.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
Index to Exhibits:
Exhibit No.

10.1	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.2	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.3	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.4	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Donald Woodring and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8- K, dated January 21, 2009).

Exhibit No.

10.5	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.6	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.7	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.8	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Keith Hall and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.9	Credit Agreement, dated March 11, 2009, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 11, 2009).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)
Date: May 11, 2009	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2009	/s/ ANDREW C. MELFI
Andrew C. Melfi
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:
Exhibit No.
10.1	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.2	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.3	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.4	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Donald Woodring and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.5	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.6	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.7	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.8	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Keith Hall and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.9	Credit Agreement, dated March 11, 2009, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 11, 2009).

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).