Form 10-K
period 2009-06-30
GLOBECOMM SYSTEMS INC
filed 2009-09-14
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on the Nasdaq Global Market on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $108.2 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.

As of September 10, 2009, there were 20,881,456 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Globecomm Systems Inc. relative to the 2009 Annual Meeting of Stockholders to be held on November 19, 2009, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

Globecomm Systems Inc., or Globecomm, is a leading global provider of satellite-based communications infrastructure solutions and services. Our goal is to provide our customers with a comprehensive suite of design, engineering, installation and integration solutions, managed network services and lifecycle support services, by employing our expertise in emerging satellite-based communication technologies. We are concentrating on selected vertical markets in which we can capture significant visibility or market share. By offering both infrastructure solutions and services, we provide our customers with a complete end-to-end solution for their satellite-based communications requirements. We believe our integrated approach of combining in-house design and engineering expertise with world-class teleport and network operating centers is a competitive advantage and enables us to meet our customers’ needs in a timely and cost-effective manner.

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

We tailor our services to meet customer needs by offering standardized services for various communication applications. Our standardized services may be sold separately or may be used as building blocks as a part of a custom-engineered solution. We also leverage our expertise in satellite communications, Internet protocol, communications networks and information technology in designing our custom-engineered solutions.

As a network service provider we offer “next generation” network solutions to communication service providers, commercial enterprises, broadcasters, content providers and governments and government-related entities around the world. We combine satellite and terrestrial communications networks to provide customers high-speed access services to the United States Internet backbone, their corporate headquarters or government offices, as well as the public switched telephone network. We are a licensed international voice carrier and have bilateral agreements with a number of international telecommunication operators for the origination and termination of voice traffic. We currently have customers for which we are providing such network services in the United States, Europe, South America, Africa, the Middle East and Asia.

We were incorporated in Delaware in August 1994. Our Globecomm Systems division provides our infrastructure solutions. Our services are principally provided by our wholly-owned subsidiaries, Globecomm Network Services Corp. (“GNSC”), a Delaware corporation, and Globecomm Services Maryland LLC (“GSM”), a Delaware limited liability company. In July 2008, we formed Cachendo LLC, (“Cachendo”) a wholly-owned Delaware limited liability company, to operate our professional engineering services business. In fiscal 2009, we added two companies to our services business through the acquisition of B.V. Mach 6 (“Mach 6”), a Netherlands company headquartered near Amsterdam, and Telaurus Communications LLC (“Telaurus”), a Delaware limited liability company, based in New Jersey.

Mach 6, acquired in March 2009, is a service provider and teleport operator experienced in multiple vertical markets such as the maritime sector, government customers and satellite service providers. Mach 6 employs approximately 30 employees and has a high percentage of recurring service revenues in the government and maritime marketplace. The acquisition of Mach 6 provides us with further entry into the growing maritime market and adds further penetration into government markets, which we currently serve. Telaurus, acquired in June 2009, is a service provider concentrated in the maritime sector and provides us with a much higher visibility and revenue base in this market. Telaurus employs approximately 28 employees and has recurring service revenues in the maritime marketplace.

Growth Strategy

Our primary focus is to aggressively establish our reputation as the premier global provider of satellite/terrestrial hybrid IP networking services for mission critical applications by capitalizing on our deep technological knowledge, high quality services and loyal customer base. We have an ongoing focused effort to identify and develop select research and development projects and private network components into marketable shared-service platforms. We have key specific initiatives, including military-related programs, business opportunities in Afghanistan and our continued expansion in two key vertical segments: maritime telecommunications and cellular providers. We will also continue to mature our global platform as we integrate Mach 6 and Telaurus and expand the reach of our managed network services offerings.

We expect to continue to execute our service strategy, which leverages the expertise of the entire organization, by moving into the customized managed network solutions market and creating targeted offerings for market verticals including wireless, government, broadcast and enterprise customers. As the natural cycle of technology advancement and the continued convergence of communications applications to Internet protocol continue, we remain excited about the new addressable market opportunities this will create.

Our strong service platform foundation allows us to continue to develop additional value-added solutions sets for our core customers. We have begun to focus on increasing market share through vertical markets with the creation of value-added service solutions in emerging market niches and with pro-active marketing and sales. We have supplemented our organic growth with an aggressive growth pursuit through acquisitions. With recent successful completion of the Mach 6 and Telaurus acquisitions we have broadened our solutions offerings, enhanced our position within the markets that we currently service and positioned ourselves to penetrate new markets. We believe that the satellite services market is fragmented and that there are, and will be, additional acquisition opportunities that may meet our acquisition criteria. We plan to continue to employ a selective and disciplined approach when evaluating acquisition opportunities.

One of the vertical markets we are pursuing is the maritime marketplace as evident by our two recent acquisitions. Like many industries, the maritime marketplace relies to an increasing extent on information technology, aided by communications as a means of improving productivity, safety and working conditions for personnel (an important factor in crew retention). Voice and data communication for ocean going maritime users provide reliable and cost effective transmission of both mission critical and casual communications. The overall market for these services is large and growing despite the current downturn in global trade, and we believe this segment provides a global opportunity in excess of 50,000 vessels. The maritime business model is scalable based on the fact that the network infrastructure and customer care costs rise very gradually as the business grows, and our software maintenance costs will remain relatively flat. Combined, these effects produce operating leverage that offers us enhanced upside potential. Our technology is also applicable to many terrestrial mobile satellite communication users.

Solutions Offerings

We operate through two business segments. Our infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks, which includes both our pre-engineered systems and our custom systems design and integration product lines. Our services segment, through GNSC, GSM, Cachendo, Mach 6 and Telaurus provides satellite communication services capabilities, which include our Access, Hosted and Lifecycle Support service lines.

Infrastructure Solutions Overview

Our infrastructure solutions consist of the design, engineering and installation of ground segment systems and networks, which are deployed in communications networks that include a satellite component. We combine our expert engineering and design capabilities with state-of-the-art technologies and products to provide solutions for building and maintaining satellite earth stations, uplink centers, broadcast centers and Internet protocol-based, or IP, communication networks. In the case of complex IP-based networks, our infrastructure solutions support a wide range of network applications and facilitate “quadruple play” services, comprised of video, data, voice and wireless communications.

In order to provide our infrastructure solutions we assign a project team to each of our customer contracts. Each team is led by a project engineer who is responsible for execution of the project. This includes engineering and design, assembly and testing, installation and customer acceptance. A project may include engineers, integration specialists, buyer-planners and an operations team. Our standard satellite ground segment systems are manufactured using a standard modular production process. Typically, long-term projects require significant customer-specific engineering, drafting and design efforts. Once the system is designed, the integration specialist works with the buyer-planner and the operations team to assure a smooth transfer from the engineering phase to the integration phase. The integration phase consists mainly of integrating the purchased equipment, components and subsystems into a complete functioning system. Assembly, integration and test operations are conducted on both an automated and manual basis.

We maintain facilities for complete in-plant testing of all our systems before delivery in order to assure all performance specifications will be met during installation at the customer’s site. We employ formal total quality management programs and other training programs, and have been certified by the International Organization of Standards quality certification process for ISO 9001, a standard that enumerates specific requirements an organization must follow in order to assure consistent quality in the supply of products and services. The certification process qualifies us for access to virtually all domestic and international projects, and we believe that this represents a competitive advantage.

Pre-Engineered Systems

A key component of our infrastructure solutions is our product line of pre-engineered fixed and mobile/transportable satellite terminals and network management systems, which are marketed under the Summittm and Explorertm brands. Summit satellite terminals have antenna apertures ranging from sub meter to 21 meters in diameter using pre-engineered building blocks that assure high reliability and rapid response. Explorer satellite terminals have antenna apertures ranging from sub meter to 3 meters in diameter using highly integrated electronics in order to provide ease of operation, low cost, light weight and small size. These products utilize highly integrated electronics to assure high reliability and rapid response and to provide ease of operation in a low cost, small and lightweight format.

Our pre-engineered systems also include a line of AxxSys network management systems designed for management and control of satellite-terrestrial networks and include flexible interface devices that can be configured to communicate with satellite communications equipment and networking equipment from various manufacturers. The following details our products in this category:

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

Systems Design and Integration

We design, integrate, install, test and commission facilities and complex networks to meet the needs of our customers. Our custom systems design and integration services are largely focused on requirements for satellite earth stations, uplink centers, broadcast centers and next generation IP-based networks. This segment of our business is based on our core engineering expertise in satellite earth stations and network design, broadcast engineering, IP network engineering and network management system design.

An illustrative example of our system design and integration solution is our ongoing project for Alaska’s leading integrated communications carrier, General Communications, Inc., or GCI. We have engineered an all-IP rural cellular network in one of the most challenging environments on earth. Although the cellular network uses satellite communications to backhaul the cellular traffic, the network uses a distributed switching architecture that keeps cellular base stations online even through network outages.

GCI set out to create a level playing field for its customers, whether they live in the state’s coastal cities or deep in its rugged interior. It was a striking vision: a single high-capacity, IP-based network serving all of GCI’s subscribers and capable of supporting the advanced data and video technology emerging from the laboratories of industry leaders like Ericsson and Nokia. Given the geography of Alaska, the network had to be cellular rather than wireline, and the cellular base stations would have to link via satellite. GCI specified a 250-site network serving 200 rural villages with many of these sites only accessible for six months of the year due to freezing temperatures and heavy snowfall. Bringing electricity to them and ensuring that the equipment could stay powered and warm in the event of an outage were major issues.

Given the engineering challenges presented within an IP architecture, GCI selected us, based on the unique match between these challenges and our skill set. As an engineering-centric company, GCI was comfortable being on the leading edge of available network element technologies. We won the business, in part, because we proposed a base station technology, which performs all signal processing in software rather than hardware. This allows system upgrades — from additional traffic channels to new wireless standards — to be made via software download instead of a site visit. That is not a small matter when the base stations may be separated by hundreds of miles of frozen wilderness. We also proposed all-IP software-based switching. These combined systems had to interface with GCI’s Ericsson GSM switch in Anchorage.

Work began in early 2007 and by the end of that year, the pilot sites were undergoing testing. By March of 2008, we had deployed and begun operating a pilot network, and also started up our ISO-9001 production line to manufacture the base station systems. By December 2008, we had 70 sites up and running and GCI officially launched rural service. Until the full 250-site network is completed in 2011, we will provide remote monitoring from our network operations center in Hauppauge, New York. This lets GCI identify bottlenecks and track growth patterns and helps GCI predict what licenses, software modifications and antenna upgrades may be needed in the coming months. The cellular network demand has significantly exceeded GCI’s original plan and will allow us to continue to support and expand their network as demand continues to grow.

Services Solution Overview

We work to continually evolve our service platforms to meet the communication needs of our customers. Our customer base has grown as our service and customer support have proven the value of outsourced services. We seek to meet the managed network requirements of our customers in a wide range of vertical markets. Our strategy includes offering flexible service-based solutions with fixed monthly pricing in order to make it easy for our customers to support an outsourcing decision.

We own two teleport facilities, our Kenneth A. Miller International Teleport, located in Hauppauge, New York, and our GSM facility located in Laurel, Maryland. These teleports are used to transmit and receive signals from satellites positioned to serve customers in Latin America, the United States, Canada, Europe, the Middle East and Africa. Our teleports are designed to meet stringent requirements for high-speed data communications and leverage redundant critical systems and uninterruptible power supplies with back-up power generation to ensure high reliability and availability.

We also lease teleport services in Los Angeles, Hong Kong, the United Kingdom, the Netherlands and Poland to transmit and receive signals via satellite to other areas of the world. We lease satellite transponder capacity to meet the bandwidth needs of our customers and leverage multiple, redundant, high-capacity fiber connections to provide reliable Internet data and voice traffic to locations in New York City where it interconnects with telecommunications service providers and the United States Internet backbone.

We have built and staff a centralized global network operation center, or NOC, at our Hauppauge, New York, facility to provide our global services. The NOC operates twenty-four hours per day, seven days per week, or 24/7, to monitor customer networks, provide help desk services, respond to customer inquiries and initiate new services. The NOC provides on a 24/7 basis technology specific engineers to assist our customers with trouble shooting and problem resolution. We utilize our internally developed AxxSys Orion network management systems to monitor and control satellite communication equipment and satellite terminal networks at our NOC. At our GSM facility in Laurel, Maryland and our Mach 6 facility in the Netherlands, we have regional data centers that provide 24/7 localized technical support to our customers.

Our service-based offerings are continuously being fine-tuned partly through customer-funded programs and partly through internally funded programs. Our goal is to create high value customized solutions for our customers that are based on standardized building blocks, or service lines. The following service lines are the focal point of our evolving strategy.

Access Service Line

Our core service line, Access, supports transport and connectivity for video, voice and data services globally. The Access service line consists of specific products to address this diverse marketplace. The Access business is currently the largest component of the services revenue mix. The recent acquisition of

Mach 6, along with the integration of GSM, has expanded the Access business. Access services are driven by leveraging our core service communication infrastructure to create the standard product sets within our Access service line. As part of our expansion, we look to maximize utilization and drive growth with the Access product set described below.

Access Plus.  The Access Plus product utilizes a combination of terrestrial connectivity, satellite bandwidth, our teleports, along with a variety of remote very small aperture terminal, or VSAT’s, or a network of VSAT’s, to provide end to end connectivity. Our VSAT hub at the Kenneth A. Miller International Teleport coupled with the extension of our Multi-Protocol Label Switching, or MPLS, backbone to various teleports globally, provides us with global VSAT coverage and the flexibility to provide a wide range of services. This particular product encompasses fundamental satellite technologies, including:

•	Single Channel per Carrier (SCPC)

•	Multiple Channel per Carrier (MCPC)

•	Time Division Multiple Access (iDirect)

•	Deterministic SCPC (Vipersat)

Access Video Backhaul.  This product, based upon Access Plus, is specifically developed for video centric delivery. The primary technology enabling this service is the Digital Video Broadcast standard (DVB/DVB-S2). Our Access Video Backhaul product leverages the core service elements with a greater concentration on maximizing video throughput while ensuring the highest service availability into potentially residential-grade reception systems or to cable head ends. The current evolution of IP-centric video delivery will continue to shape new technologies in this arena. The current adoption of H.264 and MPEG-4 technologies has been slow, though they continue to gain ground. As the industry evolves, we will continue to position the Access Video Backhaul product within the market to offer the greatest amount of value to the end user. Specifically, we look to retain the current platform in place and continue to offer services with only gradual adaptation of new technology to ensure a broad market access until end-users haves widely adopted the new technology.

Access Voice Termination is also based upon the Access Plus product and is specifically designed for voice trunking services. We are licensed by the FCC to deliver high quality, toll-based termination of voice calls while leveraging high compression and highly reliable connectivity between the Globecomm network and the voice origination network. This differentiates us from many low cost providers. In addition, we often take advantage of utilizing pre-existing links, which allows us to position the Access Voice Termination product as extremely competitive along side high value voice over IP providers while delivering a superior service in terms of features (Caller ID, signaling pass through, etc.) and overall quality.

Access Bandwidth.  Satellite bandwidth is one of the largest elements of our cost of doing business, but it is also an asset which we utilize as a source of revenue. After combining resources with our recent acquisitions, we lease over 1 GHz of total satellite bandwidth across the globe for different frequencies, coverage areas and polarizations. Given the size of our increased demand, we are able to leverage our increased buying power in the satellite provider market, and are often capable of procuring bandwidth at very competitive rates. Accordingly, we leverage our current inventory of capacity or resell our provider’s capacity. We continually attempt to optimize and consolidate bandwidth to ensure attractive margins while being cost-competitive compared to our competitors and competing mediums. This service is a derivative of our base Access line and affords us the ability to provide long term satellite bandwidth resale opportunities with minimal overall risk.

Access Maritime.  Our new Maritime Access product, which is technically similar to our Access Plus line, provides vessel operators with traditional IP services, including; e-mail, Internet, video streaming, virtual private network and voice over IP applications. Access Maritime incorporates Inmarsat and Iridium services to provide a full feature set of solutions to the maritime market. We will look to capitalize on the convergence of Geo-stationary satellite, Inmarsat, and Iridium technologies to provide a single ubiquitous service to the maritime market that will help drive higher IP throughput at a lower cost to the vessel operator.

Access Hardware.  In connection with providing our Access products, we often need to furnish the remote hardware to complete the circuit. Access Hardware products range from VSAT terminals to IP-centric routing hardware and co-location hardware. Frequently, our Access Hardware products are shipped, installed and maintained globally. The ability to offer a complete solution through the Access Hardware product line thus enables the delivery of our services on a global level. Our Access Hardware product line provides us with the opportunity to offer lifecycle support services for this equipment.

Overall, our Access Service line continues to offer us the ability to grow our business. In addition to the growth that is offered through this line, the Access Plus products, when considered with our customers drive to outsource their entire network, is one of the prime mechanisms that has driven our Lifecycle Support service line as a separate yet integral suite of services.

Hosted Service Line

This Hosted service platform supports switching services through a full featured hosted mobile switching center for GSM/UMTS and CDMA/EVDO technologies. The Hosted service line consists of specific products to address the mobile marketplace and is a relatively new and emerging component of our services revenue mix. This particular product is driven by leveraging our core service elements, including:

•	Our GSM-UMTS/HSPA Switching/Core Platform.

•	Our CDMA-EVDO Switching/Core Platform.

•	Domestic and international connectivity for voice, data and internet by leveraging our core network.

•	Our network of Tier 1 IP terrestrial providers at our teleport locations and the interconnectivity between our teleport facilities.

•	Our large pool of diverse satellite bandwidth coverage, frequencies and providers.

•	Our centralized NOC.

Hosted Cellular allows our customers the ability to outsource their switching services through a full-featured hosted mobile switching center for GSM/UMTS and CDMA/EVDO technologies. The target customer base include hundreds of small to mid-size cellular operators in North America, emerging cellular operators globally and large international operators extending their coverage and/or meeting Universal Services Obligations.

The hosted value proposition is focused on:

•	Creating alternative, cost-effective solutions to establish and/or grow cellular networks while delivering a compelling return on investment with lower capital requirements and operating expenses. In some cases, the hosted model represents the only viable financial model.

•	Providing a cost effective solution to introduce new services and technologies to an existing network (2G to 3G migration, SMS, MMS, etc.)

•	Providing an affordable solution to deliver cellular services to un-served areas while meeting government imposed Universal Services Obligations.

•	Providing an accepted and “trusted” source where large, established cellular operators are comfortable that its roaming customers will interoperate with our hosted customers and are paid under their respective roaming agreements.

We house our mobile switching center in our Kenneth A. Miller International Teleport. The switching systems are part of a complete central office facility that provides all the systems and services required to support a cellular operator. Our satellite solution incorporates mobile signaling but keeps voice traffic off the satellite, which minimizes operational cost and optimizes quality of service for local calling, and allows remote geographic areas to join the GSM network with a small investment in base stations and VSAT’s.

Our recent purchase of an Ericsson GSM/UMTS Switching Core (“Core”) will position us to expand this business. The Core will provide a full featured hosted GSM/UMTS (2G/3G) platform to scale the hosted business in North America and internationally with the ability to migrate to LTE (4G) in the future.

Hosted Video minimizes customer capital and operating expenditures. A key differentiator for us in providing high quality networked service is the ability to leverage our facility in Hauppauge, New York, allowing for outstanding satellite and terrestrial connectivity. This product includes both the hardware for hosting the services and the software platforms for customers to securely publish, process and distribute their content. This solution also allows viewers to interact with the content and provides stakeholders with valuable viewership reporting. Our capabilities for our Hosted Video product include:

•	Publishing Platform for hosting of Video On Demand content.

•	Media Processing infrastructure for the transcoding of live and on-demand content for viewing across hybrid networks and for viewing on televisions, computers and mobile devices.

•	Security Platforms to ensure secure content delivery and digital rights management across diverse networks.

•	Streaming Media Platform for delivery across hybrid network topologies.

•	Interactive Platform allowing viewers to interact with live presenters and on-demand content.

•	Administrative Platform providing customers with back office control and reporting.

Lifecycle Support Service Line

Our Lifecycle Support service line includes installation, network monitoring, help desk, maintenance and professional engineering services. We are able to offer these lifecycle support products by leveraging our facilities infrastructure, including our teleports, our NOC and our data centers, as well as our personnel and network of skilled technicians. We have global maintenance partners that provide us access to skilled technicians worldwide. We provide the following products on either a stand-alone basis, or bundled with infrastructure solutions or other service lines:

Network Monitoring and Help Desk solutions provide 24/7 monitoring of satellite and terrestrial network systems and networks. Status and alarm monitoring coupled with our help desk services provide our customers with the ability to outsource monitoring of their networks. We provide customers with network trouble shooting and problem resolution support with escalation to technical resources personnel to address problems requiring detailed technical knowledge of equipment, systems and/or networking. We utilize a remedy-based trouble ticket system to track problems through conclusion. Customized reports are issued by our help desk to meet our customers’ requirements.

Installation and Maintenance solutions provide installation and maintenance services of satellite and terrestrial infrastructure at customer locations anywhere in the world. We have an established worldwide network of field technicians to provide on-site services for customer networks. These technicians, consisting of both employees and contractors, enable us to provide cost-effective, quick-response services for installation and required maintenance.

Professional Engineering solutions provide engineering expertise and hands-on support for co-located equipment and engineering and design support for proposal creation and network architecture design. We also provide professional engineering services for customers who need our engineering specialists and program managers to complement their internal staff. Our professional engineering services are primarily provided by Cachendo. Cachendo acts as a trusted advisor to our government and commercial clients by providing end-to-end technology consulting.

Our Lifecycle Support products are composed of four distinct phases: design, installation, maintenance and improvement. This approach orchestrates the alignment of business and technical requirements at every phase.

Design — During this phase, we work with our customers to develop a comprehensive detailed design that meets their current business and technical requirements and incorporates specifications to support availability, reliability, security, scalability and performance. Custom solutions are created to meet the customers’ unique requirements to enable integration with their existing network infrastructure. A variety of plans are developed during the design phase to guide activities such as configuring and testing connectivity, deploying and commissioning the proposed system, migrating network services, demonstrating network functionality and validating network operation.

Installation — Our global network of field technicians provide on-site, cost-effective, quick-response services for installation and required maintenance. Technicians are certified based on their skills. We have amassed a database of technicians that support network operations ranging from a simple VSAT to a complex hybrid network with IP networking responsibility across the globe.

Maintenance — Our full-service maintenance package provides customers with complete coverage in an economical, convenient and timely manner, all for a fixed monthly fee per location. With the full-service maintenance approach, Globecomm assumes all responsibility for the network, including stocking a spares pool and restoring downlink systems to working order. Our maintenance service process involves remote troubleshooting at our NOC, followed up by an overnight shipment of a replacement item to the site in question. The field installation crew would also be dispatched and arrive on location at the time when the spare item has been received.

Customer Service — Lifecycle Support services would not be complete without customer care and improvement. Customer service is an integral part of our general business model, though it is most visible in our lifecycle support service. From the point of view of the engineering effort in the overall sales process, customer service plays an important role in our ability to generate future business.

Sales and Marketing

We continually evaluate our sales and marketing efforts as we expand our product and service offerings. We approach the marketplace from both a market and a product perspective. We market our products and services to a diverse group of communications service providers, government and government related entities (U.S. and foreign), commercial enterprises, broadcasters and other media and content providers. We have structured our sales and marketing approach to respond effectively to the opportunities in these markets.

Our corporate sales offices sell and market our products and services in the United States and internationally in specific vertical markets within the government and commercial markets. Our specific government vertical markets are currently: Afghanistan, Department of Defense, domestic and international intelligence agencies and civilian and diplomatic markets. The commercial sales offices focus mainly on broadcast, wireless/cellular service providers, enterprise and maritime customers.

One of our goals is to brand the Globecomm name as an end-to-end managed network service provider. As we continue to expand our reach into new markets, we must expand our name brand recognition to these markets as well. This will include updating marketing material. This material is aimed both at potential customers and to help support the effort of continued training of the personnel in our corporate sales offices. Ensuring that each person understands the breadth of our capabilities is vital to ensuring that we maximize the potential business from each of our existing and new customers.

Our regional business teams sell and market our products and services in concert with the corporate sales offices. Business teams are located in Hauppauge, New York, the GSM and Cachendo teams are located in Laurel, Maryland, the Mach 6 team is located in the Netherlands and the Telaurus team is located in Cedar Falls, New Jersey. The teams focus on targeted trade shows, demos and consultants teamed with company-wide events and marketing. We believe that this focused effort, along with the development of the corporate sales offices to pro-actively market our offerings to specific market segments, will lead to increased market share across all business units.

These regional business teams are responsible for orders in the regions and/or markets to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have regional business teams responsible for the Americas, the Asia Pacific region and the Eastern Atlantic Region (Africa, the Middle East and Europe). We also have a business team dedicated to the government marketplace, as well as a GSM service team which is focused largely on the U.S. government marketplace. In addition, we have expert teams who are focused on leveraging our know-how in IP networking, broadcast technology, pre-engineered systems, network management systems and network services to provide added value to our products, services and solutions. Globecomm held its First Annual Technology Forum in its 2009 fiscal year. This Forum highlights the knowledge of the Globecomm expert teams and an expanded forum will be hosted in the current fiscal year.

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

We use direct mailings, print advertising to targeted markets and trade publications to enhance awareness and acquire leads for our direct and indirect sales teams. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters, Armed Forces Communications and Electronics Association, Communication Media Management Association and other industry associations. Globecomm plans to participate in multiple corporate-sponsored tradeshows over the next year, including SATCON, IBC, NAB, SATELLITE 2010 and several GOVERNMENT and TELCO shows. We also provide marketing information on our web site and conduct joint marketing programs with sales representatives in various regions to reach new customers.

We continue to expand and enhance our sales and marketing organization. We plan to consolidate the efforts of the Mach 6 and Telaurus sales and marketing personnel, rebrand our corporate image and set up a two tiered sales force to form a stronger sales organization and prepare us for organic growth. The first tier of the sales force will be dedicated to pursuing and growing our business in specific vertical markets and the second tier, within the business units, will have dedicated personnel to directly address the business unit efforts and work toward achieving the business units’ plan.

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

Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators such as Thales, Data Path and SED Systems and (2) equipment manufacturers who also provide integrated systems, such as General Dynamics, SATCOM Technologies, Viasat, Alcatel and ND Satcom AG.

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, such as Ascent Media, Globecast and Convergent Media Systems. In addition, in managed network services we may compete with other communications services providers such as Segovia, and satellite owners like SES Americom, Intelsat and Verizon. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services.

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

Acquisitions

On February 27, 2009, we acquired B.V. Mach 6, a Dutch Corporation (“Mach 6”). Mach 6 is a service provider and teleport operator, which serves multiple vertical markets such as the maritime sector and government and satellite service providers. Mach 6 has approximately 30 employees and recurring service revenues in the government and maritime marketplaces. The acquisition of Mach 6 provides us with further entry into the growing maritime market and adds further penetration into government markets which we are currently serving. Mach 6 operates in the services segment of our business. Mach 6 was acquired for a purchase price of $5.7 million in cash. The sellers can also receive up to 300,000 shares of our common stock, subject to an earn-out based on certain net income milestones, which must be achieved within twelve months of the acquisition date.

On May 29, 2009, we acquired the entire business operations of Telaurus Communications LLC (“Telaurus”). Telaurus is a service provider concentrated in the maritime sector and satellite service providers. Telaurus has approximately 28 employees and has recurring service revenues in the maritime marketplace. The acquisition of Telaurus provides us with further entry into the growing maritime market which we are currently serving. Telaurus operates in the services segment of our business. Telaurus was acquired for a cash purchase price of $6.1 million. The seller also is entitled to receive up to 335,000 shares of the Company’s common stock and up to 1,000,000 warrants to purchase shares of our common stock, at an exercise price of $10 per share subject to an earn-out based upon the acquired business achieving certain earnings milestones within twelve months following the closing.

Customers

We have established a diversified base of customers in a variety of industries. Our customers include communications service providers, government and government related entities (U.S. and foreign), commercial enterprises, broadcasters and other media and content providers. We typically rely upon a small number of customers for a large portion of our revenues. We derived 12% of our revenues in the year ended June 30, 2009 from a U.S. Government agency. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base.

Backlog

At June 30, 2009, our backlog was approximately $153.9 million compared to approximately $146.8 million at June 30, 2008. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2009, $92.4 million, or approximately 60.1%, of our backlog represented contracts with five customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled, delayed or revised. See the section entitled “Risk Factors.”

Product Design, Assembly and Testing

We assign a project team to each of our customer contracts. Each team is led by a project engineer who is responsible for execution of the project. This includes engineering and design, assembly and testing, installation and customer acceptance. A project may include engineers, integration specialists, buyer-planners and an operations team. Our standard satellite ground segment systems are manufactured using a standard modular production process. Typically, long-term projects require significant customer-specific engineering, drafting and design efforts. Once the system is designed, the integration specialist works with the buyer-planner and the operations team to assure a smooth transfer from the engineering phase to the integration phase. The integration phase consists mainly of integrating the purchased equipment, components and subsystems into a complete functioning system. Assembly, integration and test operations are conducted on both an automated and manual basis.

We maintain facilities for complete in-plant testing of all our systems before delivery in order to assure all performance specifications will be met during installation at the customer’s site. We employ formal total quality management programs and other training programs, and have been certified by the International Organization of Standards quality certification process for ISO 9001, a standard that enumerates specific requirements an organization must follow in order to assure consistent quality in the supply of products and services. The certification process qualifies us for access to virtually all domestic and international projects, and we believe that this represents a competitive advantage.

Research and Development

We have developed internal research and development resources in Internet protocol networks, content delivery networks, broadcast systems, network management systems and pre-engineered systems. The costs of developing new technologies are funded by our investments and by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on continued development of our software-based distributed core network to support our wireless hosted switch service offering for our service provider customers, development of multimedia broadcast data center solutions for direct to home, TV to mobile devices and IPTV applications and enhancements to pre-engineered AxxSys network management systems for all our earth terminal and network customers and pre-engineered Explorer satellite systems for our government customers. For the years ended June 30, 2009, 2008 and 2007, we have incurred approximately $2.4 million, $1.9 million, and $1.5 million, respectively, in internal research and development expenses.

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

Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators such as Thales, Data Path and SED Systems and (2) equipment manufacturers who also provide integrated systems, such as General Dynamics, SATCOM Technologies, Viasat, Alcatel and ND Satcom AG.

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, such as Ascent Media, Globecast and Convergent Media Systems. In addition, in managed network services we may compete with other communications services providers such as Segovia, and satellite owners like SES Americom, Intelsat and Verizon. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services.

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

We currently have been granted six patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control, another for a monitor and control system for satellite communications networks and the like, another for implementing facsimile and data communications using Internet protocols, and two for a dish antenna kit including alignment tool. We have one other patent pending in the United States for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek additional patents on our technology, if appropriate. We have received trademark registration for Globecomm and GSI in the United States and Russia, and for Globecomm Systems Inc. in the European Community, Russia, and the People’s Republic of China. We have also received trademark registrations in the United States for MBB2001, CTF 2001, CES 2001 and AxxSys, which relate to our pre-engineered systems; for SkyBorne, relating to our broadcasting services; for se@comm and other marks relating to our maritime services; for the GSI logo; and for various other marks related to our products and services. We have other trademarks and service marks pending and intend to seek registration of other trademarks and service marks in the future.

Government Regulations

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed teleports in Hauppauge, New York, and Laurel, Maryland, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained or applied for, and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our teleports. We have also obtained and maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC, and have applied for similar authorization for Telaurus. We have also obtained a license from Agentschap Telecom, the licensing authority in The Netherlands, for the teleport operated by Mach 6 in The Netherlands. These licenses should be renewed in the normal course as long as we remain in compliance with applicable rules and regulations relating to the licenses. However, we cannot guarantee that additional licenses will be granted when our existing licenses expire, nor can we assure you that the applicable regulatory agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

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

Some of our U.S. government contracts also impose restrictions on foreign ownership of our Company. These contracts require that we identify whenever a foreign person has 5% or greater ownership or control of our Company and take steps to mitigate the control and influence such foreign persons have on our business. If we are not able to effectively mitigate such control or influence, we may lose our eligibility for those U.S. government contracts where foreign ownership or controlling interest of the contractor is a factor in contractor selection.

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

We anticipate that a substantial portion of our Internet operations will be carried out in countries which may impose greater regulation of the content of information coming into their country than that which is generally applicable in the United States. Examples of this include privacy regulations in Europe and content restrictions in countries, such as the People’s Republic of China. To the extent that we provide content as a part of our Internet services, we will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services, or increase our cost of doing business or otherwise negatively affect our business. In addition, the applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. These changes could reduce demand for our products and services or could increase our cost of doing business as a result of costs of litigation or increased product development costs.

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

Employees

As of June 30, 2009, we had 347 full-time employees, including 166 in engineering and program management, 89 in the manufacturing, operations support and network operations, 37 in sales and marketing and 55 in management and administration. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Geographic Areas

Revenues from foreign sales as a percentage of total revenues for each of the three years in the period ended June 30, 2009 are set forth in Note 14 of the Notes to Consolidated Financial Statements.

Financial Information About Business Segments

The sales and operating profits of each business segment and the identifiable assets attributable to each business segment for each of the three years in the period ended June 30, 2009 are set forth in Note 13 of the Notes to Consolidated Financial Statements.

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

For several years prior to 2008, the U.S. and global economies had been growing and our revenues and profits had increased as our customers increased their spending on telecommunications equipment and systems. However, recent adverse conditions as a consequence of the worldwide financial and economic crisis have negatively impacted the global economy and nearly all businesses, including ours, are facing uncertain economic environments. Our business has been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems which could adversely affect our revenues and profitability. For the year ended June 30, 2009 our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in the recent past.

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. In the year ended June 30, 2009, we derived 12% of our revenues from a U.S. government agency. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if all or any of the major customers modifies or terminates its agreement or their agreements with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We derive a substantial portion of our revenues from the government marketplace, and a downturn in their marketplace would adversely affect us.

In the year ended June 30, 2009, we derived 66% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.

There are a number of other risks associated with the government marketplace, which include, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts we are awarded which can lead to increased costs, delays and possible loss of contracts. In particular, the current government involvement in supporting various financial institutions and the mounting government deficits will likely result in failures to fund various government programs. A withdrawal of military forces from areas of conflict following the change in Administration in the United States could result in curtailed spending in military programs in which we participate.

Risks associated with operating in international markets, including areas of conflict, could restrict our ability to expand globally and harm our business and prospects.

We market and sell a substantial portion of our products and services internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future, including new revenues from our Mach 6 and Telaurus acquisitons with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

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

GNSC’s, GSM’s, Cachendo’s, Mach 6’s, and Telaurus’s future revenues and results of operations are dependent on the development of the market for their current and future services. In fiscal 2009, services revenues increased to 48% of total revenues compared to 32% and 24% in fiscal 2008 and 2007, respectively. The service business tends to have higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.

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

The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators, like Thales, Data Path, and SED Systems, and (2) equipment manufacturers who also provide integrated systems, like General Dynamics, SATCOM Technologies, Viasat, Alcatel and ND Satcom AG.

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

We have made several recent acquisitions and intend to continue pursuing acquisitions of investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses or in-process research and development charges related to intangibles assets. Acquisitions involve numerous risks, including:

•	failure of the acquisition or investment to meet the expectations upon which we made a decision to proceed;

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	Substantial transaction costs;

•	increased expenses associated with the acquisition; and

•	loss of key employees, customers or suppliers of any acquired business.

We cannot assure that any acquisition or strategic investments will be successful and will not adversely affect our business, results of operations or financial condition.

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

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite infrastructure solutions. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may decline or grow more slowly than we expect. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase, nor the timing of such demand.

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

Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg, our Chairman and Chief Executive Officer, and Keith Hall, our President and Chief Operating Officer, are key to our success based upon their individual knowledge of the markets in which we operate. The employment of any of our key personnel could cease at any time.

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

We currently have been granted six patents, and have one patent and one provisional patent application pending in the United States. We currently have one Patent Cooperation Treaty patent application pending. We also intend to seek further patents on our technology, if appropriate. We cannot assure that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our products and services can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our products and services are or may be developed, manufactured or sold may not protect our products and services or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products and services more likely.

We have filed applications for trademark registration of Globecomm and GSI in the United States and various other countries, and have been granted registrations for some of these terms in the United States, Europe and Russia. We have various other trademarks and service marks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From July 1, 2008 through June 30, 2009, our stock price ranged from a low of $3.96 per share to a high of $10.94 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Operations and Use of Satellites

We are subject to various federal and foreign laws and regulations, which may have negative effects on our business. We operate FCC licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC, and a teleport in Amsterdam, The Netherlands, subject to the rules and regulations of the Dutch government. We cannot guarantee that the FCC or the Dutch government will grant renewals when our existing licenses expire, nor can there be any assurance that the FCC or the Dutch government will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

Foreign Regulations

Regulatory schemes in countries in which we may seek to provide our satellite-delivered services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure that the present regulatory environment in any of those countries will not be changed in a manner that may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization from each country in which we provide our satellite-delivered services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our products and services or that restrictions applicable thereto will not be unduly burdensome.

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

Broadband Internet access services provided by telephone companies are currently classified as Information Services under the FCC Act and therefore not considered a telecommunications service subject to payment of access charges to local telephone companies in the United States. Should this situation change or other charges be imposed, the increased cost to our customers who use telephone-company provided facilities to connect with our satellite facilities could discourage the demand for our services. Likewise, the demand for our services in other countries could be affected by the availability and cost of local telephone or other telecommunications services required to connect with our facilities in those countries.

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

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport facility and production facilities, as well as the offices and network operations center of GNSC. We also own a facility containing approximately 20,000 square feet of space on approximately three acres located in Laurel, Maryland, which houses the teleport facility and network operations center of GSM. We lease warehouse space in Hauppauge, New York and rent office space in Laurel, Maryland, Cedar Knolls, NJ, Washington D.C., the Netherlands, the United Kingdom, Germany, the United Arab Emirates, Singapore, Hong Kong and Afghanistan. We believe that our facilities are adequate for our current needs and for the foreseeable future; we also expect that suitable additional space will be available as needed. Total monthly rent expense for these locations is approximately $78,000.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Market under the symbol “GCOM.” The quarterly high and low sales prices of our common stock for fiscal 2009 and 2008 are as follows:

	High	Low

2009
Quarter ended September 30, 2008	$10.94	$7.45
Quarter ended December 31, 2008	8.90	3.96
Quarter ended March 31, 2009	6.11	4.29
Quarter ended June 30, 2009	7.84	5.10
2008
Quarter ended September 30, 2007	$14.96	$11.37
Quarter ended December 31, 2007	16.49	9.28
Quarter ended March 31, 2008	12.00	7.77
Quarter ended June 30, 2008	10.53	8.20

At September 10, 2009, there were approximately 4,200 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq Global Market on September 10, 2009, our market price per share was $7.83.

As of June 30, 2009, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2009

Number of securities
remaining available
	Number of		for future
	securities to be	Weighted-average	issuance under
	issued upon exercise	exercise price	equity compensation
	of outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
PLAN CATEGORY	and rights	and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,493,297	$8.46	—
Equity compensation plan not approved by security holders(1)	35,000	6.82	—

Total	1,528,297	$8.42	—

(1)	Shares were issued as part of the Globecomm Systems Inc/Telaurus 2009 Special Equity Incentive Plan, which was established in connection with the acquisition of Telaurus. A copy of the Plan is attached hereto as Exhibit 10.25.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return, assuming dividend reinvestment of $100 invested in the Company’s common stock on June 30, 2004 through June 30, 2009 with the cumulative total return, assuming dividend reinvestment of $100 invested in the Nasdaq Global Market (U.S.) Index and a Self Constructed Peer Group Index. The peer group consists of the following companies: Comtech Telecommunications Corp., EMS Technologies, Inc., ViaSat, Inc., and Telecommunication Systems Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globecomm Systems Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.	Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2009 have been derived from our audited consolidated financial statements. EBITDA represents net income before interest income, interest expense, provision (benefit) for income taxes, depreciation and amortization expense, gain on sale of investment, gain on sale of available-for-sale securities and gain on liquidation of foreign subsidiary. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use EBITDA in measuring performance relative to that of our competitors and in evaluating acquisition opportunities. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies.

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

Selected Financial Data
(In thousands, except per share data)

	Years Ended June 30,
	2009	2008	2007	2006	2005

Statements of Operations Data:
Revenues from infrastructure solutions	$88,817	$133,634	$114,612	$97,967	$90,656
Revenues from services	81,344	62,891	36,133	28,069	18,928

Total revenues	170,161	196,525	150,745	126,036	109,584

Costs and operating expenses:
Costs from infrastructure solutions	73,877	106,699	92,197	81,410	75,357
Costs from services	60,995	47,739	29,052	23,605	15,527
Selling and marketing	12,985	10,873	8,376	7,029	5,821
Research and development	2,392	1,913	1,451	1,052	1,021
General and administrative	15,954	15,888	12,297	9,589	7,596

Total costs and operating expenses	166,203	183,112	143,373	122,685	105,322

Income from operations	3,958	13,413	7,372	3,351	4,262
Other income (expense):
Interest income	534	1,733	1,370	965	444
Interest expense	—	(285)	(205)	—	—
Gain on liquidation of foreign subsidiary	—	—	—	264	—
Gain on sale of available-for-sale securities	—	—	—	—	132
Gain on sale of investment	—	—	—	—	40

Income before income taxes	4,492	14,861	8,537	4,580	4,878
Provision (benefit) for income taxes	1,193	(12,158)	211	88	64

Net income from continuing operations	$3,299	$27,019	$8,326	$4,492	$4,814

Basic net income from continuing operations per common share	$0.16	$1.39	$0.53	$0.30	$0.33

Diluted net income from continuing operations per common share	$0.16	$1.34	$0.50	$0.29	$0.32

Weighted-average shares used in the calculation of basic net income from continuing operations per common share	20,219	19,476	15,795	15,001	14,422

Weighted-average shares used in the calculation of diluted net income from continuing operations per common share	20,507	20,140	16,672	15,608	14,966

	Years Ended June 30,
	2009	2008		2007	2006	2005

Other Operating Data:
Net income	$3,299	$27,019		$8,326	$4,492	$4,814
Other income, net	(534)	(1,448)		(1,165)	(1,229)	(616)
Provision (benefit)for income taxes	1,193	(12,158	)(a)	211	88	64
Depreciation and amortization	5,968	5,742		3,333	3,023	2,695

EBITDA	$9,926	$19,155		$10,705	$6,374	$6,957

Cash flows provided by (used in) operating activities	$9,011	$9,207		$14,357	$(1,129)	$(3,926)
Cash flows used in investing activities	(16,719)	(5,008)		(36,877)	(2,484)	(1,070)
Cash flows provided by financing activities	339	21,642		23,566	2,531	2,347
Capital expenditures	4,336	5,008		17,808 (c)	2,484	3,303
Backlog at end of year	153,865	146,787		141,198	90,930	76,268

	June 30,
	2009	2008		2007		2006	2005

Balance Sheet Data:
Cash and cash equivalents	$44,034	$51,399	(b)	$25,558		$24,512	$25,609
Working capital	74,644	79,009		37,251		43,695	36,520
Total assets	191,539	193,092		142,883		93,234	86,378
Long-term liabilities	1,506	957		13,568	(d)	353	670
Total stockholders’ equity	154,812	148,776		83,513		67,016	60,137

(a)	During fiscal 2008 we recorded a non-recurring tax benefit of $12.5 million primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance. See Note 12 of the Notes to Consolidated Financial Statements.

(b)	The increase in cash at June 30, 2008 is due to approximately $36.4 million in net proceeds from an offering of equity securities completed in August and September 2007.

(c)	Capital expenditures of $17.8 million primarily related to the purchase of network operations center and teleport assets primarily for a large program with Showtime Network Inc. as to which service began on July 1, 2007. In addition, we upgraded our facility to meet the requirements of our increase in business levels.

(d)	The increase in long term liabilities at June 30, 2007 is primarily due to a term loan used to partially fund the acquisition of GlobalSat. The balance of the term loan was repaid on September 26, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from government and government related entities (“government marketplace”) and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts, which directly impacts our military-related sector business.

The products and services we offer include: pre-engineered systems, systems design and integration services, access, hosted, and lifecycle support services. To provide these products and services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises and media and content broadcasters.

Since our products and services are often sold into areas of the world which do not have fiber optic land-based networks, a substantial portion of our revenues are derived from, and are expected to continue to be derived from, developing countries. These countries carry with them more enhanced risks of doing business than in developed areas of the world, including the possibility of armed conflicts or the risk that more advanced land-based telecommunications will be implemented over time, and less developed legal protection for intellectual property.

In the year ended June 30, 2009, 12% of our revenues were derived from a U.S. government agency. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

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

Revenue Recognition — Infrastructure Solutions

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectability is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.

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

Goodwill and Other Intangibles Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the year ended June 30, 2009 that resulted in any goodwill impairment.

Deferred tax assets

Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes, (“FAS 109”) we regularly estimate our ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

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

During the year ended June 30, 2008, based on positive evidence from our earnings trends, we recognized a portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance of approximately $12.5 million. As of June 30, 2007, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under FAS 109. At June 30, 2009 and 2008, we had a deferred tax valuation allowance of approximately $6.6 million primarily relating to $6.2 million from net operating losses related to excess stock based compensation expense deductions. If the remaining valuation allowance for the excess stock based compensation were to be reversed the amount would be recorded to additional paid in capital as it is attributable to the tax effects of excess compensation deductions from exercises of employee stock options.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that we recognize in our financial statements the benefits of tax return positions if that tax position is more likely than not of being sustained on audit, based on its technical merits. The provisions of FIN 48 became effective as of July 1, 2007. The adoption of this pronouncement on July 1, 2007 did not have an impact on our consolidated financial statements.

At June 30, 2009, we had a liability for unrecognized tax benefits of approximately $106,000 (if recognized in the future, would favorably impact our effective tax rate). We record both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At July 30, 2009 and June 30, 2008 we had not accrued any amounts for the potential payment of penalties and interest.

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

As of June 30, 2009 there was approximately $3,026,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2009 there was approximately $333,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Inventories

Inventories consist primarily of work-in-progress from costs incurred in connection with specific customer contracts, which are stated at the lower of cost (using the first-in first-out method of accounting) or market value. Progress payments received under long-term contracts are netted against inventories. In assessing the realizability of inventories, we are required to make estimates of the total contract costs based on the various elements of the work-in-progress. It is possible that changes to these estimates could cause a reduction in the net realizable value of our inventories.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations — revised (“SFAS 141R”). SFAS 141R provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. Changes for business combination transactions pursuant to SFAS 141R include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. FAS 141R is effective for all business combinations consummated beginning July 1, 2009. The adoption of SFAS 141R could have a material impact on our financial position and results of operations beginning July 1, 2009 if we complete acquisitions in the future.

Results of Operations

Fiscal Years Ended June 30, 2009 and 2008

Our consolidated results of operations for the fiscal year ended June 30, 2009 include results of Mach 6 and Telaurus since these acquisitions took place on February 27, 2009 and May 29, 2009, respectively. In the fiscal year ended June 30, 2009, the services segment business results included four months (March through June 2009) and one month (June 2009), for Mach 6 and Telaurus, respectively, since the acquisition dates in the fiscal year ended June 30, 2009.

Revenues from Infrastructure Solutions.  Revenues from infrastructure solutions decreased by $44.8 million, or 33.5%, to $88.8 million for the fiscal year ended June 30, 2009 from $133.6 million for the fiscal year ended June 30, 2008. The decrease in revenues from record highs in the year ended June 30, 2008 was primarily driven by a decline in bookings of contract orders due to the global economic slowdown resulting in government and commercial customers and prospects delaying or cancelling projects. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the fiscal year ended June 30, 2008.

Revenues from Services.  Revenues from services increased by $18.5 million, or 29.3%, to $81.3 million for the fiscal year ended June 30, 2009 from $62.9 million for the fiscal year ended June 30, 2008. The increase in revenues was primarily due to an increase in access and lifecycle support service offerings primarily to the government marketplace along with $5.8 million of revenue from Mach 6 and Telaurus.

Costs from Infrastructure Solutions.  Costs from infrastructure solutions decreased by $32.8 million, or 30.8%, to $73.9 million for the fiscal year ended June 30, 2009 from $106.7 million for the fiscal year ended June 30, 2008. The gross margin from infrastructure solutions decreased to 16.8% for the fiscal year ended June 30, 2009 compared to 20.2% for the fiscal year ended June 30, 2008. The decrease in gross margin was mainly attributable to a decrease in sales in the higher margin pre-engineered systems product line in the government marketplace.

Costs from Services.  Costs from services increased by $13.3 million, or 27.8%, to $61.0 million for the fiscal year ended June 30, 2009 from $47.7 million for the fiscal year ended June 30, 2008. Gross margin for services increased to 25.0% for the fiscal year ended June 30, 2009 compared to 24.1% for the fiscal year ended June 30, 2008. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Selling and Marketing.  Selling and marketing expenses increased by $2.1 million, or 19.4%, to $13.0 million for the fiscal year ended June 30, 2009 from $10.9 million for the fiscal year ended June 30, 2008. The increase was a result of an increase in salary and salary related expenses for additional marketing personnel, costs associated with the launching of Cachendo in July 2008 along with marketing expenses of $0.6 million incurred at Mach 6 and Telaurus.

Research and Development.  Research and development expenses increased by $0.5 million, or 25.0%, to $2.4 million for the fiscal year ended June 30, 2009 from $1.9 million for the fiscal year ended June 30, 2008. The increase was principally due to costs associated with expanding X and Ka band product capabilities along with research and development costs of $0.1 million at Telaurus.

General and Administrative.  General and administrative expenses increased by $0.1 million, or 0.4%, to $16.0 million for the fiscal year ended June 30, 2009 from $15.9 million for the fiscal year ended June 30, 2008. The increase was due to an increase in stock compensation expense along with general and administrative expenses of $1.2 million at Mach 6 and Telaurus partially offset by a decrease in the Company’s pay for performance plan based on current results of operations and a decrease in amortization of intangibles. The stock compensation expense in the three months ended September 30, 2008 included the accelerated vesting of the restricted stock of our former President, who passed away on July 20, 2008, partially offset by $0.5 million of life insurance proceeds we received.

Interest Income.  Interest income decreased by $1.2 million, or 69.2%, to $0.5 million for the fiscal year ended June 30, 2009 from $1.7 million for the fiscal year ended June 30, 2008, as a result of a decrease in interest rates and reduction in cash balances. Beginning in the three months ended December 31, 2008, in order to reduce our investment risk, we transferred our excess cash into money market funds with portfolios in treasury notes which earn lower rates than our previous investment vehicles. In August 2009, our excess cash was transferred out of money market funds with portfolios in treasury notes to an account with a financial institution bearing a higher interest rate.

Interest Expense.  Interest expense of $0.3 million for the fiscal year ended June 30, 2008 is a result of the acquisition loan used to partially fund the acquisition of GlobalSat. On September 26, 2007, the Company repaid the principal balance of the acquisition term loan.

Provision (Benefit) for income taxes.   Our effective income tax rate was 27% for the year ended June 30, 2009. The effective rate includes a discrete tax benefit associated with non-taxable life insurance proceeds due to the passing of our former President and a federal research and development tax credit. During fiscal 2008 we recorded a non-recurring tax benefit of $12.5 million primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance based on positive evidence from our earnings trends.

Fiscal Years Ended June 30, 2008 and 2007

Our consolidated results of operations for the fiscal year ended June 30, 2008 include results of the GSM business which have been included in the services segment for the full year. In the fiscal year ended June 30, 2007, GSM business results include two months (May and June 2007) since the acquisition in May 2007.

Revenues from Infrastructure Solutions.  Revenues from infrastructure solutions increased by $19.0 million, or 16.6%, to $133.6 million for the fiscal year ended June 30, 2008 from $114.6 million for the fiscal year ended June 30, 2007. The increase in revenues was primarily driven by the increase in the systems design and integration services primarily due to a contract with a leading provider of telecommunication services in Asia and an increase in pre-engineered systems product revenue in the government marketplace.

Revenues from Services.  Revenues from services increased by $26.8 million, or 74.1%, to $62.9 million for the fiscal year ended June 30, 2008 from $36.1 million for the fiscal year ended June 30, 2007. The increase in revenue was primarily due to the increase of $22.2 million of GSM revenue along with an increase within the hosted service line from a large program with Showtime

Networks Inc. and an increase in the access plus product, partially offset by a decrease in lifecycle support services in the government marketplace and access voice termination.

Costs from Infrastructure Solutions.  Costs from infrastructure solutions increased by $14.5 million, or 15.7%, to $106.7 million for the fiscal year ended June 30, 2008 from $92.2 million for the fiscal year ended June 30, 2007. The increase was attributable to the higher revenue base. The increase in gross margin to 20.2% for the fiscal year ended June 30, 2008 compared to 19.6% for the fiscal year ended June 30, 2007 was mainly attributable to the increased revenue in the pre-engineered systems product line in the government marketplace.

Costs from Services.  Costs from services increased by $18.7 million, or 64.3%, to $47.7 million for the fiscal year ended June 30, 2008 from $29.1 million for the fiscal year ended June 30, 2007. Gross margin increased to 24.1% for the fiscal year ended June 30, 2008 compared to 19.6% for the fiscal year ended June 30, 2007. The increase in the margin was primarily driven by GSM revenue along with an increase in revenue within the hosted service line from a large program with Showtime Networks Inc., which has higher margin than the other service offerings.

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

Interest Expense.  Interest expense of $0.3 million for the fiscal year ended June 30, 2008 is a result of the acquisition loan used to partially fund the acquisition of GlobalSat.

Provision (benefit) for income taxes.  During fiscal 2008 we recorded a non-recurring tax benefit of $12.5 million primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance based on positive evidence from our earnings trends.

Liquidity and Capital Resources

At June 30, 2009, we had working capital of $74.6 million, including cash and cash equivalents of $44.0 million, net accounts receivable of $45.4 million, inventories of $17.0 million, prepaid expenses and other current assets of $2.3 million and deferred income taxes of $1.1 million, offset by $22.5 million in accounts payable, $5.3 million in deferred revenue, $4.3 million in accrued payroll and related fringe benefits and $3.1 million in other accrued expenses.

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

Net cash provided by operating activities during the fiscal year ended June 30, 2009 was $9.0 million, which primarily related to a decrease in accounts receivable of $9.6 million due to the timing of billings and collections from customers and a reduction in revenue in the fiscal year ended June 30, 2009, a non-cash item representing depreciation and amortization expense of $6.0 million primarily related to depreciation expense related to the network operations center and satellite earth station equipment and amortization of intangibles, net income of $3.3 million, non cash stock compensation expense of $2.3 million and a decrease in deferred income taxes of $1.1 million due to net income generated in the period, offset by a decrease in accounts payable of $6.5 million relating to the reduction in revenue and the timing of vendor payments in the fiscal year ended June 30, 2009, a decrease in deferred revenue of $4.8 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a decrease in accrued payroll and related fringe benefits of $1.9 million primarily due to a significant reduction in awards under the pay for performance plan based on fiscal 2009 operating results.

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

Net cash used in investing activities during the fiscal year ended June 30, 2009 was $16.7 million, which consisted of $6.0 million related to the acquisition of Mach 6, $6.4 million related to the acquisition of Telaurus and capital expenditures of $4.3 million related to the purchase of network operations center and teleport assets.

Net cash used in investing activities during fiscal year ended June 30, 2008 was $5.0 million which primarily related to the purchase of network operations center and teleport assets and the completion of the upgrade of our Hauppauge facility to meet the requirements of the increased business levels.

Net cash provided by financing activities during the fiscal year ended June 30, 2009 was $0.3 million, which related to proceeds from the exercise of stock options.

Net cash provided by financing activities during fiscal year ended June 30, 2008 was $21.6 million, which related primarily to proceeds from the offering of $36.4 million and $1.1 million of proceeds from the exercise of stock options and warrants, partially offset by the repayment of the acquisition term loan of $15.8 million.

On March 11, 2009, we entered into a committed secured credit facility with Citibank, N.A, which expires on March 9, 2010. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two terms loans, each have a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio, at our discretion, and are collateralized by a first priority security interest on all of personal property. At June 30, 2009 the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at June 30, 2009. As of June 30, 2009, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2015. Future minimum lease payments due on these leases through June 30, 2010 are approximately $21.7 million.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2010. However, we cannot assure that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

Additional funds may not be available when needed and, even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, capital expenditures, research and development activities, and the timing and extent of our marketing programs, and we may be required to reduce headcount. We cannot assure that additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At June 30, 2009, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Operating leases	$43,322	$21,687	$14,560	$7,018	$57

Total contractual cash obligations	$43,322	$21,687	$14,560	$7,018	$57

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than			More than
Other Commercial Commitments	Committed	1 year	1-3 years	4-5 years	5 years

Standby letters of credit	$8,137	$3,810	$4,107	$220	$—

Total commercial commitments	$8,137	$3,810	$4,107	$220	$—

Related Party Transactions

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At June 30, 2009, we had no significant outstanding foreign exchange contracts.

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

Evaluation of Disclosure Controls and Procedures.  Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, the Company’s management used the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective. We have excluded from this assessment the operations of Mach 6 and Telaurus which were acquired in the year ended June 30, 2009. Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 has been audited by our independent auditors, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter (the fourth quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A) (1) Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

(2) Index to Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	S-1
EX-10.23
EX-10.24
EX-10.25
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

All other schedules for which provision is made in the applicable accounting regulation from the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Index of Exhibits

Exhibit
No.

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2		See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).
10.1		Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2		The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.3		1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.4		Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.5		Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.6		Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.7		Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8		2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).
10.9		Asset Purchase Agreement, dated May 2, 2007, by and between the Registrant and Lyman Bros., Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).
10.10		Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10	.11**	Employment Agreement, dated as of April 23, 2007, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10	.12**	Amendment to Employment Agreement, dated as of April 1, 2008, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.13		Employment Agreement, dated as of June 30, 2008, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.14		Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.15		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

Exhibit
No.

10.16	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.17	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.18	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.19	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.20	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.21	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Keith Hall and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.22	Credit Agreement, dated March 11, 2009, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 11, 2009).
10.23	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (filed herewith).
10.24	Amendment No. 2 to Employment Agreement, dated as of July 21, 2009, by and between William Raney and the Registrant (filed herewith).
10.25	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (filed herewith).
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

**	Portions of this agreement have been omitted and filed separately with the secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

(B)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(C)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBECOMM SYSTEMS INC.

Date: September 14, 2009	By: /s/ DAVID E. HERSHBERG David E. Hershberg, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID E. HERSHBERG David E. Hershberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/14/09

/s/ ANDREW C. MELFI Andrew C. Melfi	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/14/09

/s/ KEITH A. HALL Keith A. Hall	President and Chief Operating Officer and Director	9/14/09

/s/ RICHARD E. CARUSO Richard E. Caruso	Director	9/14/09

/s/ HARRY L. HUTCHERSON Jr. Harry L. Hutcherson Jr.	Director	9/14/09

/s/ BRIAN T. MALONEY Brian T. Maloney	Director	9/14/09

/s/ JACK A. SHAW Jack A. Shaw	Director	9/14/09

/s/ A. ROBERT TOWBIN A. Robert Towbin	Director	9/14/09

/s/ C.J. WAYLAN C.J. Waylan	Director	9/14/09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, effective July 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Melville, New York
September 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
  Globecomm Systems Inc.

We have audited Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Globecomm Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of B.V. Mach 6 or Telaurus LLC, which are included in the 2009 consolidated financial statements of Globecomm Systems Inc. and constituted approximately $6.6 million and $0.4 million of total and net assets, respectively, as of June 30, 2009 and approximately $5.8 million of revenue, respectively, for the year then ended. Our audit of internal control over financial reporting of Globecomm Systems Inc. also did not include an evaluation of the internal control over financial reporting of B.V. Mach 6 and Telaurus LLC.

In our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globecomm Systems, Inc. as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009 and our report dated September 14, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Melville, New York
September 14, 2009

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	June 30,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$44,034	$51,399
Accounts receivable, net	45,438	52,106
Inventories	17,043	16,444
Prepaid expenses and other current assets	2,292	1,402
Deferred income taxes	1,058	1,017

Total current assets	109,865	122,368
Fixed assets, net	33,379	33,379
Goodwill	25,613	22,197
Intangibles, net	11,020	2,599
Deferred income taxes	10,214	11,496
Other assets	1,448	1,053

Total assets	$191,539	$193,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,468	$25,650
Deferred revenues	5,259	10,004
Accrued payroll and related fringe benefits	4,348	5,848
Other accrued expenses	3,146	1,759
Deferred liabilities	—	98

Total current liabilities	35,221	43,359
Other liabilities	924	957
Deferred income taxes	582	—
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2009 and 2008	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2009 and 2008; shares issued: 21,339,807 at June 30, 2009 and 20,695,466 at June 30, 2008	21	21
Additional paid-in capital	184,736	182,083
Accumulated deficit	(27,248)	(30,547)
Treasury stock, at cost, 465,351 shares in 2009 and 2008	(2,781)	(2,781)
Accumulated other comprehensive income	84	—

Total stockholders’ equity	154,812	148,776

Total liabilities and stockholders’ equity	$191,539	$193,092

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2009	2008	2007

Revenues from infrastructure solutions	$88,817	$133,634	$114,612
Revenues from services	81,344	62,891	36,133

Total revenues	170,161	196,525	150,745

Costs and operating expenses:
Costs from infrastructure solutions	73,877	106,699	92,197
Costs from services	60,995	47,739	29,052
Selling and marketing	12,985	10,873	8,376
Research and development	2,392	1,913	1,451
General and administrative	15,954	15,888	12,297

Total costs and operating expenses	166,203	183,112	143,373

Income from operations	3,958	13,413	7,372
Other income (expense):
Interest income	534	1,733	1,370
Interest expense	—	(285)	(205)

Income before income taxes	4,492	14,861	8,537
Provision (benefit) for income taxes	1,193	(12,158)	211

Net income	$3,299	$27,019	$8,326

Basic net income per common share	$0.16	$1.39	$0.53

Diluted net income per common share	$0.16	$1.34	$0.50

Weighted-average shares used in the calculation of
basic net income per common share	20,219	19,476	15,795

Weighted-average shares used in the calculation of
diluted net income per common share	20,507	20,140	16,672

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at June 30, 2006	15,661	$16	$135,673	$(65,892)	$—	465	$(2,781)	$67,016
Proceeds from exercise of stock options	1,002	1	6,436	—	—	—	—	6,437
Stock compensation expense	—	—	214	—	—	—	—	214
Grant of restricted shares	37	—	—	—	—	—	—	—
Proceeds from exercise of warrants	242	—	1,444	—	—	—	—	1,444
Tax benefit from stock compensation plan	—	—	76	—	—	—	—	76
Net income	—	—	—	8,326	—	—	—	8,326

Balance at June 30, 2007	16,942	17	143,843	(57,566)	—	465	(2,781)	83,513
Proceeds from exercise of stock options	168	—	976	—	—	—	—	976
Stock compensation expense	—	—	736	—	—	—	—	736
Grant of restricted shares	115	—	—	—	—	—	—	—
Proceeds from offering, net of issuance costs of $2,412	3,450	4	36,397	—	—	—	—	36,401
Proceeds from exercise of warrants	20	—	110	—	—	—	—	110
Tax benefit from stock compensation plan	—	—	21	—	—	—	—	21
Net income	—	—	—	27,019	—	—	—	27,019

Balance at June 30, 2008	20,695	21	182,083	(30,547)	—	465	(2,781)	148,776
Proceeds from exercise of stock options	78	—	339	—	—	—	—	339
Stock compensation expense	—	—	2,310	—	—	—	—	2,310
Grant of restricted shares	567	—	—	—	—	—	—	—
Tax benefit from stock compensation plan	—	—	4	—	—	—	—	4
Comprehensive income:
Net income	—	—	—	3,299	—	—	—	3,299
Gain from foreign currency translation	—	—	—	—	84	—	—	84

Total comprehensive income								3,383

Balance at June 30, 2009	21,340	$21	$184,736	$(27,248)	$84	465	$(2,781)	$154,812

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2009	2008	2007

Operating Activities:
Net income	$3,299	$27,019	$8,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,968	5,742	3,333
Provision for doubtful accounts	857	560	546
Deferred income taxes	1,077	(12,513)	22
Stock compensation expense	2,310	736	214
Tax benefit from stock compensation plan	4	21	76
Changes in operating assets and liabilities (net of impact of acquisitions):
Accounts receivable	9,644	(14,288)	(4,632)
Inventories	(25)	(150)	(2,795)
Prepaid expenses and other current assets	(734)	1,421	103
Other assets	(343)	(132)	58
Accounts payable	(6,513)	1,480	4,258
Deferred revenues	(4,790)	212	1,235
Accrued payroll and related fringe benefits	(1,860)	(189)	2,961
Other accrued expenses	248	(476)	30
Other liabilities	(131)	(236)	622

Net cash provided by operating activities	9,011	9,207	14,357

Investing Activities:
Purchases of fixed assets	(4,336)	(5,008)	(17,808)
Acquisition of businesses, net of cash received	(12,383)	—	(19,069)

Net cash used in investing activities	(16,719)	(5,008)	(36,877)

Financing Activities:
Proceeds from exercise of stock options	339	976	6,437
Proceeds from exercise of warrants	—	110	1,444
Proceeds from offering	—	36,401	—
Borrowings under acquisition loan	—	—	16,000
Repayments of debt	—	(15,845)	(315)

Net cash provided by financing activities	339	21,642	23,566

Effect of foreign currency translation on cash	4	—	—

Net (decrease) increase in cash and cash equivalents	(7,365)	25,841	1,046
Cash and cash equivalents at beginning of year	51,399	25,558	24,512

Cash and cash equivalents at end of year	$44,034	$51,399	$25,558

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$404	$86
Cash paid for income taxes	314	353	109

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1.	Organization and Description of Business

Globecomm Systems Inc. (“Globecomm”) was incorporated in the State of Delaware on August 17, 1994. The Company’s core business provides end-to-end, value-added satellite-based communications solutions. This business supplies infrastructure solutions for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company’s wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”) and Telaurus Communications LLC (“Telaurus”) provide satellite communication services capabilities.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GNSC, GSM, Cachendo, Mach 6 and Telaurus (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectability is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company’s standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company’s long-term complex production-type projects. Revenue is recognized on the Company’s standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customers’ contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.

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

Revenues from services consist of the access, hosted and lifecycle support service lines for a broad variety of communications applications. Service revenues are recognized ratably over the period in which services are provided. Payments received in advance of services are deferred until the period such services are provided and are presented as deferred revenues in the accompanying consolidated balance sheets.

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

Fair Value Measurements

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (“SFAS 123R”). SFAS 123R requires the measurement of stock-based compensation expense based on the fair value of the award at the date of the grant. Stock-based compensation expense is generally recognized over the vesting period.

The fair value of options granted under the Company’s 1997 and 2006 Plans was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2009, 2008 and 2007: weighted average risk-free interest rate of 1.6% (2009), 3.7% (2008) and 4.6% (2007), weighted average volatility factor of the expected market price of the Company’s common stock of .53 (2009), .52 (2008) and .57 (2007), no dividend yields and a weighted-average expected life of the options of four years.

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

The net carrying value of goodwill is approximately $25,613,000 and $22,197,000 at June 30, 2009 and 2008, respectively, which relates to the services reporting unit. The Company performs the goodwill

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Significant Accounting Policies (continued)

impairment test annually in the fourth quarter. No impairment was noted on the goodwill and indefinite life intangible assets at June 30, 2009 and 2008.

Intangibles subject to amortization consist of the following:

	June 30, 2009	June 30, 2008	Est. useful life
	(in thousands)

Customer relationships	$10,574	$3,000	8-18 years
Software	1,162	—	5 years
Contracts backlog	971	640	6-8 months
Covenant not to compete	125	60	3-4 years
Trademark	51	—	5 years

	12,883	3,700
Less accumulated amortization	1,863	1,101

Intangibles, net	$11,020	$2,599

Amortization expense of approximately $762,000, $875,000 and $226,000 was included in general and administrative expenses in the years ended June 30, 2009, 2008 and 2007, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows (in thousands):

2010	$1,275
2011	1,148
2012	1,147
2013	1,132
2014	1,107

Long-Lived Assets

For other than goodwill and indefinite life intangibles, when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment was noted on the long-lived assets at June 30, 2009 and 2008.

The Company evaluates the periods of amortization in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

Income Taxes

Deferred Tax Assets

Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) the Company regularly estimates the ability to recover deferred income taxes, and report such deferred tax

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

At June 30, 2009, the Company had a liability for unrecognized tax benefits of approximately $106,000 (if recognized in the future, would favorably impact the Company’s effective tax rate). The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At July 30, 2009 and June 30, 2008, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2006 through 2008 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statutes of limitation.

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

Comprehensive Income

Comprehensive income for the year ended June 30, 2009 of approximately $84,000 represents an unrealized foreign currency translation gain.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	Significant Accounting Policies (continued)

Subsequent Events

In the preparation of its consolidated financial statements, the Company considered subsequent events through September 14, 2009, which was the date the Company’s consolidated financial statements were issued.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations — revised (“SFAS 141R”). SFAS 141R provides additional guidance and standards for the acquisition method of accounting to be used for all business combinations. Changes for business combination transactions pursuant to SFAS 141R include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. SFAS 141R will be effective for all business combinations consummated beginning July 1, 2009. The adoption of SFAS 141R could have a material impact on the Company’s financial position and results of operations beginning July 1, 2009 if the Company completes acquisitions in the future.

3.	Acquisitions

On May 29, 2009, the Company, acting through its wholly owned subsidiary Telaurus LLC, acquired the entire business operations of Telaurus Communications LLC (the “Seller”), a privately owned company, including all of the issued stock of the Seller’s wholly-owned subsidiary Telaurus Communications Pte. Ltd., a company incorporated in Singapore.

Pursuant to the terms of the acquisition, the Company acquired the entire business operations of the Seller for a cash purchase price of $6.1 million (funded through the Company’s existing cash position). The Seller also is entitled to receive up to 335,000 shares of the Company’s common stock and up to 1,000,000 warrants to purchase shares of the Company’s common stock, subject to an earn-out based upon the acquired business achieving certain earnings milestones within twelve months following the closing.

Telaurus is a service provider concentrated in the maritime sector, government and satellite service providers. Telaurus employs approximately 28 staff and has recurring service revenues in the maritime marketplace. The acquisition of Telaurus provides the Company with further entry into the growing maritime market currently being served by the Company.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting, in accordance with SFAS 141, Business Combinations (“SFAS 141”), the assets and liabilities of Telaurus are recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangible assets of approximately $6,631,000 and is deductible for income tax purposes over 15 years.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

The purchase price allocation, which includes approximately $289,000 in transaction related costs, was as follows (in thousands):

Total current assets	$2,497
Fixed assets	158
Other assets	24
Goodwill	373
Customer relationships	5,025
Software	1,162
Covenant not to compete	44
Trademarks	27
Liabilities	(2,906)

Total Purchase Price	$6,404

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

The Company has accounted for the acquisition as a purchase under the purchase method of accounting, in accordance with SFAS 141, the assets and liabilities of Mach 6 are recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangible assets of approximately $5,897,000. Since this is a foreign entity, the goodwill and intangible assets are not deductible for income tax purposes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

The purchase price allocation, which includes approximately $289,000 in transaction related costs, was as follows (in thousands):

Total current assets	$1,933
Fixed assets	592
Other assets	72
Goodwill	2,972
Customer relationships	2,549
Contracts backlog	331
Covenant not to compete	21
Trademarks	24
Liabilities	(2,495)

Total Purchase Price	$5,999

In the year ended June 30, 2009, the services segment results of operations include four months (March through June) and one month (June 2009), for Mach 6 and Telarus, respectively, since the dates of acquisition.

On a proforma basis, had the Mach 6 and Telaurus acquisitions taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

The purchase price allocation, which includes approximately $677,000 in transaction related costs, was as follows (in thousands):

Total current assets	$5,848
Fixed assets	3,027
Other assets	19
Goodwill	14,993
Customer relationships	3,000
Contracts backlog	640
Covenant not to compete	60
Liabilities	(8,362)

Total Purchase Price	$19,225

The following unaudited pro forma information assumes that the acquisition of the GlobalSat Division occurred on July 1 of the year presented, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on the acquisition note, decrease in interest income due to use of cash to partially fund acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the date indicated or of the results that may occur in the future:

Year Ended
June 30,
2007
(in thousands)
(unaudited)

Revenues	$169,069

Net income	$8,736

Basic net income per common share	$0.55

Diluted net income per common share	$0.52

4.	Accounts Receivable

Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with infrastructure solutions contracts. At June 30, 2009 and 2008 there was approximately $1,130,000 and $3,277,000, respectively, billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheets. Based on the Company’s experience with similar contracts in recent years, billed receivables relating to long-term contracts are expected to be collected within one year.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	Inventories

Inventories consist of the following:

	June 30,	June 30,
	2009	2008
	(In thousands)

Raw materials and component parts	$797	$187
Work-in-progress	18,243	20,183

	19,040	20,370
Less progress payments	1,997	3,926

	$17,043	$16,444

6.	Fixed Assets

Fixed assets consist of the following:

	June 30,	June 30,
	2009	2008	Depreciable life
	(In thousands)

Land	$2,116	$2,116	—
Building and improvements	13,830	13,689	10-25 years
Computer equipment	4,904	4,427	3-5 years
Machinery and equipment	5,160	4,539	3-5 years
Network operations center	23,530	21,860	3-10 years
Satellite earth station equipment	14,966	13,136	10 years
Furniture and fixtures	1,879	1,829	5 years
Leasehold improvements	686	337	Shorter of lease term or estimated life

	67,071	61,933
Less accumulated depreciation and amortization	33,692	28,554

	$33,379	$33,379

Depreciation expense of approximately $5,206,000, $4,867,000 and $3,107,000 was included in the statements of operations in the years ended June 30, 2009, 2008 and 2007, respectively.

7.	Common Stock

Offering

During the year ended June 30, 2008, the Company completed an offering of equity securities totaling $38,812,500 in gross proceeds. The Company sold 3,450,000 shares of common stock at a price of $11.25 per share. Expenses incurred totaled approximately $2,412,000, of which approximately $2,135,000 represented underwriting discounts and commissions and approximately $277,000 represented other expenses which resulted in net proceeds of approximately $36,400,000. Stephens Inc. acted as a joint lead bookrunner in the offering. Because A. Robert Towbin serves on the Company’s Board of Directors and as an Executive Vice President and Managing Director of Stephens Inc., Stephens Inc. may be deemed to be an “affiliate” of Globecomm under Rule 2720 of the Conduct Rules of the National Association of Securities Dealers, Inc. Accordingly, the offering was made in compliance with the applicable provisions of

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Common Stock (continued)

Rule 2720, which require that the offering price of the common stock be no higher than that recommended by a “qualified independent underwriter,” as defined in Rule 2720.

8.	Stock Incentive and Stock Purchase Plans

On November 22, 2006, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 2006 Stock Incentive Plan (“2006 Plan”), which provides for grants of stock options or restricted stock awards to employees, directors and consultants of the Company for an aggregate of 850,000 shares of the Company’s common stock. At June 30, 2009 there were no shares available for grant under the 2006 Plan.

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

Employee options generally vest annually in equal installments over a four-year period and expire on the tenth anniversary of the date of grant. Director options granted upon initial election to the Board of Directors vest one third on the grant date and an additional one third on each of the next two succeeding anniversaries of the date of grant. Each additional annual grant vests immediately. All director options expire the earlier of ten years from the date of grant or one year from concluding service as a director of the Company. Restricted stock awards generally vest annually in equal installments over a three-year period. One restricted grant of 202,000 shares (granted in February 2009) vested one third on the grant date and an additional one third on each of the next two succeeding anniversaries of the date of grant.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Stock Incentive and Stock Purchase Plans (continued)

The following table summarizes the Company’s stock option activity (in thousands, except per share amounts):

	Years Ended June 30,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Balance, beginning of year	1,655	$8.38	1,863	$8.32	2,809	$7.55
Grants	76	5.57	58	13.08	94	10.86
Exercised	(78)	4.33	(168)	5.81	(1,002)	6.42
Canceled	(125)	8.78	(98)	14.36	(38)	7.52

Balance, end of year	1,528	8.42	1,655	8.38	1,863	8.32

Exercisable, end of year	1,437	$8.38	1,578	$8.24	1,782	$8.22

Weighted-average fair value options granted during the year		$2.43		$5.82		$5.26

The following table summarizes information about stock options outstanding at June 30, 2009 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$1.47 – $3.14	3	4.4	$1.80	3	$1.80
$3.35 – $5.16	437	4.1	3.93	427	3.91
$5.29 – $8.26	649	3.0	6.76	606	6.75
$8.31 – $12.88	201	2.7	10.77	186	10.81
$13.01 – $21.00	210	3.0	18.28	187	18.82
$24.88 – $28.00	28	0.6	26.73	28	26.73

	1,528	3.2	$8.42	1,437	$8.38

Restricted shares and restricted stock units granted under the 2006 Plan totaled 587,000 and 115,000 shares in the years ended June 30, 2009 and 2008, respectively. The weighted average grant date fair value of restricted shares and restricted stock units granted during the years ended June 30, 2009 and 2008 was $6.26 and $12.41. As of June 30, 2009 there was approximately $3,026,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2009 there was approximately $333,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years.

The Company has reserved approximately 2,074,000 shares of its common stock for issuance upon exercise of all available and outstanding options, warrants, and unvested restricted shares and restricted share units at June 30, 2009.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Stock Incentive and Stock Purchase Plans (continued)

On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan (“1999 Plan”). Pursuant to the 1999 Plan, 400,000 shares of the Company’s common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at the lesser of 85% of fair market value at date of grant or date of purchase through participation in the payroll-deduction based employee stock purchase plan. The Board of Directors suspended the 1999 Plan effective July 1, 2005 because of the impact on the Company’s operating results due to the adoption of SFAS 123R. At June 30, 2009, the number of remaining shares available for issuance under the 1999 Plan (if the Board of Directors were to lift the Plan suspension in the future) was 121,321.

9.	Basic and Diluted Net Income Per Common Share

The Company computes net income per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the years ended June 30, 2009, 2008 and 2007, excludes the effect of approximately 967,000, 450,000, and 430,000 stock options, warrants and unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

10.	Retirement Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. Effective January 1, 2009 the Company changed the matching contribution to a maximum of 4% of their compensation or $2,500 per employee per calendar year. The Company contributed approximately $667,000, $881,000, and $640,000 to the 401(k) plan during the years ended June 30, 2009, 2008 and 2007, respectively. In addition, the plan also provides for discretionary profit sharing contributions by the Company. There were no discretionary profit sharing contributions made by the Company during the years ended June 30, 2009, 2008 and 2007.

11.	Related Party Transactions

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

In August and September 2007, the Company completed an offering of equity securities totaling $38,812,500 in gross proceeds. The Company sold 3,450,000 shares of common stock at a price of $11.25 per share. Expenses incurred totaled approximately $2,412,000, of which approximately $2,135,000 represented underwriting discounts and commissions and approximately $277,000 represented other expenses which resulted in net proceeds of approximately $36,400,000. Stephens Inc. acted as a joint lead bookrunner in the offering. Because A. Robert Towbin serves on the Company’s Board of Directors and as an Executive Vice President and Managing Director of Stephens Inc., Stephens Inc. may be deemed to be an “affiliate” of Globecomm under Rule 2720 of the Conduct Rules of the National Association of Securities Dealers, Inc. Accordingly, the offering was made in compliance with the applicable provisions of Rule 2720, which require that the offering price of the common stock be no higher than that recommended by a “qualified independent underwriter,” as defined in Rule 2720.

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

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30,	June 30,
	2009	2008
	(In thousands)

Deferred tax assets:
Domestic net operating loss carryforwards	$15,276	$17,239
Foreign net operating loss carryforwards	87	—
Accruals and reserves	1,665	1,391
Write-down of investments	383	383
AMT tax credit	771	659
Research and development credit	416	—
Projects in progress	400	240

	18,998	19,912
Valuation allowance for deferred tax assets	(6,634)	(6,561)

	12,364	13,351
Deferred tax liabilities:
Depreciation and amortization	(1,674)	(838)

Net deferred tax assets	$10,690	$12,513

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	Income Taxes (continued)

During fiscal 2009, 2008 and 2007, the Company recorded a tax provision (benefit) of approximately $1,193,000, $(12,158,000), and $211,000 respectively. Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Years Ended June 30,
	2009	2008	2007
	(In thousands)

Current:
Federal	$113	$340	$189
State	3	15	22

	116	355	211
Deferred:
Federal	1,276	(11,680)	—
State	(35)	(833)	—
Foreign	(164)	—	—

	1,077	(12,513)	—

Total provision (benefit) for income taxes	$1,193	$(12,158)	$211

For the years ended June 30, 2009, 2008 and 2007, the valuation allowance increased (decreased) by approximately $73,000, $(19,905,000), and $(2,492,000), respectively.

For the year ended June 30, 2008, the Company’s deferred tax asset valuation allowance decreased by approximately $19,905,000 in response to positive evidence which developed during fiscal 2008 from the Company’s updated assessments as to the Company’s ability to realize benefits of its deferred tax assets, based primarily upon its expectations for future taxable income.

As of June 30, 2009, the deferred tax asset valuation allowance of approximately $6,634,000 relates to net operating losses related to excess stock based compensation expense deductions of approximately $6,251,000 and write-down of investments of approximately $383,000. If the remaining valuation allowance were to be reversed, approximately $6,251,000 would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee stock options. The remainder of the valuation allowance of approximately $383,000 would reduce income tax expense.

At June 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $40,752,000 and $1,012,000, respectively, which will expire at various dates beginning in 2020 through 2024, if not utilized.

At June 30, 2009, the Company also had federal alternative minimum tax credit carryforwards of approximately $771,000, which may be carried forward indefinitely.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	Income Taxes (continued)

The reconciliations of tax (benefit) provision computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax income are as follows:

	Years Ended June 30,
	2009	2008	2007

U.S. Federal statutory rate	35%	35%	34%
Research and development credit	(9)	—	—
Other	1	2	4
Change in valuation allowance	—	(119)	(36)

	27%	(82)%	2%

At June 30, 2009, the Company had a liability for unrecognized tax benefits of approximately $106,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended
June 30,
2009

Balance at beginning of year	$—
Additions based on tax positions taken during the current period	106

Balance at end of year	$106

13.	Segment Information

The Company operates through two business segments. Its infrastructure solutions segment, through Globecomm Systems Inc. is engaged in the design, assembly and installation of ground segment systems and networks. Its services segment, through GNSC, GSM, Cachendo, Mach 6 and Telaurus provides satellite communication services capabilities.

The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Segment Information (continued)

The following is the Company’s business segment information for the years ended June 30, 2009, 2008 and 2007 and as of June 30, 2009 and 2008:

	Years Ended June 30,
	2009	2008	2007
	(In thousands)

Revenues:
Infrastructure solutions	$89,122	$134,712	$114,642
Services	82,473	63,408	36,628
Intercompany eliminations	(1,434)	(1,595)	(525)

Total revenues	$170,161	$196,525	$150,745

Income from operations:
Infrastructure solutions	$(5,999)	$7,315	$4,790
Services	9,881	6,091	2,506
Interest income	534	1,733	1,370
Interest expense	—	(285)	(205)
Intercompany eliminations	76	7	76

Income before income taxes	$4,492	$14,861	$8,537

Depreciation and amortization:
Infrastructure solutions	$2,068	$2,027	$1,327
Services	3,946	3,761	2,065
Intercompany eliminations	(46)	(46)	(59)

Total depreciation and amortization	$5,968	$5,742	$3,333

	Years Ended June 30,
	2009	2008	2007
	(In thousands)

Expenditures for long-lived assets:
Infrastructure solutions	$1,022	$1,990	$8,875
Services	3,314	3,018	8,933

Total expenditures for long-lived assets	$4,336	$5,008	$17,808

	June 30,	June 30,
	2009	2008
	(In thousands)

Assets:
Infrastructure solutions	$191,677	$216,023
Services	72,544	46,358
Intercompany eliminations	(72,682)	(69,289)

Total assets	$191,539	$193,092

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Segment Information (continued)

At June 30, 2009, the Company had total assets of approximately $2,835,000 including cash and cash equivalents of approximately $309,000 and long lived assets of approximately $802,000 located in the Netherlands, associated with its wholly-owned subsidiary, Mach 6.

14.	Significant Customers and Concentrations of Credit Risk

The Company designs, assembles and installs infrastructure solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers’ financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company’s estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2009 and 2008, were approximately $1,043,000, and $834,000, respectively.

The Company’s consolidated revenues for the years ended June 30, 2009, 2008 and 2007 included: one customer which accounted for 12% of the Company’s consolidated revenue; one customer which accounted for 19% of the Company’s consolidated revenue; and two customers which accounted for 17% and 11% of the Company’s consolidated revenue, respectively.

Revenues earned from infrastructure solutions are attributed to the geographic location to which the equipment is shipped. Revenues earned from services are attributed to the geographic location in which the services are being provided. Revenues attributed to the United States for the years ended June 30, 2009, 2008 and 2007 were 51%, 52% and 48%. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2009	2008	2007

Africa	6%	5%	7%
North and South America	4%	3%	10%
Asia	9%	15%	4%
Europe	6%	4%	7%
Middle East	24%	21%	24%

	49%	48%	52%

The Company places its cash and cash equivalents with high quality financial institutions. Substantially all cash and cash equivalents are held in one financial institution at June 30, 2009 and 2008. Cash equivalents are comprised money market funds with portfolios of treasury notes or short-term debt instruments of direct or guaranteed obligations of the United States, which are held to maturity and approximate fair market value. Cash and cash equivalents is in excess of Federal Deposit Insurance Company insurance limits.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	Commitments and Contingencies

Line of Credit

On March 11, 2009, the Company entered into a committed secured credit facility with Citibank, N.A, which expires on March 9, 2010. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio, at the discretion of the Company, and are collateralized by a first priority security interest on all of the personal property of the Company. At June 30, 2009 applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at June 30, 2009. As of June 30, 2009, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility.

Lease Commitments

The Company currently leases satellite space segment services, office space, teleport services and other equipment under various operating leases, which expire in various years through 2015. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced.

Future minimum lease payments under non-cancelable operating leases with terms of one year or more consist of the following at June 30, 2009 (in thousands):

2010	$21,687
2011	8,367
2012	6,193
2013	4,561
2014	2,457
Thereafter	57

$43,322

Rent expense for satellite space segment services, office space, teleport services, and other equipment was approximately $21,091,000, $18,694,000 and $11,704,000 for years ended June 30, 2009, 2008 and 2007, respectively.

Employment Agreements

The Company has entered into employment agreements with certain executive officers. The Company will have certain obligations to these individuals if they are terminated. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement. The Board of Directors approved annual salaries for these individuals of an aggregate amount of approximately $2,230,000 for fiscal 2009.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	Quarterly Information (unaudited)

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2009.

	Three Months Ended,
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2009	2009	2008	2008	2008	2008	2007	2007
	(In thousands, except per share data)

Statement of Operations Data:
Revenues from infrastructure solutions	$24,548	$19,396	$21,334	$23,539	$40,428	$27,483	$38,925	$26,798
Revenues from services	24,687	19,198	18,643	18,816	16,016	15,809	15,522	15,544

Total revenues	49,235	38,594	39,977	42,355	56,444	43,292	54,447	42,342

Costs and operating expenses:
Costs from infrastructure solutions	20,630	15,938	17,009	20,300	32,692	21,388	31,435	21,184
Costs from services	18,219	14,386	14,185	14,205	12,428	12,178	12,027	11,106
Selling and marketing	3,765	2,891	3,216	3,113	3,163	2,457	2,728	2,525
Research and development	936	636	509	311	253	507	656	497
General and administrative	4,698	3,892	3,703	3,661	4,051	3,533	4,229	4,075

Total costs and operating expenses	48,248	37,743	38,622	41,590	52,587	40,063	51,075	39,387

Income from operations	987	851	1,355	765	3,857	3,229	3,372	2,955
Other income (expense):
Interest income	23	33	214	264	270	387	556	520
Interest expense	—	—	—	—	—	—	—	(285)

Income before income taxes	1,010	884	1,569	1,029	4,127	3,616	3,928	3,190
Provision (benefit) for income taxes	29	342	621	201	(12,726)	193	208	167

Net income	$981	$542	$948	$828	$16,853	$3,423	$3,720	$3,023

Basic net income per common share	$0.05	$0.03	$0.05	$0.04	$0.84	$0.17	$0.19	$0.17

Diluted net income per common share	$0.05	$0.03	$0.05	$0.04	$0.82	$0.17	$0.18	$0.16

Weighted-average shares used in the calculation of basic net income per common share	20,324	20,210	20,193	20,152	20,063	20,036	19,992	17,829

Weighted-average shares used in the calculation of diluted net income per common share	20,623	20,357	20,416	20,690	20,578	20,610	20,868	18,815

GLOBECOMM SYSTEMS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance at
	Beginning of					End of
Description	Period	Additions		Deductions		Period

Year ended June 30, 2009:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$834,000	$857,000		$(648,000	)(a)	$1,043,000
Valuation allowance on deferred tax assets	6,561,000	73,000	(b)	—		6,634,000

	$7,395,000	$930,000		$(648,000)		$7,677,000

Year ended June 30, 2008:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,113,000	$560,000		$(839,000	)(a)	$834,000
Valuation allowance on deferred tax assets	26,466,000	—		(19,905,000	)(b)	6,561,000

	$27,579,000	$560,000		$(20,744,000)		$7,395,000

Year ended June 30, 2007:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$825,000	$546,000		$(258,000	)(a)	$1,113,000
Valuation allowance on deferred tax assets	28,958,000	—		(2,492,000	)(b)	26,466,000

	$29,783,000	$546,000		$(2,750,000)		$27,579,000

(a)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

(b)	Increase (reduction) in valuation allowance for net deferred tax assets.

S-1

Index of Exhibits

Exhibit
No.

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2		See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).
10.1		Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2		The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.3		1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.4		Employment Agreement, dated as of October 9, 2001, by and between Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.5		Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.6		Employment Agreement, dated as of October 9, 2001, by and between Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.7		Employment Agreement, dated as of October 9, 2001, by and between Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.8		2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).
10.9		Asset Purchase Agreement, dated May 2, 2007, by and between the Registrant and Lyman Bros., Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).
10.10		Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10	.11**	Employment Agreement, dated as of April 23, 2007, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10	.12**	Amendment to Employment Agreement, dated as of April 1, 2008, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.13		Employment Agreement, dated as of June 30, 2008, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.14		Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.15		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

Exhibit
No.

10.16	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.17	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Stephen C. Yablonski and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.18	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Paul J. Johnson and the Registrant (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.19	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Paul Eterno and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.20	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.21	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Keith Hall and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.22	Credit Agreement, dated March 11, 2009, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 11, 2009).
10.23	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (filed herewith).
10.24	Amendment No. 2 to Employment Agreement, dated as of July 21, 2009, by and between William Raney and the Registrant (filed herewith).
10.25	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (filed herewith).
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

**	Portions of this agreement have been omitted and filed separately with the secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.