Form 10-Q
period 2009-09-30
GLOBECOMM SYSTEMS INC
filed 2009-11-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of November 5, 2009, there were 20,877,456 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,750	$44,034
Accounts receivable, net	37,870	45,438
Inventories	24,722	17,043
Prepaid expenses and other current assets	1,526	2,292
Deferred income taxes	1,058	1,058

Total current assets	114,926	109,865

Fixed assets, net	35,622	33,379
Goodwill	25,613	25,613
Intangibles, net	10,586	11,020
Deferred income taxes	9,553	10,214
Other assets	1,444	1,448

Total assets	$197,744	$191,539

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,007	$22,468
Deferred revenues	4,685	5,259
Accrued payroll and related fringe benefits	4,197	4,348
Other accrued expenses	3,954	3,146

Total current liabilities	39,843	35,221

Other liabilities	809	924
Deferred income taxes	582	582

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2009 and June 30, 2009	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 21,341,807 at September 30, 2009 and 21,339,807 at June 30, 2009	21	21
Additional paid-in capital	185,179	184,736
Accumulated deficit	(26,007)	(27,248)
Treasury stock, at cost, 465,351 shares at September 30, 2009 and June 30, 2009	(2,781)	(2,781)
Accumulated other comprehensive income	98	84

Total stockholders’ equity	156,510	154,812

Total liabilities and stockholders’ equity	$197,744	$191,539

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2009	2008

Revenues from infrastructure solutions	$19,068	$23,539
Revenues from services	28,608	18,816

Total revenues	47,676	42,355

Costs and operating expenses:

Costs from infrastructure solutions	15,795	20,300
Costs from services	20,602	14,205
Selling and marketing	3,202	3,113
Research and development	751	311
General and administrative	5,515	3,661

Total costs and operating expenses	45,865	41,590

Income from operations	1,811	765

Interest income	135	264

Income before income taxes	1,946	1,029

Provision for income taxes	705	201

Net income	$1,241	$828

Basic net income per common share	$0.06	$0.04

Diluted net income per common share	$0.06	$0.04

Weighted-average shares used in the calculation of basic net income per common share	20,363	20,152

Weighted-average shares used in the calculation of diluted net income per common share	20,788	20,690

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at June 30, 2009	21,340	$21	$184,736	$(27,248)	$84	465	$(2,781)	$154,812
Proceeds from exercise of stock options	2		11					11
Stock compensation expense			432					432
Comprehensive income:
Net income				1,241				1,241
Gain from foreign currency translation					14			14

Total comprehensive income								1,255

Balance at September 30, 2009	21,342	$21	$185,179	$(26,007)	$98	465	$(2,781)	$156,510

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2009	2008

Operating Activities:
Net income	$1,241	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,778	1,371
Provision for doubtful accounts	408	190
Deferred income taxes	661	188
Stock compensation expense	432	881
Tax benefit from stock compensation plan	—	1
Changes in operating assets and liabilities:
Accounts receivable	7,205	17,365
Inventories	(7,664)	(444)
Prepaid expenses and other current assets	776	(83)
Other assets	10	(13)
Accounts payable	4,499	(7,821)
Deferred revenue	(574)	(3,931)
Accrued payroll and related fringe benefits	(155)	(2,317)
Other accrued expenses	779	(34)
Other liabilities	(115)	(59)

Net cash provided by operating activities	9,281	6,122

Investing Activities:
Purchases of fixed assets	(3,582)	(964)

Net cash used in investing activities	(3,582)	(964)

Financing Activities:
Proceeds from exercise of stock options	11	55

Net cash provided by financing activities	11	55

Effect of foreign currency translation on cash	6	—

Net increase in cash and cash equivalents	5,716	5,213
Cash and cash equivalents at beginning of period	44,034	51,399

Cash and cash equivalents at end of period	$49,750	$56,612

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$77	$178
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)
1. Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010, or for any future period.
          The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2009 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 14, 2009.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”) and Melat Networks Inc. (“Melat”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Stock-Based Compensation
          Stock compensation expense was approximately $432,000 and $881,000 for the three months ended September 30, 2009 and 2008, respectively. The expense in the three months ended September 30, 2008 includes approximately $675,000 related to the accelerated vesting of the Company’s former President’s outstanding restricted stock awards due to his passing away on July 20, 2008. As of September 30, 2009, there was approximately $274,000 of unrecognized compensation cost related to unvested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years. As of September 30, 2009, there was approximately $2,630,000 of unrecognized compensation cost related to unvested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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
          The net carrying value of goodwill was approximately $25,613,000 at September 30, 2009 and June 30, 2009 which relates to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the three months ended September 30, 2009 that would indicate that goodwill and indefinite life intangible assets were impaired.
          Intangibles subject to amortization consisted of the following:

	September 30,	June 30,
	2009	2009	Est. useful life
	(In thousands)
Customer relationships	$10,574	$10,574	8-18 years
Software	1,162	1,162	5 years
Contracts backlog	971	971	6- 8 months
Covenant not to compete	125	125	3-4 years
Trademark	51	51	5 years

	12,883	12,883
Less accumulated amortization	2,297	1,863

Intangibles, net	$10,586	$11,020

          Amortization expense of approximately $434,000 and $99,000 was included in general and administrative expenses in the three months ended September 30, 2009, and 2008, respectively.
          Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2010	$841
2011	1,148
2012	1,147
2013	1,132
2014	1,107
Income Taxes
          Deferred Tax Assets
          The Company regularly estimates the ability to recover deferred income taxes, reports such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and estimates income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, a valuation allowance must be provided based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, and available tax planning strategies.
          Uncertainty in Tax Positions
          The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit, based on its technical merits. At September 30, 2009, the Company had a liability for unrecognized tax benefits of approximately $106,000 which if recognized in the future, would favorably impact the Company’s effective tax rate. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At September 30, 2009 and June 30, 2009, the Company had not accrued any amounts for the potential payment of penalties and interest.
          The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2006 through 2008 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statutes of limitation.
Comprehensive Income
          Comprehensive income for the three months ended September 30, 2009 of approximately $1,255,000 includes a foreign currency translation gain of approximately $14,000.
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
Subsequent Events
          In the preparation of its consolidated financial statements, the Company considered subsequent events through November 9, 2009, which was the date the Company’s consolidated financial statements were issued.
Recent Accounting Pronouncements
          On July 1, 2009 the Company adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement did not have a material impact on our financial position and results of operations in the three months ended September 30, 2009, but could have a material impact on our financial position and results of operations depending on the nature of any future acquisitions.
          The Company adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.

2. Basic and Diluted Net Income Per Common Share
          Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2009 and 2008, excludes the effect of approximately 608,000 and 590,000 stock options and unvested restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
3. Inventories
          Inventories consist of the following:

	September 30,	June 30,
	2009	2009
	(Unaudited)
	(In thousands)
Raw materials and component parts	$740	$797
Work-in-progress	25,346	18,243

	26,086	19,040
Less progress payments	1,364	1,997

	$24,722	$17,043

4. Segment Information
          The Company operates through two business segments. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus and Melat, provides satellite communication services capabilities.
          The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

4. Segment Information (continued)
          The following is the Company’s business segment information for the three months ended September 30, 2009 and 2008 and as of September 30, 2009 and June 30, 2009:

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Revenues:
Infrastructure solutions	$19,674	$23,576
Services	29,573	19,021
Intercompany eliminations	(1,571)	(242)

Total revenues	$47,676	$42,355

Income (loss) from operations:
Infrastructure solutions	$(1,569)	$(1,638)
Services	3,436	2,392
Interest income	135	264
Intercompany eliminations	(56)	11

Income before income taxes	$1,946	$1,029

Depreciation and amortization:
Infrastructure solutions	$484	$508
Services	1,303	874
Intercompany eliminations	(9)	(11)

Total depreciation and amortization	$1,778	$1,371

Expenditures for long-lived assets:
Infrastructure solutions	$292	$408
Services	3,290	556

Total expenditures for long-lived assets	$3,582	$964

	September 30,
	2009	June 30,
	(Unaudited)	2009
	(In thousands)
Assets:
Infrastructure solutions	$201,463	$191,677
Services	80,821	72,544
Intercompany eliminations	(84,540)	(72,682)

Total assets	$197,744	$191,539

5. Line of Credit
          On March 11, 2009, the Company entered into a committed secured credit facility with Citibank, N.A, which expires on March 9, 2010. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a)

$30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio, at the discretion of the Company, and are collateralized by a first priority security interest on all of the personal property of the Company. At September 30, 2009 the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at September 30, 2009. As of September 30, 2009, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $9.3 million, which were applied against and reduced the amounts available under the credit facility.
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
Overview
          Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from government and government related entities (“government marketplace”) and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts, which directly impact our military-related sector business.
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
          Since our products and services are often sold into areas of the world which do not have fiber optic land-based networks, a substantial portion of our revenue is derived from, and is expected to continue to be derived from, developing countries. These countries carry with them more enhanced risks of doing business than in developed areas of the world, including the possibility of armed conflicts or the risk that more advanced land-based telecommunications will be implemented over time, and less developed legal protection for intellectual property.
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
          Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract, administrative functions and amortization of intangible assets.
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
Revenue Recognition
          We recognize revenue in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectability is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing, which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.
          We recognize revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones for our non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customer’s satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customer’s ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventories balance.
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
Goodwill and Other Intangible Assets Impairment
          Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the three months ended September 30, 2009 that resulted in any goodwill and other intangible assets impairment.
Deferred tax assets
          We regularly estimate our ability to recover deferred income taxes, report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.
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
          At September 30, 2009, we had a liability for unrecognized tax benefits of approximately $106,000 which if recognized in the future, would favorably impact our effective tax rate. We record both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At September 30, 2009 and June 30, 2009 we had not accrued any amounts for the potential payment of penalties and interest.
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
          As of September 30, 2009, there was approximately $274,000 of unrecognized compensation cost related to unvested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years. As of September 30, 2009, there was approximately $2,630,000 of unrecognized compensation cost related to unvested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 1.8 years.
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
Recent Accounting Pronouncements
          On July 1, 2009 we adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement did not have a material impact on our financial position and results of operations in the three months ended September 30, 2009, but could have a material impact on our financial position and results of operation depending on the nature of any future acquisitions.

          We adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.
Results of Operations
Three Months Ended September 30, 2009 and 2008
Our consolidated results of operations for the three months ended September 30, 2009 include results of Mach 6 and Telaurus since these acquisitions took place on February 27, 2009 and May 29, 2009, respectively.
          Revenues from Infrastructure Solutions. Revenues from infrastructure solutions decreased by $4.5 million, or 19.0%, to $19.1 million for the three months ended September 30, 2009 from $23.5 million for the three months ended September 30, 2008. The decrease in revenues was primarily driven by a decline in bookings of contract orders due to the global economic slowdown, which resulted in government and commercial customers and prospects delaying or cancelling projects which affected, in particular, pre-engineered systems. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the fiscal year ended June 30, 2009.
          Revenues from Services. Revenues from services increased by $9.8 million, or 52.0%, to $28.6 million for the three months ended September 30, 2009 from $18.8 million for the three months ended September 30, 2008. The increase in revenues was primarily due to an increase in access service offering primarily due to the government marketplace along with $8.2 million of revenue from Mach 6 and Telaurus.
          Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $4.5 million, or 22.2%, to $15.8 million for the three months ended September 30, 2009 from $20.3 million for the three months ended September 30, 2008. The gross margin from infrastructure solutions increased to 17.2% for the three months ended September 30, 2009 compared to 13.8% for the three months ended September 30, 2008. The increase in gross margin was mainly attributable to sales with two commercial customers with lower than normal margins in the three months ended September 30, 2008.
          Costs from Services. Costs from services increased by $6.4 million, or 45.0%, to $20.6 million for the three months ended September 30, 2009 from $14.2 million for the three months ended September 30, 2008. Gross margin for services increased to 28.0% for the three months ended September 30, 2009, compared to 24.5% for the three months ended September 30, 2008. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace, along with a large equipment shipment at a lower than normal margin in the three months ended September 30, 2008. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.
          Selling and Marketing. Selling and marketing expenses increased by $0.1 million, or 2.9%, to $3.2 million for the three months ended September 30, 2009 from $3.1 million for the three months ended September 30, 2008. The increase was a result of marketing expenses of $0.6 million incurred at Mach 6 and Telaurus, partially offset by a decrease in salary and salary-related expenses due to cost savings initiatives.
          Research and Development. Research and development expenses increased by $0.4 million, or 141.5%, to $0.8 million for the three months ended September 30, 2009 from $0.3 million for the three months ended September 30, 2008. The increase was principally due to costs associated with expanding X and Ka band product capabilities, along with research and development costs of $0.2 million at Telaurus.
          General and Administrative. General and administrative expenses increased by $1.9 million, or 50.6%, to $5.5 million for the three months ended September 30, 2009 from $3.7 million for the three months ended September 30, 2008. The increase was a result of $1.3 million of general and administrative expenses incurred at Mach 6 and Telaurus (inclusive of $0.3 million of amortization of intangibles related to these acquisitions) an increase in the accrual for the Company’s pay for performance plan based on current results of operations, and an increase in bad debt expense; partially offset by a decrease in stock compensation expense primarily due to inclusion in our results for the three months ended September 30, 2008 the accelerated vesting of the restricted stock of our former President, who passed away on July 20, 2008. This additional stock compensation expense in the three months ended September 30, 2008 was partially offset by life insurance proceeds received by the Company, included as a reduction in general and administrative expenses, and a reduction in the tax expense for the non-taxable insurance proceeds.
          Interest Income. Interest income decreased by $0.1 million, or 48.9%, to $0.1 million for the three months ended September 30, 2009 from $0.3 million for the three months ended September 30, 2008, as a result of a decrease in interest rates. Beginning in November 2008, in order to reduce our investment risk, we transferred our excess cash into money market funds with portfolios in treasury notes which earn lower rates than our previous investment vehicles. In August 2009, our excess cash was transferred out of money market funds with portfolios in treasury notes to an account with a financial institution bearing a higher interest rate.
          Provision for income taxes. Provision for income taxes increased by $0.5 million to $0.7 million for the three months ended September 30, 2009 from $0.2 million for the three months ended September 30, 2008, as a result of the increase in income before income taxes and an increase in our effective rate to 36% from 20%. The effective rate for the three months ended September 30, 2008 includes a discrete tax benefit associated with non-taxable life insurance proceeds due to the passing of our former President.
Liquidity and Capital Resources
          At September 30, 2009, we had working capital of $75.1 million, including cash and cash equivalents of $49.8 million, net accounts receivable of $37.9 million, inventories of $24.7 million, prepaid expenses and other current assets of $1.5 million, current deferred income taxes of $1.1 million, offset by $27.0 million in accounts payable, $4.7 million in deferred revenues, $4.2 million in accrued payroll and related fringe benefits, and $4.0 million in accrued expenses and other current liabilities.
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
          Net cash provided by operating activities during the three months ended September 30, 2009 was $9.3 million, which primarily related to a decrease in accounts receivable of $7.2 million due to the timing of billings and collections from customers, an increase in accounts payable of $4.5 million due to the increase in inventories and timing of payments to vendors, a non-cash item representing depreciation and amortization expense of $1.8 million primarily related to depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to the acquisitions, and net income of $1.2 million, partially offset by an increase in inventories of $7.7 million due to timing of shipments and purchases of equipment for milestones to be reached in future periods.
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
          Net cash used in investing activities during the three months ended September 30, 2009 was $3.6 million, which related to the purchase of equipment for the hosted cellular service offering.
          Net cash used in investing activities during the three months ended September 30, 2008 was $1.0 million, which related to the purchase of network operations center and teleport assets.

          Net cash provided by financing activities during the three months ended September 30, 2009 and 2008 of $11,000 and $55,000, respectively, related to proceeds from the exercise of stock options.
          On March 11, 2009, we entered into a committed secured credit facility with Citibank, N.A, which expires on March 9, 2010. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two terms loans, each having a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio, at our discretion, and are collateralized by a first priority security interest on all of personal property. At September 30, 2009 the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at September 30, 2009. As of September 30, 2009, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $9.3 million, which were applied against and reduced the amounts available under the credit facility.
          We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through the fiscal year ending June 30, 2015. Future minimum lease payments due on these leases through September 30, 2010 are approximately $17.8 million.
          At September 30, 2009, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
					More
Contractual		Less than 1			than 5
Obligations	Total	year	1-3 years	4-5 years	years
Operating leases	$37,692	$17,819	$13,955	$5,918	$—

Total contractual cash obligations	$37,692	$17,819	$13,955	$5,918	$—

		Amount of Commitment Expiration Per Period
	Total				More
Other Commercial	Amounts	Less than 1	1-3	4-5	Than 5
Commitments	Committed	year	years	years	years
Standby letters of credit	$9,317	$4,678	$4,163	$476	$—

Total commercial commitments	$9,317	$4,678	$4,163	$476	$—

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

          Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2010. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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
          Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At September 30, 2009, we had no significant outstanding foreign exchange contracts.
          Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
          For several years prior to 2008, the U.S. and global economies had been growing and our revenues and profits had increased as our customers increased their spending on telecommunications equipment and systems. However, recent adverse conditions as a consequence of the worldwide financial and economic crisis have negatively impacted the global economy and nearly all businesses, including ours, are facing uncertain economic environments. Our business has been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three months ended September 30, 2009 our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in the recent past.
A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.
          We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.
We derive a substantial portion of our revenues from the government marketplace, and a downturn in this marketplace would adversely affect us.
          In the three months ended September 30, 2009, we derived 64% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.
          There are a number of other risks associated with the government marketplace; specifically purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us which can lead to increased costs, delays and possible loss of contracts. In particular, the current government involvement in supporting various financial institutions and mounting government deficits will likely result in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate.
Risks associated with operating in international markets, including areas of conflict, could restrict our ability to expand globally and harm our business and prospects.

          We market and sell a substantial portion of our products and services internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future, including revenues from our Mach 6 and Telaurus acquisitions with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:
•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our products and services to customers;

•	difficulties in collecting accounts receivable;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the International Emergency Economic Powers Act or similar legislation;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	complex foreign laws and treaties could affect our ability to compete; and

•	potentially adverse taxes could affect our results of operations.
          These and other risks could impede our ability to manage our international operations effectively, limit the future growth and profitability of our business, increase our costs and require significant management attention.
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
          GNSC’s, GSM’s, Cachendo’s, Mach 6’s, and Telaurus’s future revenues and results of operations are dependent on the development of the market for their current and future services. In the three months ended September 30, 2009, services revenues were 60% of total revenue, compared to 44% for the three months ended September 30, 2008. In fiscal 2009, services revenues increased to 48% of total revenues compared to 32% and

24% in fiscal 2008 and 2007, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.
In the event of a catastrophic loss affecting our operations in Hauppauge, New York or Laurel, Maryland, our results of operations would be harmed.
          GNSC’s revenues and results of operations are dependent on the infrastructure of the network operations center and the Kenneth A. Miller International Teleport at our headquarters in Hauppauge, New York. Similarly, GSM’s revenues and results of operations are dependent on the infrastructure of the network operations center and teleport at our Laurel, Maryland facility. A catastrophic event to either of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring a majority of the services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.
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
          In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, like Ascent Media, Globecast, and Convergent Media Systems. In addition, in our services segment we may compete with other communications service providers like Segovia and satellite owners like SES Americom, Intelsat and Verizon. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.
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
          We have made several recent acquisitions and intend to continue pursuing acquisitions of investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses or in-process research and development charges related to intangibles assets. Acquisitions involve numerous risks, including:

•	failure of the acquisition or investment to meet the expectations upon which we made a decision to proceed;

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;
•	diversion of management’s attention from other business concerns;

•	substantial transaction costs;

•	the potential of significant goodwill and intangibles write-offs in the future in the event that an acquisition does not meet expectations;

•	increased expenses associated with the acquisition; and

•	loss of key employees, customers or suppliers of any acquired business.
          We cannot assure you that any acquisition or strategic investments will be successful and will not adversely affect our business, results of operations or financial condition.
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
          We have filed applications for trademark registration of Globecomm and GSI, Telaurus and Mach 6 in the United States and various other countries, and have been granted registrations for some of these terms in the United States, Europe and Russia. We have various other trademarks and service marks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.
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
          From October 1, 2008 through September 30, 2009, our stock price ranged from a low of $3.96 per share to a high of $8.90 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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
Operations and Use of Satellites
          We are subject to various federal and foreign laws and regulations, which may have negative effects on our business. We operate FCC licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended (the “FCC Act”), and the rules and regulations of the FCC, and a teleport in Amsterdam, The Netherlands, subject to the rules and regulations of the Dutch government. We cannot guarantee that the FCC or the Dutch government will grant renewals when our existing licenses expire, nor can there be any assurance that the FCC or the Dutch government will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.
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
Regulation of the Internet
          Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, including but not limited to privacy regulations in numerous European countries and content restrictions in countries such as the People’s Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, court jurisdiction and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, the laws do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace, which could reduce demand for our products and services, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

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
          Broadband Internet access services provided by telephone companies are currently classified as Information Services under the FCC Act and are therefore not considered a telecommunications service subject to payment of access charges to local telephone companies in the United States. Should this situation change or other charges be imposed, the increased cost to our customers who use telephone-company provided facilities to connect with our satellite facilities could discourage the demand for our services. Likewise, the demand for our services in other countries could be affected by the availability and cost of local telephone or other telecommunications services required to connect with our facilities in those countries.
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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: November 9, 2009	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	/s/ ANDREW C. MELFI
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