Form 10-Q
period 2009-12-31
GLOBECOMM SYSTEMS INC
filed 2010-02-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of February 5, 2010, there were 21,308,673 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,694	$44,034
Accounts receivable, net	38,849	45,438
Inventories	25,001	17,043
Prepaid expenses and other current assets	2,149	2,292
Deferred income taxes	1,058	1,058

Total current assets	116,751	109,865

Fixed assets, net	36,552	33,379
Goodwill	26,728	25,613
Intangibles, net	10,317	11,020
Deferred income taxes	8,749	10,214
Other assets	1,444	1,448

Total assets	$200,541	$191,539

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,419	$22,468
Deferred revenues	7,012	5,259
Accrued payroll and related fringe benefits	3,870	4,348
Other accrued expenses	5,313	3,146

Total current liabilities	40,614	35,221

Other liabilities	784	924
Deferred income taxes	582	582

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2009 and June 30, 2009	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 21,667,307 at December 31, 2009 and 21,339,807 at June 30, 2009	21	21
Additional paid-in capital	185,827	184,736
Accumulated deficit	(24,606)	(27,248)
Treasury stock, at cost, 465,351 shares at December 31, 2009 and June 30, 2009	(2,781)	(2,781)
Accumulated other comprehensive income	100	84

Total stockholders’ equity	158,561	154,812

Total liabilities and stockholders’ equity	$200,541	$191,539

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Revenues from infrastructure solutions	$23,512	$21,334	$42,580	$44,873
Revenues from services	33,570	18,643	62,178	37,459

Total revenues	57,082	39,977	104,758	82,332

Costs and operating expenses:
Costs from infrastructure solutions	19,838	17,009	35,633	37,309
Costs from services	25,483	14,185	46,085	28,390
Selling and marketing	3,671	3,216	6,873	6,329
Research and development	762	509	1,513	820
General and administrative	5,216	3,703	10,731	7,364

Total costs and operating expenses	54,970	38,622	100,835	80,212

Income from operations	2,112	1,355	3,923	2,120

Interest income	133	214	268	478

Income before income taxes	2,245	1,569	4,191	2,598

Provision for income taxes	844	621	1,549	822

Net income	$1,401	$948	$2,642	$1,776

Basic net income per common share	$0.07	$0.05	$0.13	$0.09

Diluted net income per common share	$0.07	$0.05	$0.13	$0.09

Weighted-average shares used in the calculation of basic net income per common share	20,437	20,193	20,400	20,172

Weighted-average shares used in the calculation of diluted net income per common share	20,840	20,416	20,812	20,568

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at June 30, 2009	21,340	$21	$184,736	$(27,248)	$84	465	$(2,781)	$154,812
Proceeds from exercise of stock options	6		27					27
Stock compensation expense			1,064					1,064
Grant of restricted shares	321
Comprehensive income:
Net income				2,642				2,642
Foreign currency translation					16			16

Total comprehensive income								2,658

Balance at December 31, 2009	21,667	$21	$185,827	$(24,606)	$100	465	$(2,781)	$158,561

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2009	2008
Operating Activities:
Net income	$2,642	$1,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,421	2,747
Provision for doubtful accounts	803	522
Deferred income taxes	1,465	778
Stock compensation expense	1,064	1,220
Tax benefit from stock compensation plan	—	1
Changes in operating assets and liabilities:
Accounts receivable	5,806	13,987
Inventories	(7,945)	(3,861)
Prepaid expenses and other current assets	163	(542)
Other assets	8	(70)
Accounts payable	1,912	(5,683)
Deferred revenue	1,753	(2,715)
Accrued payroll and related fringe benefits	(480)	(1,476)
Other accrued expenses	1,036	241
Other liabilities	(140)	(152)

Net cash provided by operating activities	11,508	6,773

Investing Activities:
Purchases of fixed assets	(5,883)	(1,635)

Net cash used in investing activities	(5,883)	(1,635)

Financing Activities:
Proceeds from exercise of stock options	27	55

Net cash provided by financing activities	27	55

Effect of foreign currency translation on cash	8	—

Net increase in cash and cash equivalents	5,660	5,193
Cash and cash equivalents at beginning of period	44,034	51,399

Cash and cash equivalents at end of period	$49,694	$56,592

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$272	$178
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010, or for any future period.
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
Revenue Recognition
     The Company recognizes revenue in for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company’s standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company’s long-term complex production-type projects. Revenue is recognized on the Company’s standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the system, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the system. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.
     The Company recognizes revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones for its non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customer’s satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customer’s ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventory balances in the accompanying consolidated balance sheets.
     Contract costs generally include purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Anticipated contracted losses are recognized, as they become known.
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
Stock-Based Compensation
     Stock compensation expense was approximately $632,000 and $1,064,000 for the three and six months ended December 31, 2009, respectively. Stock compensation expense was approximately $339,000 and $1,220,000 for the three and six months ended December 31, 2008, respectively. The expense in the six months ended December 31, 2008 includes approximately $675,000 related to the accelerated vesting of the Company’s former President’s outstanding restricted stock awards due to his passing away on July 20, 2008. As of December 31, 2009, there was approximately $235,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2009, there was approximately $4,629,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.3 years.

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
     The net carrying value of goodwill was approximately $26,728,000 and $25,613,000 at December 31, 2009 and June 30, 2009, respectively, which relates to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There were no events in the six months ended December 31, 2009 that would have indicated that goodwill and indefinite life intangible assets were impaired. During the three months ended December 31, 2009, the Company recorded additional goodwill of approximately $1,115,000 related to the issuance of common shares and cash on January 22, 2010 to the former owners of Telaurus, as the first milestone of the earn-out provision under the terms of the purchase agreement was achieved.
     Intangibles subject to amortization consist of the following:

	December 31,	June 30,
	2009	2009	Est. useful life
	(In thousands)
Customer relationships	$10,574	$10,574	8-18 years
Software	1,162	1,162	5 years
Contracts backlog	971	971	6- 8 months
Covenant not to compete	125	125	3-4 years
Trademark	51	51	5 years

	12,883	12,883
Less accumulated amortization	2,566	1,863

Intangibles, net	$10,317	$11,020

     Amortization expense of approximately $269,000 and $703,000 was included in general and administrative expenses in the three and six months ended December 31, 2009, respectively. Amortization expense of $99,000 and $197,000 was included in general and administrative expenses in the three and six months ended December 31, 2008, respectively.
     Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2010	$584
2011	1,148
2012	1,147
2013	1,132
2014	1,107
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
     Uncertainty in Tax Positions
     The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit, based on its technical merits. At December 31, 2009, the Company had a liability for unrecognized tax benefits of approximately $106,000 which if recognized in the future, would favorably impact the Company’s effective tax rate. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At December 31, 2009 and June 30, 2009, the Company had not accrued any amounts for the potential payment of penalties and interest.
     The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2006 through 2008 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statutes of limitation.
Comprehensive Income
     Comprehensive income for the three and six months ended December 31, 2009 of approximately $1,403,000 and $2,658,000 includes a foreign currency translation gain of approximately $2,000 and $16,000, respectively.
Product Warranties
     The Company offers warranties on its contracts, the specific terms and conditions of which vary depending upon the contract and work performed. Generally, a basic limited warranty, including parts and labor, is provided to customers for one year. The Company can recoup certain of these costs through product warranties it holds with its original equipment manufacturers, which typically have terms of one year. Historically, warranty expense has been minimal, however, management periodically assesses the need for any additional warranty reserve.
Subsequent Events
     In the preparation of its consolidated financial statements, the Company considered subsequent events through February 9, 2010, which was the date the Company’s consolidated financial statements were issued.
     In January 2010, the Company entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros (approximately $3.3 million) to cover specific purchase commitments for an infrastructure program.
Recent Accounting Pronouncements
     On July 1, 2009 the Company adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement did not have a material impact on our financial position and results of operations in the six months ended December 31, 2009, but could have a material impact on our financial position and results of operations depending on the nature of any future acquisitions.
     The Company adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year 2011); early application is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.
2. Basic and Diluted Net Income Per Common Share
     Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2009 excludes the effect of approximately 791,000 stock options and restricted shares in the calculation of the incremental common shares, as their effect would have been anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2008 excludes the effect of approximately 1,308,000 and 771,000 stock options and restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
3. Inventories
     Inventories consist of the following:

	December 31,
	2009	June 30,
	(Unaudited)	2009
	(In thousands)
Raw materials and component parts	$711	$797
Work-in-progress	25,601	18,243

	26,312	19,040
Less progress payments	1,311	1,997

	$25,001	$17,043

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

     The following is the Company’s business segment information for the three and six months ended December 31, 2009 and 2008 and as of December 31, 2009 and June 30, 2009:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)
Revenues:
Infrastructure solutions	$23,670	$21,420	$43,344	$44,996
Services	37,423	19,045	66,996	38,066
Intercompany eliminations	(4,011)	(488)	(5,582)	(730)

Total revenues	$57,082	$39,977	$104,758	$82,332

Income (loss) from operations:
Infrastructure solutions	$(1,370)	$(892)	$(2,939)	$(2,530)
Services	3,481	2,245	6,917	4,637
Interest income	133	214	268	478
Intercompany eliminations	1	2	(55)	13

Income before income taxes	$2,245	$1,569	$4,191	$2,598

Depreciation and amortization:
Infrastructure solutions	$483	$508	$967	$1,016
Services	1,168	880	2,471	1,754
Intercompany eliminations	(8)	(12)	(17)	(23)

Total depreciation and amortization	$1,643	$1,376	$3,421	$2,747

Expenditures for long-lived assets:
Infrastructure solutions	$250	$131	$542	$539
Services	2,051	540	5,341	1,096

Total expenditures for long-lived assets	$2,301	$671	$5,883	$1,635

	December 31,
	2009	June 30,
	(Unaudited)	2009
	(In thousands)
Assets:
Infrastructure solutions	$193,543	$191,677
Services	82,005	72,544
Intercompany eliminations	(75,007)	(72,682)

Total assets	$200,541	$191,539

5. Line of Credit
     On March 11, 2009, the Company entered into a committed secured credit facility with Citibank, N.A, which expires on March 9, 2010. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At December 31, 2009 the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at December 31, 2009. As of December 31, 2009, no borrowings were outstanding under this credit facility; however, there were standby letters of credit of approximately $10.8 million, which were applied against and reduced the amounts available under the credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and the impact on our customer or potential customers from the current worldwide economic issues. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
     The products and services we offer include: pre-engineered systems, systems design and integration services, access, hosted, and lifecycle support services. To provide these products and services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises and media and content broadcasters.
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
Revenue Recognition
     We recognize revenue for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectibility is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.
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
Goodwill and Other Intangible Assets Impairment
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the six months ended December 31, 2009 that resulted in any goodwill and other intangible assets impairment.
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
     At December 31, 2009, we had a liability for unrecognized tax benefits of approximately $106,000 which if recognized in the future, would favorably impact our effective tax rate. We record both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At December 31, 2009 and June 30, 2009 we had not accrued any amounts for the potential payment of penalties and interest.
Stock-Based Compensation
     Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our consolidated financial statements.
     As of December 31, 2009, there was approximately $235,000 of unrecognized compensation cost related to unvested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2009, there was approximately $4,629,000 of unrecognized compensation cost related to unvested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.3 years.
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
Recent Accounting Pronouncements
     On July 1, 2009 we adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement did not have a material impact on our financial position and results of operations in the six months ended December 31, 2009, but could have a material impact on our financial position and results of operation depending on the nature of any future acquisitions.
     We adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 is effective for us, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; early application is permitted. We are currently evaluating the impact of adopting ASU 2009-13 on its financial statements.
Results of Operations
Three and Six Months Ended December 31, 2009 and 2008
     Our consolidated results of operations for the three and six months ended December 31, 2009 include results of Mach 6 and Telaurus. These acquisitions took place on February 27, 2009 and May 29, 2009, respectively, and were not included in the corresponding periods in fiscal 2009.
     Revenues from Infrastructure Solutions. Revenues increased by $2.2 million, or 10.2%, to $23.5 million for the three months ended December 31, 2009 and decreased by $2.3 million, or 5.1%, to $42.6 million for the six months ended December 31, 2009 compared to $21.3 million and $44.9 million for the three and six months ended December 31, 2008, respectively. The increase in revenue for the three months ended December 31, 2009 was due to the timing of revenue milestones reached in the system design and integration offering. The decrease in revenues in the six months ended December 31, 2009 was primarily driven by a decline in bookings of contract orders due to the global economic slowdown, which resulted in government and commercial customers and prospects delaying or cancelling projects which, in particular affected pre-engineered systems. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings and revenue will meet or exceed levels experienced in the fiscal year ended June 30, 2009.
     Revenues from Services. Revenues increased by $14.9 million, or 80.1%, to $33.6 million for the three months ended December 31, 2009 and increased by $24.7 million, or 66.0%, to $62.2 million for the six months ended December 31, 2009 compared to $18.6 million and $37.5 million for the three and six months ended December 31, 2008, respectively. The increase in revenues for the three and six months ended December 31, 2009 was due to $8.3 million and $16.5 million, respectively, of revenue from Mach 6 and Telaurus along with an increase in our access service offering primarily in the government marketplace.
     Costs from Infrastructure Solutions. Costs from infrastructure solutions increased by $2.8 million, or 16.6%, to $19.8 million for the three months ended December 31, 2009 and decreased by $1.7 million, or 4.5%, to $35.6 million for the six months ended December 31, 2009 compared to $17.0 million and $37.3 million for the three and six months ended December 31, 2008, respectively. The gross margin decreased to 15.6% in the three months ended December 31, 2009 and decreased to 16.3% for the six months ended December 31, 2009 compared to 20.3% and 16.9% for the three and six months ended December 31, 2008, respectively. This decrease in gross margin in the three and six months ended December 31, 2009 was mainly attributable to a decrease in sales in the higher margin pre-engineered systems product line in the government marketplace. The gross margin in this segment is likely to continue at or somewhat below the level in the second quarter for balance of the fiscal year.
     Costs from Services. Costs from services increased by $11.3 million, or 79.6%, to $25.5 million for the three months ended December 31, 2009 and increased by $17.7 million, or 62.3%, to $46.1 million for the six months ended December 31, 2009 compared to $14.2 million and $28.4 million for the three and six months ended December 31, 2008, respectively. Gross margin increased to 24.1% of revenues for the three months ended December 31, 2009 and increased to 25.9% of revenues for the six months ended December 31, 2009 compared to 23.9% and 24.2% for the three and six months ended December 31, 2008. The increase in the margin for the three and six months ended December 31, 2009 was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.
     Selling and Marketing. Selling and marketing expenses increased by $0.5 million, or 14.1%, to $3.7 million for the three months ended December 31, 2009 and increased by $0.5 million, or 8.6%, to $6.9 million for the six months ended December 31, 2009 compared to $3.2 million and $6.3 million for the three and six months ended December 31, 2008, respectively. The increase was a result of marketing expenses of $0.7 million and $1.3 million for the three and six months ended December 31, 2009, respectively, incurred at Mach 6 and Telaurus, partially offset by a decrease in salary and salary-related expenses and other marketing expenses due to cost savings initiatives.
     Research and Development. Research and development expenses increased by $0.3 million, or 49.7%, to $0.8 million for the three months ended December 31, 2009 and increased by $0.7 million, or 84.5%, to $1.5 million for the six months ended December 31, 2009 compared to $0.5 million and $0.8 million for the three and six months ended December 31, 2008, respectively. The increase was principally due to costs associated with expanding X and Ka band product capabilities, along with research and development costs at Telaurus of $0.2 million and $0.4 million for the three and six months ended December 31, 2009, respectively.
     General and Administrative. General and administrative expenses increased by $1.5 million, or 40.9%, to $5.2 million for the three months ended December 31, 2009 and increased by $3.4 million, or 45.7%, to $10.7 million for the six months ended December 31, 2009 compared to $3.7 million and $7.4 million for the three and six months ended December 31, 2008, respectively. The increase for the three months ended December 31, 2009 was a result of $1.2 million of general and administrative expenses incurred at Mach 6 and Telaurus (inclusive of $0.2 million of amortization of intangibles related to these acquisitions), and an increase in stock based compensation. The increase for the six months ended December 31, 2009 was a result of $2.5 million of general and administrative expenses incurred at Mach 6 and Telaurus (inclusive of $0.5 million of amortization of intangibles related to these acquisitions), an increase in the accrual for the Company’s pay for performance plan based on current results of operations, and an increase in bad debt expense.
     Interest Income. Interest income decreased by $0.1 million, or 37.9%, to $0.1 million for the three months ended December 31, 2009 and decreased by $0.2 million, or 43.9%, to $0.3 million for the six months ended December 31, 2009 compared to $0.2 million and $0.5 million for the three and six months ended December 31, 2008, respectively, as a result of a decrease in interest rates. In August 2009, our excess cash was transferred out of money market funds with portfolios in treasury notes to an account with a financial institution bearing a higher interest rate.
     Provision for Income Taxes. The provision for income taxes increased as a result of the increase in income before income taxes along with an increase in our effective rate to 37% for the six months ended December 31, 2009 from 32% for the six months ended December 31, 2008. The effective rate for the six months ended December 31, 2008 includes a discrete tax benefit associated with non-taxable life insurance proceeds due to the passing of our former President.
Liquidity and Capital Resources
     At December 31, 2009, we had working capital of $76.1 million, including cash and cash equivalents of $49.7 million, net accounts receivable of $38.8 million, inventories of $25.0 million, prepaid expenses and other current assets of $2.1 million and current deferred income taxes of $1.1 million, offset by $24.4 million in accounts payable, $7.0 million in deferred revenues, $3.9 million in accrued payroll and related fringe benefits and $5.3 million in other accrued expenses.
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
     Net cash provided by operating activities during the six months ended December 31, 2009 was $11.5 million. This primarily related to a decrease in accounts receivable of $5.8 million due to the timing of billings and collections from customers, a non-cash item representing depreciation and amortization expense of $3.4 million primarily related depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, net income of $2.6 million, an increase in accounts payable of $1.9 million due to the increase in inventories and timing of payments to vendors, an increase in deferred revenue of $1.8 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, a decrease in deferred income taxes of $1.5 million due to net income generated in the period, non-cash stock compensation expense of $1.1 million and an increase in accrued expenses of $1.0 million resulting from customer deposits received as part of service agreements, offset by an increase in inventory of $7.9 million due to timing of shipments and purchases of equipment for milestones to be reached in future periods.
     Net cash provided by operating activities during the six months ended December 31, 2008 was $6.8 million. This primarily related to a decrease in accounts receivable of $14.0 million due to the timing of billings and collections from customers and a reduction in revenue in the three months ended December 31, 2008, a non-cash item representing depreciation and amortization expense of $2.7 million primarily related depreciation expense related to the network operations center and satellite earth station equipment, net income of $1.8 million, non-cash stock compensation expense of $1.2 million and decrease in deferred income taxes of $0.8 million due to net income generated in the period, offset by a decrease in accounts payable of $5.7 million relating to the reduction in revenue and the timing of vendor payments in the three months ended December 31, 2008, an increase in inventories of $3.9 million due to the timing of shipments of certain jobs, a decrease in deferred revenue of $2.7 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a decrease in accrued payroll and related fringe benefits of $1.5 million primarily due to the payment in the three months ended September 30, 2008 of awards under the pay for performance plan with respect to the Company’s fiscal year ended June 30, 2008, along with a significant reduction in fiscal 2009 accrual based on operating performance.
     Net cash used in investing activities during the six months ended December 31, 2009 was $5.9 million, which related to the purchase of hosted mobile core switch asset, network operations center and teleport assets.
     Net cash used in investing activities during the six months ended December 31, 2008 was $1.6 million, which related to the purchase of network operations center and teleport assets.
     Net cash provided by financing activities during the six months ended December 31, 2009 and 2008 of $27,000 and $55,000, respectively, related to proceeds from the exercise of stock options.
     Net cash provided by financing activities during the six months ended December 31, 2008 was $0.1 million, which related to proceeds from the exercise of stock options.
     On March 11, 2009, we entered into a committed secured credit facility with Citibank, N.A, which expires on March 9, 2010. We are currently negotiating a new credit facility and anticipate entering into such new facility upon the expiration of the existing facility. The credit facility is comprised of a $50 million borrowing base line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two terms loans, each having a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio, and are collateralized by a first priority security interest on all of personal property. At December 31, 2009 the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at December 31, 2009. As of December 31, 2009, no borrowings were outstanding under this credit facility, however, there were standby letters of credit of approximately $10.8 million, which were applied against and reduced the amounts available under the credit facility.
     We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2015. Future minimum lease payments due on these leases through December 31, 2010 are approximately $23.5 million.
     At December 31, 2009, we had contractual obligations and other commercial commitments as follows (in thousands):

Contractual Obligations	Payments Due by Period
					More
		Less than 1	1-3	4-5	than 5
	Total	year	years	years	years

Operating leases	$43,371	$23,516	$15,080	$4,775	$—

Total contractual cash obligations	$43,371	$23,516	$15,080	$4,775	$—

		Amount of Commitment Expiration Per Period
	Total				More
	Amounts	Less than 1	1-3	4-5	Than 5
Other Commercial Commitments	Committed	year	years	years	years
Standby letters of credit	$10,822	$6,183	$4,163	$476	$—

Total commercial commitments	$10,822	$6,183	$4,163	$476	$—

     We expect that our cash and working capital requirements for operating activities may increase as we continue to implement our business strategy, including to fund any future acquisitions of complementary businesses, technologies and intellectual property. Management anticipates additional working capital requirements for work in progress for orders as obtained and that we may periodically experience negative cash flows due to variances in quarter to quarter operating performance. We will use existing working capital and, if required, use our credit facility to meet these additional working capital requirements.
     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 31, 2010. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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

     Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. At December 31, 2009, we had no significant outstanding foreign exchange contracts. However in January we entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros (approximately $3.3 million) to cover specific purchase commitments for an infrastructure program for material to be purchased within the next year.
     Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
     Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
Risks Related to Our Business
Reductions in telecommunications equipment and systems spending have negatively affected our revenues and profitability of our infrastructure solutions segment.
     During the past several years, as a consequence of the worldwide financial and economic crisis the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three and six months ended December 31, 2009 our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past.
A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.
     We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with five customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. In the three months ended December 31, 2009, we derived 11% of our revenues from

Northrop Grumman Information Technologies Inc. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.
We derive a substantial portion of our revenues from the government marketplace, and a downturn in this marketplace would adversely affect us.
     In the three and six months ended December 31, 2009, we derived 56% and 60%, respectively, of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.
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
     GNSC’s, GSM’s, Cachendo’s, Mach 6’s, and Telaurus’s future revenues and results of operations are dependent on the development of the market for their current and future services. In the six months ended December 31, 2009, services revenues were 59% of total revenue, compared to 45% for the six months ended December 31, 2008. In fiscal 2009, services revenues increased to 48% of total revenues compared to 32% and 24% in fiscal 2008 and 2007, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.
Future acquisitions and strategic investments may divert our resources and management’s attention, results may fall short of expectations and, as a result, our operating results may be difficult to forecast and may be volatile.
     We have made several recent acquisitions and intend to continue pursuing acquisitions of investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangibles assets. Acquisitions involve numerous risks, including:
•	failure of the acquisition or investment to meet the expectations upon which we made a decision to proceed;

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	substantial transaction costs;

•	the potential of significant goodwill and intangibles write-offs in the future in the event that an acquisition does not meet expectations;

•	increased expenses associated with the consummation and integration of the acquisition; and

•	loss of key employees, customers or suppliers of any acquired business.

     We cannot assure you that any acquisition or strategic investments will be successful and will not adversely affect our business, results of operations or financial condition.
In the event of a catastrophic loss affecting our operations in Hauppauge, New York or Laurel, Maryland, our results of operations would be harmed.
     GNSC’s revenues and results of operations are dependent on the infrastructure of the network operations center and the Kenneth A. Miller International Teleport at our headquarters in Hauppauge, New York. Similarly, GSM’s revenues and results of operations are dependent on the infrastructure of the network operations center and teleport at our Laurel, Maryland facility. A catastrophic event to either of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring a majority of the services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would also negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.
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
     We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite infrastructure solutions. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may decline or grow more slowly than we expect. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures and depressed margins. As a result, we may not be able to grow our business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase, nor the timing of such demand.
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
     We have registered the trademarks Globecomm, GSI and Telaurus in the United States and various other countries, and the trademark Mach 6 in The Netherlands. We have various other trademarks and service marks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.
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
     From January 1, 2009 through December 31, 2009, our stock price ranged from a low of $4.29 per share to a high of $8.57 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
•	quarterly variations in operating results;

•	announcements of new technology, products or services by us or any of our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	general market conditions, including periods of significant volatility; or

•	domestic and international economic factors unrelated to our performance.
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
     Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated

certificate of incorporation, by-laws and Section 203 of the General Corporation Law of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we are party to employment agreements with our senior executives that have change of control provisions that would add substantial costs to an acquisition of us by a third party.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 22, 2010, the Company issued 104,467 shares of its common stock in connection with its acquisition of the business operations of Telaurus on May 29, 2009. The shares became issuable pursuant to certain earn-out targets having been met in the period following the consummation of the acquisition. The Company issued the shares only to those members of Telaurus being “accredited investors” in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
Matters voted upon at the Annual Meeting of stockholders held on November 19, 2009 and the results of the voting were as follows:
(i)	The following individuals were elected by the stockholders to serve as directors:

Board Member	For	Withheld
Richard E. Caruso	19,478,240	783,184
Keith A. Hall	19,451,701	809,723
David E. Hershberg	19,472,853	788,571
Harry L. Hutcherson, Jr.	19,500,365	761,059
Brian T. Maloney	18,759,551	1,501,873
Jack A. Shaw	19,502,865	758,559
A. Robert Towbin	18,322,970	1,938,454
C.J. Waylan	19,495,295	766,129
(ii)	To approve the increase in shares authorized to be issued under the 2006 Stock Incentive Plan was voted upon as follows: 12,068,883 shares for; 1,236,190 shares against; and 15,317 shares abstaining.

(iii)	To ratify the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2010 was voted upon as follows: 20,016,239 shares for; 185,666 shares against; and 59,519 shares abstaining.
Item 5. Other Information
          None
Item 6. Exhibits
Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K dated September 28, 1998 (Reg. No. 000-22839) (the “Annual Report”), and hereby

Exhibit No.
incorporated by reference.
3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.3 to the Annual Report, and hereby incorporated by reference.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)
Date: February 9, 2010	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010	/s/ ANDREW C. MELFI
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