Form 10-Q
period 2010-03-31
GLOBECOMM SYSTEMS INC
filed 2010-05-10
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 6, 2010, there were 21,443,702 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	June 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,076	$44,034
Restricted cash	5,027	—
Accounts receivable, net	46,748	45,438
Inventories	33,648	17,043
Prepaid expenses and other current assets	2,632	2,292
Deferred income taxes	1,070	1,058

Total current assets	126,201	109,865

Fixed assets, net	37,691	33,379
Goodwill	37,606	25,613
Intangibles, net	16,648	11,020
Deferred income taxes	8,129	10,214
Other assets	1,625	1,448

Total assets	$227,900	$191,539

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,446	$22,468
Deferred revenues	6,704	5,259
Accrued payroll and related fringe benefits	4,893	4,348
Other accrued expenses	9,191	3,146
Current portion of long term debt	2,500	—

Total current liabilities	52,734	35,221

Other liabilities	2,799	924
Long term debt	10,000	—
Deferred income taxes	582	582

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2010 and June 30, 2009	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 21,894,303 at March 31, 2010 and 21,339,807 at June 30, 2009	21	21
Additional paid-in capital	187,858	184,736
Accumulated deficit	(23,361)	(27,248)
Treasury stock, at cost, 465,351 shares at March 31, 2010 and June 30, 2009	(2,781)	(2,781)
Accumulated other comprehensive income	48	84

Total stockholders’ equity	161,785	154,812

Total liabilities and stockholders’ equity	$227,900	$191,539

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenues from infrastructure solutions	$18,782	$19,396	$61,362	$64,269
Revenues from services	34,018	19,198	96,196	56,657

Total revenues	52,800	38,594	157,558	120,926

Costs and operating expenses:
Costs from infrastructure solutions	14,853	15,938	50,486	53,124
Costs from services	24,822	14,386	70,907	42,899
Selling and marketing	3,943	2,891	10,817	9,220
Research and development	760	636	2,272	1,456
General and administrative	6,478	3,892	17,209	11,256

Total costs and operating expenses	50,856	37,743	151,691	117,955

Income from operations	1,944	851	5,867	2,971

Interest income	58	33	326	511
Interest (expense)	(50)	—	(50)	—

Income before income taxes	1,952	884	6,143	3,482

Provision for income taxes	707	342	2,256	1,164

Net income	$1,245	$542	$3,887	$2,318

Basic net income per common share	$0.06	$0.03	$0.19	$0.11

Diluted net income per common share	$0.06	$0.03	$0.19	$0.11

Weighted-average shares used in the calculation of basic net income per common share	20,601	20,210	20,466	20,184

Weighted-average shares used in the calculation of diluted net income per common share	21,030	20,357	20,884	20,479

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at June 30, 2009	21,340	$21	$184,736	$(27,248)	$84	465	$(2,781)	$154,812
Proceeds from exercise of stock options	34		181					181
Stock compensation expense			1,704					1,704
Grant of restricted shares	351
Tax benefit from stock compensation plan			2					2
Proceeds from sale of common stock	65		497					497
Grant of shares based upon Telaurus earn out	104		738					738
Comprehensive income:
Net income				3,887				3,887
Foreign currency translation					(36)			(36)

Total comprehensive income								3,851

Balance at March 31, 2010	21,894	$21	$187,858	$(23,361)	$48	465	$(2,781)	$161,785

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2010	2009

Operating Activities:
Net income	$3,887	$2,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,391	4,198
Provision for doubtful accounts	679	656
Deferred income taxes	2,086	1,121
Stock compensation expense	1,704	1,889
Tax benefit from stock compensation plan	2	2
Changes in operating assets and liabilities, excluding the effect of acquisition:
Accounts receivable	1,969	9,121
Inventories	(16,191)	(4,315)
Prepaid expenses and other current assets	362	(348)
Other assets	(156)	(203)
Accounts payable	3,410	(7,254)
Deferred revenue	1,361	(3,146)
Accrued payroll and related fringe benefits	298	(2,782)
Other accrued expenses	1,315	80
Other liabilities	(131)	(30)

Net cash provided by operating activities	5,986	1,307

Investing Activities:
Purchases of fixed assets	(6,823)	(2,510)
Acquisition of business, net of cash received	(13,901)	—
Cash payment for Telaurus earn out	(353)	—
Restricted cash	(5,000)	(6,170)

Net cash used in investing activities	(26,077)	(8,680)

Financing Activities:
Proceeds from exercise of stock options	181	110
Borrowings under acquisition loan	12,500	—
Proceeds from sale of common stock	497	—

Net cash provided by financing activities	13,178	110

Effect of foreign currency translation on cash	(45)	6

Net decrease in cash and cash equivalents	(6,958)	(7,257)
Cash and cash equivalents at beginning of period	44,034	51,399

Cash and cash equivalents at end of period	$37,076	$44,142

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	342	185

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three or nine months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2010, or for any future period.
     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2009 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 14, 2009.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”) and Evosat SA Proprietary Ltd (“Evosat”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
     The Company recognizes revenue for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectability is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company’s standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company’s long-term complex production-type projects. Revenue is recognized on the Company’s standard satellite ground segment systems upon shipment and acceptance of factory performance testing, which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the system, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the system. The estimated relative fair value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the fair value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the fair value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.
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
Stock-Based Compensation
     Stock compensation expense was approximately $640,000 and $1,704,000 for the three and nine months ended March 31, 2010, respectively. Stock compensation expense was approximately $670,000 and $1,889,000 for the three and nine months ended March 31, 2009, respectively. As of March 31, 2010, there was approximately $209,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2010, there was approximately $4,342,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.1 years.

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
     The carrying value of goodwill was approximately $37,606,000 and $25,613,000 at March 31, 2010 and June 30, 2009, respectively, which related to the services reporting unit. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events during the nine months ended March 31, 2010 that would indicate that goodwill was impaired. The Company recorded additional goodwill of approximately $1,115,000 related to the issuance of approximately 104,000 common shares, and approximately $353,000 cash on January 22, 2010 to the former owners of Telaurus, as the first milestone of the earn-out provision under the terms of the purchase agreement was achieved.
     Intangibles subject to amortization consist of the following:

	March 31,	June 30,
	2010	2009	Depreciable life
	(Unaudited)
	(In thousands)
Customer relationships	$16,279	10,574	8-15 years
Software	1,287	1,162	5 years
Contracts backlog	1,771	971	6 months-2 years
Covenant not to compete	125	125	5 years
Trademarks	82	51	3-5 years

	19,544	12,883
Less accumulated amortization	2,896	1,863

Intangibles, net	$16,648	$11,020

     Amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization expense of $330,000 and $1,033,000 was included in general and administrative expenses in the three and nine months ended March 31, 2010, respectively. Amortization expense of $158,000 and $356,000 was included in general and administrative expenses in the three and nine months ended March 31, 2009, respectively.
     Total amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2010 (remainder of fiscal year)	$508
2011	2,024
2012	1,889
2013	1,608
2014	1,582
Comprehensive Income
     Comprehensive income for the three and nine months ended March 31, 2010 of approximately $1,193,000 and $3,851,000 includes an unrealized foreign currency translation loss of $52,000 and $36,000, respectively.

Income Taxes
     Deferred Tax Assets
     The Company estimates income taxes in each of the taxing jurisdictions in which the Company operates and regularly estimates the ability to recover deferred income taxes and reports such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. This process involves estimating current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, a valuation allowance must be provided based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, and available tax planning strategies.
     Uncertainty in Tax Positions
     The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit, based on its technical merits. At March 31, 2010 and June 30, 2009, the Company had a liability for unrecognized tax benefits of approximately $106,000 which if recognized in the future, would favorably impact the Company’s effective tax rate. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At March 31, 2010 and June 30, 2009, the Company had not accrued any amounts for the potential payment of penalties and interest.
     The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2009 tax year remain subject to examination. The Company files in numerous state jurisdictions with varying statutes of limitation.
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
Foreign exchange contracts
     In January 2010, the Company entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros (approximately $3.3 million U.S. Dollars) to cover specific purchase commitments for an infrastructure program. As the contracts do not qualify for hedge accounting, in the third quarter of fiscal 2010, the Company recorded approximately $195,000 to general and administrative expense in the three and nine months ended March 31, 2010 to adjust these contracts to market value as of March 31, 2010.
Restricted Cash
     Restricted cash primarily consists of cash held in escrow for potential earn-out payments to previous owners of C2C and Evocomm if certain milestones are reached.
Subsequent Events
     In the preparation of its consolidated financial statements, the Company considered subsequent events through the date the Company’s consolidated financial statements were filed with the Securities and Exchange Commission.
Recent Accounting Pronouncements
     On July 1, 2009 the Company adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement resulted in the inclusion of acquisition related costs of $940,000 in general and administrative expenses in the three and nine months ended March 31, 2010.
     The Company adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year 2011); early application is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.
2. Basic and Diluted Net Income Per Common Share
     Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2010 excludes the effect of approximately 836,000 stock options and restricted shares in the calculation of the incremental common shares, as their effect would have been anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2009 excludes the effect of approximately 1,364,000 and 1,024,000 stock options and restricted shares in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
3. Inventories
     Inventories consist of the following:

	March 31,
	2010	June 30,
	(Unaudited)	2009
	(In thousands)
Raw materials and component parts	$1,447	$797
Work-in-progress	33,475	18,243

	34,922	19,040
Less progress payments	1,274	1,997

	$33,648	$17,043

4. Segment Information
     The Company operates through two business segments. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, and Evosat provides satellite communication services capabilities.
     The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they provide distinct products and services.

     The following is the Company’s business segment information for the three and nine months ended March 31, 2010 and 2009 and as of March 31, 2010 and June 30, 2009:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Revenues:
Infrastructure solutions	$18,849	$19,589	$62,193	$64,585
Services	35,834	19,360	102,831	57,426
Intercompany eliminations	(1,883)	(355)	(7,466)	(1,085)

Total revenues	$52,800	$38,594	$157,558	$120,926

Income (loss) from operations:
Infrastructure solutions	$(2,388)	$(1,593)	$(5,327)	$(4,124)
Services	4,330	2,440	11,248	7,078
Interest income	58	33	326	511
Interest expense	(50)	—	(50)	—
Intercompany eliminations	2	4	(54)	17

Income before income taxes	$1,952	$884	$6,143	$3,482

Depreciation and amortization:
Infrastructure solutions	$444	$516	$1,411	$1,531
Services	1,535	945	4,006	2,701
Intercompany eliminations	(9)	(11)	(26)	(34)

Total depreciation and amortization	$1,970	$1,450	$5,391	$4,198

Expenditures for long-lived assets:
Infrastructure solutions	$193	$252	$735	$792
Services	747	623	6,088	1,718

Total expenditures for long-lived assets	$940	$875	$6,823	$2,510

	March 31,
	2010	June 30,
	(Unaudited)	2009
	(In thousands)
Assets:
Infrastructure solutions	$196,682	$191,677
Services	114,260	72,544
Intercompany eliminations	(83,042)	(72,682)

Total assets	$227,900	$191,539

5. Long Term Debt
Line of Credit
     On March 11, 2009, the Company entered into a committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 31, 2010. The credit facility is comprised of a $50 million line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings.

At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At March 31, 2010 the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which the Company was in compliance at March 31, 2010. As of March 31, 2010, in addition to the acquisition term note described below there were standby letters of credit of approximately $9.8 million, which were applied against and reduced the amounts available under the credit facility.
Acquisition Loan
     The purchase of C2C and Evocomm was funded, in part, through a five-year $12.5 million acquisition term loan (“Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the existing credit facility. The Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly installments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of March 31, 2010 was approximately 2.5%. At March 31, 2010, $12.5 million was outstanding of which $2.5 million was due within one year. Future minimum payments under this agreement, excluding interest, total $2.5 million for each of the next five years.
6. Acquisition
     On March 5, 2010, the Company, acting through its indirect wholly-owned subsidiaries Globecomm Holdings B.V. and Globecomm (BVI) Ltd, acquired from Carrier to Carrier Telecom Holdings Ltd (the “Seller”), a privately owned company, all of the issued shares of Carrier to Carrier Telecom B.V. (“C2C”), a company incorporated in the Netherlands, and the business assets of Evocomm Communications Limited, or Evocomm, each of C2C and Evocomm being a wholly-owned subsidiary of the Seller. Pursuant to the terms of the acquisition the Company also acquired from Evocomm all the issued shares of Evosat (Pty) Ltd, a company incorporated in South Africa.
     C2C employs approximately 22 staff and provides satellite services across Africa, the Middle East, Europe and Asia, and maintains services in the Atlantic, Mediterranean, Gulf of Mexico and Indian Ocean regions through its teleport facility in the Netherlands. Evosat and Evocomm employ approximately 11 staff and provide mobile communications through C2C, Immarsat land-based BGAN (Broadband Global Area Networks) and maritime-based fleet broadband capabilities.
     Pursuant to the terms of the Acquisition Agreement, the Company paid a cash purchase price of $15.0 million (funded through $2.5 million of the Company’s current cash position and $12.5 million through the Acquisition Loan issued under the Company’s existing credit facility). The Seller also may be entitled to receive additional cash payments of up to an aggregate of $10.9 million, subject to an earn-out based upon the acquired businesses achieving certain earnings milestones within twenty-four months following the closing. The Company has estimated the fair value of the earn out to be $5.3 million which has been recorded in the consolidated balance sheet.
     The Company has accounted for the acquisition as a purchase under the purchase method of accounting. The assets and liabilities of C2C and Evocomm are recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill of approximately $10,877,000 and is not deductable for income tax purposes.
     The purchase price allocation was as follows (in thousands):

Total current assets	$7,920
Fixed assets	1,828
Other assets	30
Goodwill	10,877
Customer relationships	5,705
Software	125
Contracts backlog	800
Trademarks	31
Liabilities	(6,975)

Total Purchase Price	$20,341

     The following unaudited pro forma information assumes that the acquisition of C2C and Evocomm occurred on July 1 of the year presented, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on the Acquisition Loan, decreased interest income due to use of cash to partially fund the acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the date indicated or of the results that may occur in the future:

Nine Months
Ended
March 31, 2010
(in thousands)
(unaudited)
Revenues	$171,970

Net income	$4,568

Basic net income per common share	$0.22

Diluted net income per common share	$0.22

     The purchase price allocation is preliminary and subject to finalization of a valuation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and significant revenues relating to Afghanistan and the impact on our customers or potential customers for infrastructure projects from the current worldwide economic downturn. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
Overview
     Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from government and government related entities (“government marketplace”) and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts, which directly impact our military-related sector business, particularly with regard to the conflict in Afghanistan.
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
Goodwill and Other Intangible Assets Impairment
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the nine months ended March 31, 2010 that resulted in any goodwill and other intangible assets impairment.

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
     At March 31, 2010 and June 30, 2009, we had a liability for unrecognized tax benefits of approximately $106,000 which if recognized in the future, would favorably impact our effective tax rate. We record both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At March 31, 2010 and June 30, 2009 we had not accrued any amounts for the potential payment of penalties and interest.
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
     As of March 31, 2010, there was approximately $209,000 of unrecognized compensation cost related to unvested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2010, there was approximately $4,342,000 of unrecognized compensation cost related to unvested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.1 years.
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
Recent Accounting Pronouncements
     On July 1, 2009 we adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement resulted in the inclusion of acquisition related costs of $940,000 in general and administrative expenses for the three and nine months ended March 31, 2010.
     We adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 is effective for us, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; early application is permitted. We are currently evaluating the impact of adopting ASU 2009-13 on our financial statements.
Results of Operations
Three and Nine Months Ended March 31, 2010 and 2009
     Our consolidated results of operations for the three and nine months ended March 31, 2010 include results of Mach 6, Telaurus, C2C, Evocomm and Evosat. These acquisitions took place on February 27, 2009, May 29, 2009, and March 5, 2010 (for C2C, Evocomm and Evosat), respectively, and were not included in the corresponding periods in fiscal 2009, except for one month of results for Mach 6, which was acquired on February 27, 2009.
     Revenues from Infrastructure Solutions. Revenues decreased by $0.6 million, or 3.2%, to $18.8 million for the three months ended March 31, 2010 and decreased by $2.9 million, or 4.5%, to $61.4 million for the nine months ended March 31, 2010 compared to $19.4 million and $64.3 million for the three and nine months ended March 31, 2009, respectively. The decrease in revenues in the three and nine months ended March 31, 2010 was primarily driven by a decline in bookings of contract orders due to the global economic slowdown, which resulted in government and commercial customers and prospects delaying or cancelling projects which, in particular affected pre-engineered systems product line in the nine months ended March 31, 2010. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings and revenue will meet or exceed levels experienced in the fiscal year ended June 30, 2009.
     Revenues from Services. Revenues increased by $14.8 million, or 77.2%, to $34.0 million for the three months ended March 31, 2010 and increased by $39.5 million, or 69.8%, to $96.2 million for the nine months ended March 31, 2010 compared to $19.2 million and $56.7 million for the three and nine months ended March 31, 2009, respectively. The increase in revenues for the three and nine months ended March 31, 2010 was due to $8.9 million and $25.4 million, respectively, of revenue from Mach 6, Telaurus, C2C and Evocomm along with an increase in our access service offering primarily in the government marketplace.
     Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $1.1 million, or 6.8%, to $14.9 million for the three months ended March 31, 2010 and decreased by $2.6 million, or 5.0%, to $50.5 million for the nine months ended March 31, 2010 compared to $15.9 million and $53.1 million for the three and nine months ended March 31, 2009, respectively. The gross margin increased to 20.9% in the three months ended

March 31, 2010 and increased to 17.7% for the nine months ended March 31, 2010 compared to 17.8% and 17.3% for the three and nine months ended March 31, 2009, respectively. This increase in gross margin in the three and nine months ended March 31, 2010 was mainly attributable to product mix, specifically the increase in the government marketplace in the three months ended March 31, 2010. The gross margin in this segment is likely to decrease in the fourth quarter based on projected revenue mix.
     Costs from Services. Costs from services increased by $10.4 million, or 72.5%, to $24.8 million for the three months ended March 31, 2010 and increased by $28.0 million, or 65.3%, to $70.9 million for the nine months ended March 31, 2010 compared to $14.4 million and $42.9 million for the three and nine months ended March 31, 2009, respectively. Gross margin increased to 27.0% of revenues for the three months ended March 31, 2010 and increased to 26.3% of revenues for the nine months ended March 31, 2010 compared to 25.1% and 24.3% for the three and nine months ended March 31, 2009. The increase in the margin for the three and nine months ended March 31, 2010 was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.
     Selling and Marketing. Selling and marketing expenses increased by $1.1 million, or 36.4%, to $3.9 million for the three months ended March 31, 2010 and increased by $1.6 million, or 17.3%, to $10.8 million for the nine months ended March 31, 2010 compared to $2.9 million and $9.2 million for the three and nine months ended March 31, 2009, respectively. The increase was primarily a result of marketing expenses of $0.6 million and $1.9 million for the three and nine months ended March 31, 2010, respectively, incurred at Mach 6, Telaurus, C2C and Evocomm. The additional increase of approximately $0.5 million in the three months ended March 31, 2010 was due to salary and salary-related expenses related to proposal efforts. The increase in the nine months ended March 31, 2010 discussed above was partially offset by a decrease in salary and salary-related expenses and other marketing expenses due to previous cost savings initiatives.
     Research and Development. Research and development expenses increased by $0.1 million, or 19.5%, to $0.8 million for the three months ended March 31, 2010 and increased by $0.8 million, or 56.0%, to $2.3 million for the nine months ended March 31, 2010 compared to $0.6 million and $1.5 million for the three and nine months ended March 31, 2009, respectively. The increase for the three months ended March 31, 2010 was due to the costs at Telaurus. The increase in the nine months ended was principally due to costs associated with expanding X and Ka band product capabilities, along with research and development costs at Telaurus of $0.6 million for nine months ended March 31, 2010.
     General and Administrative. General and administrative expenses increased by $2.6 million, or 66.4%, to $6.5 million for the three months ended March 31, 2010 and increased by $6.0 million, or 52.9%, to $17.2 million for the nine months ended March 31, 2010 compared to $3.9 million and $11.3 million for the three and nine months ended March 31, 2009, respectively. The increase for the three months ended March 31, 2010 was a result of $1.3 million of general and administrative expenses incurred at Mach 6, Telaurus, C2C and Evocomm (inclusive of $0.3 million of amortization of intangibles related to these acquisitions), acquisition-related costs of approximately $0.9 million (in previous years, prior to the adoption of the accounting pronouncement related to business combinations on July 1, 2009 amounts were included in purchase price of the company and not expensed), $0.2 million to record to the market value of forward contracts to purchase euros to settle a purchase obligation, and an increase in salary and salary-related costs. The increase for the nine months ended March 31, 2010 was a result of $3.7 million of general and administrative expenses incurred at Mach 6, Telaurus, C2C and Evocomm (inclusive of $1.1 million of amortization of intangibles related to these acquisitions), acquisition-related costs of approximately $0.9 million, $0.2 million to record to the market value of forward contracts to purchase euros to settle a purchase obligation, an increase in the accrual for the Company’s pay for performance plan, and an increase in salary and salary-related expenses.
     Interest Income. Interest income remained consistent for the three months ended March 31, 2010 and 2009 and decreased by $0.2 million, or 36.3%, to $0.3 million for the nine months ended March 31, 2010. The decrease for the nine months ended March 31, 2010 was due to a decrease in interest rates.

     Interest Expense. Increase in interest expense of $0.1 million is due to the issuance of debt on March 5, 2010 and a non-cash interest expense on the earn-out accrual related to the acquisition of C2C and Evocomm.
     Provision for Income Taxes. The provision for income taxes increased as a result of the increase in income before income taxes along with an increase in our effective rate to 37% for the nine months ended March 31, 2010 from 33% for the nine months ended March 31, 2009. The effective rate for the nine months ended March 31, 2009 includes a discrete tax benefit associated with non-taxable life insurance proceeds due to the passing of our former President.
Liquidity and Capital Resources
     At March 31, 2010, we had working capital of $73.5 million, including cash and cash equivalents of $37.1 million, restricted cash of $5.0 million, net accounts receivable of $46.7 million, inventories of $33.6 million, prepaid expenses and other current assets of $2.6 million and current deferred income taxes of $1.1 million, offset by $29.4 million in accounts payable, $6.7 million in deferred revenues, $4.9 million in accrued payroll and related fringe benefits, $9.2 million in accrued expenses and $2.5 million in current portion of long term debt.
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
     Net cash provided by operating activities during the nine months ended March 31, 2010 was $6.0 million, which primarily related to a non-cash item representing depreciation and amortization expense of $5.4 million primarily related to depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, net income of $3.9 million, an increase in accounts payable of $3.4 million due to the increase in inventories and timing of payments to vendors, a decrease in deferred income taxes of $2.1 million due to net income generated in the period, a decrease in accounts receivable of $2.0 million due to the timing of billings and collections from customers, non-cash stock compensation expense of $1.7 million, an increase in deferred revenue of $1.4 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, an increase in accrued expenses of $1.3 million resulting from customer deposits received as part of service agreements, and provision for doubtful accounts of $0.7 million partially offset by an increase in inventory of $16.2 million due to timing of shipments and purchases of equipment for milestones to be reached in future periods.
     Net cash provided by operating activities during the nine months ended March 31, 2009 was $1.3 million, which primarily related to a decrease in accounts receivable of $9.1 million due to the timing of billings and collections from customers and a reduction in revenue in the three months ended March 31, 2009, a non-cash item representing depreciation and amortization expense of $4.2 million primarily related depreciation expense related to the network operations center and satellite earth station equipment, net income of $2.3 million, non-cash stock compensation expense of $1.9 million and a decrease in deferred income taxes of $1.1 million due to net income generated in the period, partially offset by a decrease in accounts payable of $7.3 million relating to the reduction in revenue and the timing of vendor payments in the three months ended March 31, 2009, an increase in inventories of $4.3 million due to the timing of shipments of certain jobs, a decrease in deferred revenue of $3.1 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and a decrease in accrued payroll and related fringe benefits of $2.8 million primarily due to the payment in the three months ended September 30, 2008 of awards under the pay for performance plan with respect to the Company’s fiscal year ended June 30, 2008 along with a significant reduction in fiscal 2009 accrual based on operating performance.
     Net cash used in investing activities during the nine months ended March 31, 2010 was $26.1 million, which consisted of $13.9 million related to the acquisition of C2C, Evocomm and Evosat, capital expenditures of $6.8 million related to the purchase of hosted mobile core switch asset, network operations center and teleport assets and $5.0 million of restricted cash related to a potential earnout for C2C and Evocomm acquisition.
     Net cash used in investing activities during the nine months ended March 31, 2009 was $8.7 million, which consisted of $6.2 million related to the acquisition of Mach 6 and capital expenditures of $2.5 million related to the purchase of network operations center and teleport assets.

     Net cash provided by financing activities during the nine months ended March 31, 2010 was $13.2 million, which primarily related to $12.5 million of borrowings from the term note used to fund the acquisition of C2C and Evocomm, $0.5 million related to proceeds from the sale of common stock and $0.2 million related to proceeds from the exercise of stock options.
     Net cash provided by financing activities during the nine months ended March 31, 2009 was $0.1 million, which related to proceeds from the exercise of stock options.
     On March 11, 2009, we entered into a committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 31, 2010. The credit facility is comprised of a $50 million line of credit (the “Line”) and a foreign exchange line in the amount of $10 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two terms loans, each having a term of no more than five years, in the aggregate amount of up to $25 million that can be used for acquisitions; and (d) $7.5 million available for revolving credit borrowings. Advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio, at our discretion, and are collateralized by a first priority security interest on all of our personal property. At March 31, 2010 the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to the leverage ratio, liquidity ratio, minimum cash balance, debt service ratio and minimum capital base, with which we were in compliance at March 31, 2010. As of March 31, 2010, in addition to the acquisition note described below, there were standby letters of credit of approximately $9.8 million, which were applied against and reduced the amounts available under the credit facility.
     The purchase of C2C and Evocomm was funded, in part, through a five-year $12.5 million acquisition term loan (“Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the existing credit facility. The Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at our discretion. The balance is to be paid in equal monthly installments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of March 31, 2010 was approximately 2.5%. At March 31, 2010, $12.5 million was outstanding of which $2.5 million was due within one year.
     We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal year 2019. Future minimum lease payments due on these leases through March 31, 2011 are approximately $34.1 million.
     At March 31, 2010, we had contractual obligations and other commercial commitments as follows (in thousands):

Contractual Obligations	Payments Due by Period
					More
		Less than 1			than 5
	Total	year	1-3 years	4-5 years	years
Operating leases	$63,779	$34,100	$21,912	$6,889	$878
Long term debt	$12,500	$2,500	$7,500	$2,500

Total contractual cash obligations	$76,279	$36,600	$29,412	$9,389	$878

		Amount of Commitment Expiration Per Period
	Total				More
	Amounts	Less than 1	1-3	4-5	Than 5
Other Commercial Commitments	Committed	year	years	years	years
Standby letters of credit	$9,779	$5,002	$4,301	$476	$—

Total commercial commitments	$9,779	$5,002	$4,301	$476	$—

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
     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2011. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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
     Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. In January 2010, we entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros to cover specific purchase commitments for an infrastructure program for material to be purchased within the next year. We recorded approximately $0.2 million of unrealized loss to general and administrative expense in the three and nine months ended March 31, 2010 to adjust these contracts to market value as of March 31, 2010. There will be fluctuation in our results quarter to quarter as we mark to market these forward exchange contracts. At March 31, 2010 we have open foreign currency forward exchange contracts to purchase approximately 2.3 million Euros. Holding other variables constant, if there were a ten percent devaluation in the foreign currency, it would result in a $0.3 million unrealized loss to be recorded in the results of operations.
     Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
     During the past several years, as a consequence of the worldwide financial and economic crisis and continuing business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three and nine months ended March 31, 2010 our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past.
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
     In the three and nine months ended March 31, 2010, we derived 64% and 58%, respectively, of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.
     There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the current government involvement in supporting various financial institutions and mounting government deficits will likely result in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan.
Risks associated with operating in international markets, including areas of conflict, could restrict our ability to expand globally and harm our business and prospects.
     We market and sell a substantial portion of our products and services internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future, including revenues from our Mach 6, Telaurus, C2C and Evocomm acquisitions, with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:
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
     GNSC’s, GSM’s, Cachendo’s, Mach 6’s, Telaurus’s, Evocomm’s, C2C’s and Evosat’s future revenues and results of operations are dependent on the development of the market for their current and future services. In the nine months ended March 31, 2010, services revenues were 61% of total revenue, compared to 47% for the nine months ended March 31, 2009. In fiscal 2009, services revenues increased to 48% of total revenues compared to

32% and 24% in fiscal 2008 and 2007, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.
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
In the event of a catastrophic loss affecting our operations in Hauppauge, New York, Laurel, Maryland or the Netherlands, our results of operations would be harmed.
     GNSC’s revenues and results of operations are dependent on the infrastructure of the network operations center and the Kenneth A. Miller International Teleport at our headquarters in Hauppauge, New York. Similarly, GSM’s and C2C’s revenues and results of operations are dependent on the infrastructure of the network operations center and teleport at our Laurel, Maryland and Netherlands facilities, respectively. A catastrophic event to any of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring services capabilities. These capabilities permit us to offer an integrated suite of products and services and the incapacity of our communications infrastructure would also negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.
Our markets are highly competitive and we have many established competitors, and we may lose market share as a result.
     The markets in which we operate are highly competitive and this competition could harm our ability to sell our products and services on prices and terms favorable to us. Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators, like Thales, Rockwell Collins, and SED Systems, and (2) equipment manufacturers who also provide integrated systems, like General Dynamics, SATCOM Technologies, Viasat, Alcatel and ND Satcom AG.

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
     From April 1, 2009 through March 31, 2010, our stock price ranged from a low of $5.10 per share to a high of $8.57 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
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
On March 22, 2010 the Company issued a total 64,915 shares in connection with its acquisition of C2C and Evocomm on March 5, 2010. The shares were issued to two of the principal sellers of the C2C and Evocomm businesses, for aggregate consideration of approximately $0.5 million. The Company issued the shares in reliance on Regulation S of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None
Item 6. Exhibits
Index to Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K dated September 28, 1998 (Reg. No. 000-22839) (the “Annual Report”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.3 to the Annual Report, and hereby incorporated by reference.

Exhibit No.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC (Registrant)
Date: May 10, 2010	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ ANDREW C. MELFI
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