Form 10-K
period 2010-06-30
GLOBECOMM SYSTEMS INC
filed 2010-09-13
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on the Nasdaq Global Market on December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $157.1 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.

As of September 9, 2010, there were 22,109,643 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Globecomm Systems Inc. relative to the 2010 Annual Meeting of Stockholders to be held on November 18, 2010, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

Globecomm Systems Inc., or Globecomm, is a leading global provider of satellite-based managed network solutions. Employing our expertise in emerging communication technologies we are able to offer a comprehensive suite of system integration, system products, and network services enabling a complete end-to-end solution for our customers. We believe our integrated approach of in-house design and engineering expertise combined with a world-class global network and our 24 by 7 network operating centers provides us a unique competitive advantage. We are now taking this value proposition to selective vertical markets, including government, wireless, media, enterprise and maritime.

As a network solution provider we leverage our global network to provide customers managed access services to the United States Internet backbone, video content, the public switched telephone network or their corporate headquarters or government offices. We currently have customers for which we are providing such services in the United States, Europe, South America, Africa, the Middle East and Asia.

Globally, communications networks are moving rapidly toward Internet protocol-based networks and services based on the lower cost of implementation and the flexibility these networks offer. Satellite-based communications complement this trend as many of the regions in the world lack the “next generation” terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the growth in traffic. Even in a well connected area of the globe, satellite communications offer a diverse network path in support of disaster recovery and network augmentation.

We were incorporated in Delaware in August 1994. Our Globecomm Systems division provides our infrastructure solutions. Our services are principally provided by our wholly-owned subsidiaries, Globecomm Network Services Corp. (“GNSC”), a Delaware corporation, and Globecomm Services Maryland LLC (“GSM”), a Delaware limited liability company. In July 2008, we formed Cachendo LLC, (“Cachendo”) a wholly-owned Delaware limited liability company, to operate our professional engineering services business. In fiscal 2009, we added two companies to our services business through the acquisition of B.V. Mach 6 (“Mach 6”), a Netherlands company headquartered near Amsterdam, and Telaurus Communications LLC (“Telaurus”), a Delaware limited liability company, based in New Jersey. In fiscal 2010, we added two companies to our services business through the acquisition of Carrier to Carrier Telecom B.V. (“C2C”) and Evocomm Communications Limited (“Evocomm”).

Growth Strategy

Our growth strategy continues to focus on the development of recurring revenue streams by leveraging our engineering expertise and our global network to provide IP networking solutions for mission critical applications. Our strong service platform foundation allows us to continue to develop additional value-added solutions for our core customers. We will continue to mature this global platform as we integrate our new acquisitions and expand the reach of our managed network solution offerings.

We have supplemented our organic growth through acquisitions. With the recent completion of the C2C and Evocomm acquisitions we have broadened our solutions offerings, enhanced our position within the markets that we currently service and positioned ourselves to penetrate new markets. We believe that the satellite services market is fragmented and that there are, and will be, additional acquisition opportunities that may meet our acquisition criteria. We plan to continue to employ a selective and disciplined approach when evaluating acquisition opportunities.

We have focused our efforts toward increasing market share through vertical markets with the creation of value-added service solutions in emerging market niches. This has been supplemented by an ongoing effort to identify and develop select research and development projects and network components into marketable shared-service “hosted” platforms. With the natural cycle of technology advancement and the continued convergence of communications applications to Internet protocol, we remain excited about the new addressable market opportunities.

Solution Offerings

We provide our managed network solutions business through two business segments. Our services segment, through GNSC, GSM, Cachendo, Melat, Mach 6, Telaurus, C2C and Evocomm, provides satellite communication services capabilities, which include our Access, Hosted and Lifecycle Support service lines. Our infrastructure segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks, which includes both our pre-engineered products and our custom systems design and integration product lines.

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

Our global network is comprised of three teleport or data center facilities, our Kenneth A. Miller International Teleport, located in Hauppauge, New York, our GSM facility located in Laurel, Maryland and our new facility the C2C teleport in the Netherlands, added through the recent C2C acquisition. These facilities are interconnected via terrestrial capacity and are used to transport signals to serve customers in Latin America, the United States, Canada, Europe, the Middle East, Africa and Asia. Our facilities are designed to meet stringent requirements for high-speed data communications and leverage redundant critical systems and uninterruptible power supplies with back-up power generation to ensure high reliability and availability.

We also lease facility services in Los Angeles, Hong Kong, the United Kingdom, the Netherlands and Poland to transport signals to other areas of the world. We lease satellite and terrestrial capacity to meet the bandwidth needs of our customers. We continue to expand our high-capacity fiber connections between facilities and public Point of Presence (POP) locations to provide higher throughput and easier accessibility to our customer networks.

We have built and staff a centralized global network operation center, or NOC, at our Hauppauge, New York facility to provide our centralized global services. We also have regional NOCs in Maryland and the Netherlands. The NOCs operate twenty-four hours per day, seven days per week, or 24/7, to monitor customer networks, provide help desk services, respond to customer inquiries and initiate new services. The NOCs provide on a 24/7 basis technology specific engineers to assist our customers with troubleshooting and problem resolution. We utilize our internally developed AxxSys Orion network management systems to monitor and control satellite communication equipment and satellite terminal networks at our NOCs. At our GSM facility in Laurel, Maryland and our Mach 6 and C2C facilities in the Netherlands, we have regional data centers that provide 24/7 localized technical support to our customers. We also leverage these facilities to dispatch technical personnel to support our lifecycle services offering.

Our service-based offerings are continuously being fine-tuned partly through customer-funded programs and partly through internally funded programs. Our goal is to create high value customized solutions for our customers that are based on standardized building blocks, or service lines. The following service lines are the focal point of our evolving strategy.

Access Service Line

Our core service line, Access, supports transport and connectivity for video, voice and data services globally. The Access service line consists of specific products to address this diverse marketplace. The Access business is currently the largest component of the services revenue mix. The recent acquisitions, along with the integration of GSM, have expanded the Access business. Access services are driven by leveraging our core service communication infrastructure to create the standard product sets within our

Access service line. As part of our expansion, we look to maximize utilization and drive growth with the Access product sets described below.

Access Plus utilizes a combination of terrestrial connectivity, satellite bandwidth and our teleports, along with a variety of remote very small aperture terminal, or VSATs, or a network of VSATs, to provide end-to-end connectivity. Our VSAT hubs, at our teleports coupled with the extension and expansion of our terrestrial backbone network to these locations provide us with global VSAT coverage. This coverage and flexibility provide a wide range of services encompassing fundamental satellite technologies, including:

•	Single Channel per Carrier (SCPC)

•	Multiple Channel per Carrier (MCPC)

•	Time Division Multiple Access (iDirect)

•	Deterministic SCPC (Vipersat)

Access Video Backhaul based upon Access Plus, is specifically developed for video-centric delivery. The primary technology enabling this service is the Digital Video Broadcast standard (DVB/DVB-S2). Our Access Video Backhaul product leverages the core service elements with a greater concentration on maximizing video throughput while ensuring the highest service availability into potentially residential-grade reception systems or to cable head ends. The current evolution of IP-centric video delivery will continue to shape new technologies in this arena. The current adoption of H.264 and MPEG-4 technologies has been slow, though they continue to gain ground. As the industry evolves, we will continue to position the Access Video Backhaul product within the market to offer the greatest amount of value to the end user. Specifically, we look to retain the current platform in place and continue to offer services with only gradual adaptation of new technology to ensure a broad market access until end-users have widely adopted the new technology.

Access Voice Termination is also based upon the Access Plus product and is specifically designed for voice trunking services. We are licensed by the FCC to deliver high quality, toll-based termination of voice calls while leveraging high compression and highly reliable connectivity between the Globecomm network and the voice origination network. This differentiates us from many low cost providers. In addition, we often take advantage of utilizing pre-existing links, which allows us to position the Access Voice Termination product as extremely competitive alongside high value voice over IP providers while delivering a superior service in terms of features (caller ID, signaling pass through, etc.) and overall quality.

Access Bandwidth is one of the largest elements of our cost of doing business, but it is also an asset which we utilize as a source of revenue. After combining resources with our recent acquisitions, we lease close to two GHz of total satellite bandwidth across the globe for different frequencies, coverage areas and polarizations. Given our increased demand, we are able to leverage our increased buying power in the satellite provider market, and are often capable of procuring bandwidth at very competitive rates. Accordingly, we leverage our current inventory of capacity or resell our provider’s capacity. We continually attempt to optimize and consolidate bandwidth to ensure attractive margins while being cost-competitive compared to our competitors and competing mediums. This service is a derivative of our base Access line and affords us the ability to provide long-term satellite bandwidth resale opportunities with minimal overall risk.

Access Maritime is technically similar to our Access Plus line but is customized for the maritime industry by supporting traditional narrowband services as provided by Telaurus and Evosat. This product provides vessel operators with traditional IP services, including; e-mail, Internet, video streaming, virtual private network and voice over IP applications. Access Maritime incorporates Inmarsat and Iridium services to provide a full feature set of solutions to the maritime market. We will look to capitalize on the convergence of Geo-stationary satellite, Inmarsat, and Iridium technologies to provide a single ubiquitous service to the maritime market that will help drive higher IP throughput at a lower cost to the vessel operator.

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

AccessX®, our new X-Band based service, again is technically similar to our Access Plus line, though customized for the military market, operates on commercial X-Band frequencies. Only recently have commercial X-Band frequencies been made available for use. We can offer X-Band services through our partnership with our Poland teleport operator. We have successfully tested and operated on XTAR and Paradigm X-Band fleets into our TomCat® product. We are one of the only providers that manufacture microsat terminals and can provide the service into the terminals it supplies via our Access X® service offering.

Overall, our Access service line continues to offer us the ability to grow our business. In addition to the growth that is offered through this line, the Access products, when considered with our customers drive to outsource their entire networks, is one of the prime mechanisms that has driven our Lifecycle Support service line as a separate yet integral suite of services.

Hosted Service Line

Our Hosted service line is based on creating scalable service offerings around complex and typically capital intensive technologies to allow service operators to expand their offerings while sharing the high cost of complex networks across multiple customers. This approach has allowed us to invest, develop, and capitalize in new communication technologies through our customers service needs. Our hosted products are currently positioned to address the needs of the enterprise, media and wireless vertical markets.

Hosted Cellular allows our customers the ability to outsource their switching services through a full-featured hosted mobile switching center for GSM/UMTS and CDMA/EVDO technologies. The target customer base includes hundreds of small to mid-sized cellular operators in North America, emerging cellular operators globally and large international operators extending their coverage and/or meeting Universal Services Obligations. This particular product is driven by leveraging our core service elements, including:

•	Our GSM-UMTS/HSPA Switching/Core Platform

•	Our CDMA-EVDO Switching/Core Platform

•	Domestic and international connectivity for voice, data and internet

•	Our network of Tier 1 IP terrestrial providers at our teleport locations and the interconnectivity between our teleport facilities

•	Our large pool of diverse satellite bandwidth coverage, frequencies and providers

•	Our centralized global NOC

The hosted value proposition is focused on creating alternative, cost-effective solutions to establish and/or grow cellular networks while delivering a compelling return on investment with lower capital requirements and operating expenses. In some cases, the hosted model represents the only viable financial model. The solution provides a cost-effective solution to introduce new services and technologies to an existing network (2G to 3G migration, SMS, MMS, etc.) and an affordable solution to deliver cellular services to unserved areas while meeting government-imposed Universal Services Obligations. Lastly, the solution provides an accepted and “trusted” source where large, established cellular operators are comfortable that its roaming customers will interoperate with our hosted customers and are paid under their respective roaming agreements.

We house our mobile switching center in our Kenneth A. Miller International Teleport. The switching systems are part of a complete central office facility that provides all the systems and services required to support a cellular operator. Our satellite solution incorporates mobile signaling but keeps voice traffic off the satellite, which minimizes operational cost and optimizes quality of service for local calling, and allows remote geographic areas to join the GSM network with a small investment in base stations and VSATs.

Our Ericsson GSM/UMTS Switching Core (“Core”) positions us to expand this business. The Core will provide a full featured hosted GSM/UMTS (2G/3G) platform to scale the hosted business in North America and internationally with the ability to migrate to LTE (4G) in the future.

Hosted Video minimizes customer capital and operating expenditures and is positioned to address the needs of the enterprise and media market verticals. A key differentiator for us in providing high quality networked service is the ability to leverage our facility in Hauppauge, New York, allowing for outstanding satellite and terrestrial connectivity. This product includes both the hardware for hosting the services and the software platforms for customers to securely publish, process and distribute their content. This solution also allows viewers to interact with the content and provides stakeholders with valuable viewership reporting. The capabilities for our Hosted Video product include:

•	Publishing platform for hosting of Video On Demand content

•	Media processing infrastructure for the transcoding of live and on-demand content for viewing across hybrid networks and for viewing on televisions, computers and mobile devices

•	Security platforms to ensure secure content delivery and digital rights management across diverse networks

•	Streaming media platform for delivery across hybrid network topologies

•	Interactive platform allowing viewers to interact with live presenters and on-demand content

•	Administrative platform providing customers with back office control and reporting

Lifecycle Support Service Line

Our Lifecycle support service line is an all encompassing service that supports Access and Hosted products across the globe. These services typically include installation, network monitoring, help desk, maintenance and professional engineering services. We are able to offer these lifecycle support products by leveraging our facilities infrastructure, including our teleports, our NOCs and our data centers, as well as our personnel and network of skilled technicians. We have government cleared personnel as well as commercial personnel across the globe supporting our Lifecycle support services today. In addition, we have global maintenance partners that provide us access to skilled technicians worldwide that allow us to quickly expand and contract our workforce globally. We provide the following products on either a stand-alone basis, or bundled with other service lines or infrastructure solutions.

Network Monitoring and Help Desk solutions provide 24/7 monitoring of satellite and terrestrial network systems and networks. Status and alarm monitoring coupled with our help desk services provide our customers with the ability to outsource monitoring of their networks. We provide customers with network troubleshooting and problem resolution support with escalation to technical resources personnel to address problems requiring detailed technical knowledge of equipment, systems and/or networking. We utilize a remedy-based trouble ticket system to track problems through conclusion. Customized reports are issued by our help desk to meet our customers’ requirements.

Installation and Maintenance solutions provide installation and maintenance services of satellite and terrestrial infrastructure at customer locations anywhere in the world. We have an established worldwide network of field technicians, consisting of both employees and contractors, to provide on-site services for customer networks. These technicians enable us to provide cost-effective, quick-response services for installation and required maintenance.

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

Our Lifecycle Support products are composed of four distinct phases: design, installation, maintenance, and customer service. This approach orchestrates the alignment of business and technical requirements at every phase.

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

Installation — Our global network of field technicians provides on-site, cost-effective, quick-response services for installation and required maintenance. Technicians are certified based on their skills. We have amassed a database of technicians that support network operations ranging from a simple VSAT to a complex hybrid network with IP networking responsibility across the globe.

Maintenance — Our full-service maintenance package provides customers with complete coverage in an economical, convenient and timely manner, all for a fixed monthly fee per location. With the full-service maintenance approach, we assume all responsibility for the network, including stocking a spares pool and restoring downlink systems to working order. Our maintenance service process involves remote troubleshooting at our NOC, followed up by an overnight shipment of a replacement item to the site in question. The field installation crew would also be dispatched and arrive on location at the time when the spare item has been received.

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

Infrastructure Solutions Overview

Our infrastructure solutions consist of the design, engineering and installation of ground segment systems and networks, which are deployed in communications and media delivery networks for the government, media, wireless and enterprise verticals. We combine our expert engineering and design capabilities with state-of-the-art technologies and products to provide solutions for building and maintaining satellite earth stations, uplink centers, and media broadcast centers and Internet protocol-based, or IP, communication networks. In the case of complex IP-based networks, our infrastructure solutions support a wide range of network applications and facilitate “quadruple play” services, comprised of video, data, voice and wireless communications.

We offer complete turn-key solutions providing system architecture and design, equipment rack and cable design and integration, site layout and design, all required civil works, power systems and installation and commissioning. Our experienced team offers all levels of training, staff augmentation and comprehensive lifecycle support.

Pre-Engineered Products

A key component of our infrastructure solutions is our product line of pre-engineered fixed and mobile/transportable satellite terminals and software-based network management systems, which are marketed under the Summittm, Explorertm and AxxSys® Orion brands. These product solutions are designed to address the government and commercial marketplace. Summit fixed satellite terminals have antenna apertures ranging from sub-meter to 21 meters in diameter using pre-engineered building blocks that assure high reliability and rapid response. Explorer mobile/transportable satellite terminals have antenna apertures ranging from sub-meter to 4 meters in diameter using highly integrated electronics and mechanical packaging techniques in order to provide ease of transport, light weight, small in size at a low cost. The AxxSys network management systems provides the capability to efficiently and securely manage, monitor and control small to large scale networks. A brief description of each product line is provided below:

Summit Product Line — Fixed Satellite Terminals

Summit fixed earth station antennas come in configurations ranging from sub-meter up to Standard A, customized for each installation from a field-proven set of blocks that provides high reliability satcom and fast turn-up at a very competitive price. Summit earth station antennas include all satcom electronics (L through Ka-band and all intermediate frequencies) needed to meet the customer’s requirements for transmit, receive and interface to terrestrial networks, either integrated into the antenna or within a separate shelter or building. With all products we include complete system documentation along with our commitment to provision into service.

Explorer Product Line — Transportable Satellite Terminals

Explorer satellite terminals are custom-configured for each customer’s requirements based on pre-engineered building block components with proven mission critical service in the field. The result is a perfect mix of high performance at an affordable cost. The product has integrated electronics for L, C, X, Ku and Ka bands which are suited for a wide range of military, institutional, news gathering, enterprise, disaster recovery and other applications. This product is available in sizes ranging from sub-meter up to 4 meters. Depending on the requirements, they can be configured as vehicle-mounted, trailer-mounted, transportable or fly-away terminals.

These products provide cost-effective, two-way communications in locations where traditional communication infrastructure is inadequate or nonexistent.

With the launch of the new WGS and XTAR satellites, we are focusing efforts on upgrading the existing auto-acquisition products for both X and Ka band. Under a NATO contract we are developing a new X band vehicle and trailer mounted satellite terminal solution. This past year we formally launched a new X band Micro 45 cm satellite terminal, the TomCattm X band product. Recently, we completed government certification of our Ka band 1.2 Meter Auto-Explorer for use on WGS satellites. The explorer product line includes a range of terminals highlighted below:

TomCattm X Band is a light-weight, man-transportable X band satellite communications system that sets-up and can be operational within minutes. The TomCattm weighs just 35 pounds and can reach downlink capacity of up to 3Mbps and uplink capacity of 1.5Mbps. The terminal was designed to address the growing use of the U.S. military’s new wideband global satellite system for use in tactical environments and other rapid response applications.

Auto-Explorer 0.77/1.0/1.2 Meter Ku Band terminals were designed for ease of operation by non-satellite personnel by incorporating automatic satellite acquisition technology. These satellite terminals include an integrated electronics package designed to incorporate the radio frequency, monitor and control and satellite modem components into an outdoor mounted package.

Auto-Explorer 1.2 Meter Ka Band is a self-contained, portable, auto-acquisition terminal for Ka band satcom applications, specifically tailored for the government’s WGS constellation of satellites.

Auto-Explorer 1.2 Meter X Band is an auto-aligning flyaway that brings the benefits of a self-contained, portable, auto-acquisition satellite terminal to military and government users accessing X band satellites.

Explorer TES is a trailer mounted transportable earth station antenna that serves as a primary earth station or remote hub for the most demanding applications.

GlobalStorm 2400/3700 is a trailer based earth station antenna systems are utilized for field communications, featuring 2.4 meter and 3.7 meter antennas which are large enough for difficult links.

Explorer Pallet is a vehicle-mounted transportable satellite communication pallet antenna providing single or multi-band terminals for operation on X band military satellites as well as C, Ku and Ka band commercial satellites.

AxxSys® Network Management System

Our pre-engineered products also include a line of AxxSys network management systems designed for management and control of satellite-terrestrial networks and include flexible interface devices that can be configured to communicate with satellite communications equipment and networking equipment from various manufacturers. The following details our products in this category:

AxxSys® Network Management Systems are computer-based network management systems that monitor and control satellite communication equipment and satellite terminal networks. AxxSys-based network management systems provide status reporting locally or remotely and provide the ability to manage distributed satellite communications networks on a global basis. Our current version AxxSys Orion monitors and controls all of the terrestrial elements of a satellite communications network. This includes the ability to manage other network elements, such as, routers, microwave, fiber and wireless subsystems. Deployed over an industry-standard IP network, it is capable of monitoring and controlling from dozens to thousands of devices. Network management systems are key to simplifying operations and maintenance of satellite-based networks and, therefore, add value to the systems and networks we integrate.

SpyGlass Carrier Monitoring Systems® are computer-based carrier monitoring tools for service providers who need to monitor and manage their transmissions to ensure service reliability and availability. Our SpyGlass® family of carrier monitoring tools integrates with the AxxSys network management system to provide ease of operation.

Systems Design and Integration Product

We design, integrate, install, test and commission complex communication and media networks solutions to meet the needs of our customers. Our custom systems design and integration services are largely focused on requirements for media broadcast and distribution solutions, satellite earth stations, uplink centers, broadcast centers and next generation IP-based networks. This segment of our business is based on our core engineering expertise in satellite earth stations and network design, media-broadcast engineering, IP network engineering and network management system design.

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

An illustrative example of our system design and integration solution product is our project with a major media and entertainment company, or the customer. This customer is one of the world’s largest mobile carriers, with a 25% share in the India market. In considering the Direct to Home (“DTH”) business, the customer’s vision was that with competitive DTH service in place, it could go to market to thousands of retail outlets in over 50 cities as well as by texting sales offers to mobile subscribers. In addition to the immediate DTH opportunity, the customer was also thinking long-term. The consumption of video entertainment is undergoing a revolution, and they wanted to position themselves to enter emerging markets for video-on-demand, IPTV and mobile video with an economical solution platform. After considering all of their requirements, we were chosen for our ability to provide fully integrated solutions, based on our knowledge of leading-edge technologies and integration expertise.

Our solution started with designing and installing a DTH program acquisition and uplink center. We have built uplink facilities for some of the world’s leading satellite television networks, from Sky and DirecTV to ASTRO and Star TV. The customer’s acquisition and uplink center featured two 11.3 meter Ku-band antennas, eighteen 4.5 meter receive-only antennas and our AxxSys Orion monitor and control system. The process of designing the broadcast center involved a combination of technologies that had not been brought together before on this scale. One innovative technology utilized was MPEG-4 compression, which offered a 25% bandwidth savings. A second innovation was the comprehensive use of Internet protocol inside the broadcast center. They wanted every bit of content entering the broadcast center to be encoded as IP, despite the fact that it would be converted to DVB-S2 and multiplexed before going up onto the satellite. We also designed and built a Network Operations Center for the broadcast center. In addition to the usual confidence monitoring system with its “video wall,” Indian law required the development of a compliance monitoring system that recorded and stored all broadcast content for 90 days.

Making the facility IP-centric is a key to the future for the customer. To this end, we developed a new architecture called a Media Processing Center (MPC). Because we encode everything as IP upon ingest, the MPC speaks IP as its native format. Today, they are focusing on the DTH market; however, going forward, the MPC architecture will allow them to easily introduce IPTV, with minimal modifications, and to provide a platform for other video services, including IP-based mobile TV. The MPC architecture requires that every piece of equipment in the facility be selected with the future in mind. The conditional access system has the ability, with upgrades, to control IPTV streams and mobile TV streams for over 250 plus channels with basic, premium and pay-per-view movie channels. Our approach required the encoder and multiplexer supplier to provide advanced compression that would work across all potential platforms. When tying all the systems together, we devised a highly distributed solution that provides better reliability and avoids a single point of failure.

The customer’s new DTH service has received very positive feedback. They conducted picture quality analyses at locations around the country and found that the quality of their video was superior to competitors from the first day of service.

Sales and Marketing

We continually evaluate our sales and marketing efforts as we expand our product and service offerings. We approach the marketplace from both a market and a product perspective. We market our products and services to a diverse group of market verticals that include government, enterprise, media, maritime and wireless service providers. We have structured our sales and marketing approach to respond effectively to the opportunities in these markets.

Our corporate sales offices sell and market our products and services in the United States and internationally in specific vertical markets within the government and commercial markets. Our specific government vertical markets currently consist of Afghanistan, the United States Department of Defense, domestic and international intelligence agencies and civilian and diplomatic markets. The commercial sales offices focus mainly on broadcast, wireless/cellular service providers, enterprise and maritime customers.

One of our goals is to brand the Globecomm name as an end-to-end managed network service provider. As we continue to expand our reach into new markets, we must expand our name brand recognition to these markets as well. This will include updating marketing material which illustrates the synergy in the integration of all entities. This material is aimed both at potential customers and helping support the effort of continued training of the personnel in our global offices. Ensuring that each person understands the breadth of our capabilities is vital to ensuring that we maximize the potential business from each of our existing and new customers.

Our regional business teams sell and market our products and services in concert with the corporate sales offices. Business teams are located in New York, the GSM and Cachendo teams are located in Maryland, the Mach 6 and C2C teams are located in the Netherlands, the Telaurus team is located in New Jersey and the Evosat team is located in South Africa. The teams focus on targeted trade shows, demos and consultants teamed with company-wide events and marketing. We believe that this focused effort, along with the development of the corporate sales offices to proactively market our offerings to specific market segments, will lead to increased market share across all business units.

These regional business teams are responsible for orders in the regions and/or markets to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have regional business teams responsible for the Americas, Asia Pacific and Eastern Atlantic (Africa, the Middle East and Europe) regions. We also have a business team dedicated to the government marketplace, and a GSM service team which is focused largely on the U.S. government marketplace. Furthermore, the Mach6 and C2C business teams provide services and infrastructure to governments and organizations internationally while our Evosat business unit provides connectivity and products worldwide.

In addition, we have expert teams who are focused on leveraging our know-how in IP networking, broadcast technology, pre-engineered systems, network management systems and network services to provide added value to our products, services and solutions. The strength of our expert teams allows us to continue our Annual Technology Forum.

The regional business and technology focused expert teams work together with the corporate sales offices to identify, develop and maintain customer relationships through local sales representatives, sales executives and account managers. Together, they develop close and continuing relationships with our customers. Our local sales representatives provide a local presence in their regions and identify prospective customers for our sales executives. Our account managers may also function as project engineers for network integration and service initiation programs for their accounts. We believe this account management focus provides continuity and loyalty between our customers and us. We also believe that our approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for the new products and services that we develop. In addition, we obtain sales leads through referrals from industry suppliers.

We use direct mailings, print advertising and social media to targeted markets and trade publications to enhance awareness and acquire leads for our direct and indirect sales teams. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters, Armed Forces Communications and Electronics Association, Communication Media Management Association and other industry associations. Globecomm plans to participate in multiple corporate sponsored tradeshows over the next year, including SATCON and SATELLITE 2011 in the satellite communications industry; IBC and NAB for the media vertical, several government tradeshows including MILCOM and LANDWARNET, wireless shows including CTIA, CANSO and RCA, enterprise shows including Streaming Media East and West and maritime shows including Posidonia and SMM. We also provide marketing information on our website and conduct joint marketing programs with sales representatives in various regions to reach new customers.

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

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, such as Ascent Media, Globecast and Convergent Media Systems. In addition, in managed network services we may compete with other communications services providers such as Caprock and Segovia, and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services.

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

Acquisitions

On March 5, 2010, we acquired from Carrier to Carrier Telecom Holdings Ltd (the “Seller”), a privately owned company, all of the issued shares of C2C, a company incorporated in the Netherlands, and the business assets of Evocomm each of C2C and Evocomm being a wholly-owned subsidiary of the Seller. Pursuant to the terms of the acquisition we also acquired from Evocomm all the issued shares of Evosat (Pty) Ltd (“Evosat”), a company incorporated in South Africa.

C2C employs approximately 21 staff and provides satellite services across Africa, the Middle East, Europe and Asia, and maintains services in the Atlantic, Mediterranean, Gulf of Mexico and Indian Ocean regions through its teleport facility in the Netherlands. Evosat and Evocomm employ approximately 11 staff and provide Immarsat land-based BGAN (Broadband Global Area Networks) and maritime-based fleet broadband capabilities.

Pursuant to the terms of the Acquisition Agreement, we paid a cash purchase price of $15.0 million (funded through $2.5 million of the Company’s current cash position and $12.5 million through a five-year, acquisition term loan (the “Acquisition Loan”) provided by Citibank, N.A. on March 5, 2010, issued under the Company’s existing credit facility). The Seller also may be entitled to receive additional cash payments of up to an aggregate of $10.9 million, subject to an earn-out based upon the acquired businesses achieving certain earnings milestones within twenty-four months following the closing. We have estimated the fair value of the earn-out to be $4.4 million which has been recorded in the consolidated balance sheet.

Customers

We have established a diversified base of customers in a variety of market verticals. Our customers include government, enterprise, media, maritime and wireless service providers. We typically rely upon a small number of customers for a large portion of our revenues. We derived 12% of our revenues in the year ended June 30, 2010 from Northrop Grumman Information Technologies Inc. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) as we seek to expand our business and customer base.

Backlog

At June 30, 2010, our backlog was approximately $163.9 million compared to approximately $153.9 million at June 30, 2009. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2010, $62.4 million, or approximately 38.1%, of our backlog represented contracts with two customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled, delayed or revised. See the section entitled “Risk Factors.”

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

Research and Development

We have developed internal research and development resources in Internet protocol networks, content delivery networks, broadcast systems, network management systems and pre-engineered systems. The costs of developing new technologies are funded by our investments and by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on continued development of our software-based distributed core network to support our wireless hosted switch service offering for our service provider customers, development of multimedia broadcast data center solutions for direct to home, TV to mobile devices and IPTV applications, expanding X and Ka band product capabilities, enhancements to pre-engineered AxxSys network management systems for all our earth terminal and network customers and pre-engineered Explorer satellite systems for our government customers and enhancements to our se@comm maritime communications suite of software products and value added services. For the years ended June 30, 2010, 2009 and 2008, we have incurred approximately $3.3 million, $2.4 million, and $1.9 million, respectively, in internal research and development expenses.

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

Government Regulations

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed teleports in Hauppauge, New York, and Laurel, Maryland, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained or applied for, and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our teleports. We have also obtained and maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier, which authorization also extends to GNSC, and have obtained and maintain similar authorization for Telaurus. We have also obtained a license from Agentschap Telecom, the licensing authority in The Netherlands, for the teleports operated by Mach 6 and C2C in The Netherlands. These licenses should be renewed in the normal course as long as we remain in compliance with applicable rules and regulations relating to the licenses. However, we cannot guarantee that additional licenses will be granted when our existing licenses expire, nor can we assure you that the applicable regulatory agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

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

Employees

As of June 30, 2010, we had 416 full-time employees, including 188 in engineering and program management, 105 in the manufacturing, operations support and network operations, 49 in sales and marketing and 74 in management and administration. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Geographic Areas

Revenues from foreign sales as a percentage of total revenues for each of the three years in the period ended June 30, 2010 are set forth in Note 17 of the Notes to Consolidated Financial Statements.

Financial Information About Business Segments

The revenues and operating profits of each business segment for each of the three years in the period ended June 30, 2010 and the identifiable assets attributable to each business segment as of June 30, 2010 and June 30, 2009 are set forth in Note 16 of the Notes to Consolidated Financial Statements.

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

Risks Related to Our Business

Reductions in telecommunications equipment and systems spending have negatively affected our revenues and profitability of our infrastructure solutions segment, which may not be offset by the growth in our services segment.

During the past several years, as a consequence of the worldwide financial and economic crisis and continuing business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the year ended June 30, 2010, our infrastructure solutions segment in particular was impacted by these factors. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past. The growth of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with two customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We derive a substantial portion of our revenues from the government marketplace, and a downturn in this marketplace would adversely affect us.

In the year ended June 30, 2010, we derived 62% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.

There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the current government involvement in supporting various financial institutions and mounting government deficits will likely result in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods.

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

We market and sell a substantial portion of our products and services internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future, including revenues from our Mach 6, Telaurus, C2C and Evocomm acquisitions, with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our products and services to customers;

•	difficulties in collecting accounts receivable could affect our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the International Emergency Economic Powers Act or similar legislation;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our products and services across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our products and services could adversely impact the quality of our products and services;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	complex foreign laws and treaties could affect our ability to compete; and

•	potentially adverse taxes could affect our results of operations.

These and other risks could impede our ability to manage our international operations effectively, limit the future growth and profitability of our business, increase our costs and require significant management attention.

Our service revenue has increased as a percentage of total revenue and if our service revenue decreases or margins decrease, our results of operations will be harmed.

The future revenues and results of operations of our services segment are dependent on the development of the market for its current and future services. In fiscal 2010, services revenues increased to 60% of total revenues compared to 48% and 32% in fiscal 2009 and 2008, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.

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

We have made several recent acquisitions and intend to continue pursuing acquisitions or investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangibles assets. Acquisitions involve numerous risks, including:

•	failure of the acquisition or investment to meet the expectations upon which we made a decision to proceed;

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	substantial transaction costs;

•	the potential of significant goodwill and intangibles write-offs in the future in the event that an acquisition or investment does not meet expectations;

•	increased expenses associated with the consummation and integration of an acquisition; and

•	loss of key employees, customers or suppliers of any acquired business.

We cannot assure you that any acquisition or strategic investment will be successful and will not adversely affect our business, results of operations or financial condition.

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

In the end-to-end satellite-based enterprise solutions and broadcast services markets, we compete with other satellite communication companies who provide similar services, like Ascent Media, Globecast, and Convergent Media Systems. In addition, in our services segment we may compete with other communications service providers such as Caprock and Segovia, and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

We derive, and expect to continue to derive, a significant amount of revenues from the sale of satellite infrastructure solutions. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may decline or grow more slowly than we expect. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures and depressed margins. As a result, we may not be able to grow our infrastructure business, our revenues may decline from current levels and our results of operations may be harmed. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, the uncertain general economic conditions have affected the overall rate of capital spending by many of our customers. Also, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Past economic slowdowns resulted in a softening of demand from our customers. We cannot predict the extent to which demand will increase, nor the timing of such demand.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From July 1, 2009 through June 30, 2010, our stock price ranged from a low of $6.34 per share to a high of $8.99 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport facility and production facilities, as well as the offices and network operations center of GNSC. We also own a facility containing approximately 20,000 square feet of space on approximately three acres located in Laurel, Maryland, which houses the teleport facility and network operations center of GSM. We lease warehouse space in Hauppauge, New York and rent office space in Laurel, Maryland, Cedar Knolls, NJ, Arlington, Virginia, the Netherlands, the United Kingdom, Germany, the United Arab Emirates, Singapore, Hong Kong, Afghanistan, and South Africa. We believe that our facilities are adequate for our current needs and for the foreseeable future; we also expect that suitable additional space will be available as needed. Total monthly rent expense for these locations is approximately $195,000.

Item 3.	Legal Proceedings

None.

Item 4.	Removed and Reserved

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Market under the symbol “GCOM.” The quarterly high and low sales prices of our common stock for fiscal 2010 and 2009 are as follows:

	High	Low

2010
Quarter ended September 30, 2009	$8.57	$6.34
Quarter ended December 31, 2009	8.24	6.36
Quarter ended March 31, 2010	8.29	6.54
Quarter ended June 30, 2010	8.99	7.25
2009
Quarter ended September 30, 2008	$10.94	$7.45
Quarter ended December 31, 2008	8.90	3.96
Quarter ended March 31, 2009	6.11	4.29
Quarter ended June 30, 2009	7.84	5.10

At September 9, 2010, there were approximately 3,900 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq Global Market on September 9, 2010, our market price per share was $7.03.

As of June 30, 2010, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2010

Number of securities
remaining available
	Number of		for future
	securities to be	Weighted-average	issuance under
	issued upon exercise	exercise price	equity compensation
	of outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
PLAN CATEGORY	and rights	and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,090,004	$6.52	—
Equity compensation plan not approved by security holders(1)	35,000	6.82	—

Total	1,125,004	$6.53	—

(1)	Shares were issued as part of the Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan, which was established in connection with the acquisition of Telaurus. The Compensation Committee of our board of directors administers the plan. The plan allowed for (i) stock option grants with a ten-year limit on exercise from the date of the grant (with 1/4 of the stock option grant vesting on the anniversary of the date of the grant each year for four years), (ii) restricted stock grants (with 1/3 of the restricted stock grant becoming transferable on the anniversary of the date of the grant each year for three years) and (iii) restricted stock unit grants (with 1/3 of the restricted stock unit grant becoming transferable on the anniversary of the date of the grant each year for three years). Under the plan, awards could be granted with respect to 60,000 shares of common stock of the Company, 35,000 shares of which were granted in the form of restricted stock. Pursuant to its terms, no further awards may be made under the plan. Awards are subject to adjustments upon certain changes in our common stock or other corporate events.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return, assuming dividend reinvestment of $100 invested in the Company’s common stock on June 30, 2005 through June 30, 2010 with the cumulative total return, assuming dividend reinvestment of $100 invested in the Nasdaq Global Market (U.S.) Index and a Self Constructed Peer Group Index. The peer group consists of the following companies: Comtech Telecommunications Corp., EMS Technologies, Inc., ViaSat, Inc., and Telecommunication Systems Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globecomm Systems Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.	Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2010 have been derived from our audited consolidated financial statements. EBITDA represents net income before interest income, interest expense, provision (benefit) for income taxes, depreciation and amortization expense and gain on liquidation of foreign subsidiary. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use EBITDA in measuring performance relative to that of our competitors and in evaluating acquisition opportunities. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies.

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

Selected Financial Data
(In thousands, except per share data)

	Years Ended June 30,
	2010	2009	2008	2007	2006

Statements of Operations Data:
Revenues from infrastructure solutions	$92,021	$88,817	$133,634	$114,612	$97,967
Revenues from services	135,796	81,344	62,891	36,133	28,069

Total revenues	227,817	170,161	196,525	150,745	126,036

Costs and operating expenses:
Costs from infrastructure solutions	75,974	73,877	106,699	92,197	81,410
Costs from services	99,424	60,995	47,739	29,052	23,605
Selling and marketing	14,977	12,985	10,873	8,376	7,029
Research and development	3,342	2,392	1,913	1,451	1,052
General and administrative	23,957	15,954	15,888	12,297	9,589

Total costs and operating expenses	217,674	166,203	183,112	143,373	122,685

Income from operations	10,143	3,958	13,413	7,372	3,351
Other income (expense):
Interest income	386	534	1,733	1,370	965
Gain on liquidation of foreign subsidiary	—	—	—	—	264
Interest expense	(106)	—	(285)	(205)	—
Interest expense earn-out	(178)	—	—	—	—

Income before income taxes	10,245	4,492	14,861	8,537	4,580
Provision (benefit) for income taxes	2,343	1,193	(12,158)	211	88

Net income from continuing operations	$7,902	$3,299	$27,019	$8,326	$4,492

Basic net income from continuing operations per common share	$0.38	$0.16	$1.39	$0.53	$0.30

Diluted net income from continuing operations per common share	$0.38	$0.16	$1.34	$0.50	$0.29

Weighted-average shares used in the calculation of basic net income from continuing operations per common share	20,560	20,219	19,476	15,795	15,001

Weighted-average shares used in the calculation of diluted net income from continuing operations per common share	20,992	20,507	20,140	16,672	15,608

	Years Ended June 30,
	2010	2009	2008		2007	2006

Other Operating Data:
Net income	$7,902	$3,299	$27,019		$8,326	$4,492
Other income, net	(102)	(534)	(1,448)		(1,165)	(1,229)
Provision (benefit) for income taxes	2,343	1,193	(12,158	)(a)	211	88
Depreciation and amortization	7,479	5,968	5,742		3,333	3,023

EBITDA	$17,622	$9,926	$19,155		$10,705	$6,374

Cash flows provided by (used in) operating activities	$13,560	$9,011	$9,207		$14,357	$(1,129)
Cash flows used in investing activities	(28,026)	(16,719)	(5,008)		(36,877)	(2,484)
Cash flows provided by financing activities	13,449	339	21,642		23,566	2,531
Capital expenditures	8,772	4,336	5,008		17,808 (c)	2,484
Backlog at end of year	163,937	153,865	146,787		141,198	90,930

	June 30,
	2010		2009	2008		2007		2006

Balance Sheet Data:
Cash and cash equivalents	$42,863		$44,034	$51,399	(b)	$25,558		$24,512
Working capital	76,712		74,644	79,009		37,251		43,695
Total assets	240,710		191,539	193,092		142,883		93,234
Long-term liabilities	14,021	(e)	1,506	957		13,568	(d)	353
Total stockholders’ equity	167,103		154,812	148,776		83,513		67,016

(a)	During fiscal 2008 we recorded a non-recurring tax benefit of $12.5 million primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance. See Note 15 of the Notes to Consolidated Financial Statements.

(b)	The increase in cash at June 30, 2008 is due to approximately $36.4 million in net proceeds from an offering of equity securities completed in August and September 2007.

(c)	Capital expenditures of $17.8 million primarily related to the purchase of network operations center and teleport assets primarily for a large program with Showtime Network Inc. as to which service began on July 1, 2007. In addition, we upgraded our facility to meet the requirements of our increase in business levels.

(d)	The increase in long term liabilities at June 30, 2007 is primarily due to a term loan used to partially fund the acquisition of GlobalSat. The balance of the term loan was repaid on September 26, 2007.

(e)	The increase in long term liabilities at June 30, 2010 is primarily due to a term loan used to partially fund the acquisition of C2C, Evocomm and Evosat on March 5, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from the government marketplace and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts, which directly impacts our military-related sector business.

The products and services we offer include: pre-engineered products, systems design and integration services, access, hosted, and lifecycle support services. To provide these products and services, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises and media and content broadcasters.

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

In the year ended June 30, 2010, 12% of our revenues were derived from Northrop Grumman Information Technologies Inc. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the years ended June 30, 2010 and 2009.

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

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract, and administrative functions, as well as amortization of intangible assets.

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

We recognize revenue using the percentage-of-completion method of accounting upon the achievement of certain contractual milestones, for our non-standard, complex production-type contracts for the production of satellite ground segment systems and equipment that are generally integrated into the customer’s satellite ground segment network. The equipment and systems produced in connection with these contracts are typically long-term (in excess of twelve months in term) and require significant customer-specific engineering, drafting and design effort in order to effectively integrate all of the customizable earth station equipment into the customer’s ground segment network. These contracts generally have larger contract values, greater economic risks and substantive specific contractual performance requirements due to the engineering and design complexity of such systems and related equipment. Progress payments received in advance by customers are netted against the inventories balance.

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

Goodwill and Other Intangibles Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the year ended June 30, 2010 that resulted in the impairment of any goodwill or other intangible assets.

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

At June 30, 2010 and June 30, 2009, we had a liability for unrecognized tax benefits of approximately $1,085,000 and $106,000, respectively which if recognized in the future, would favorably impact our effective tax rate.

We record both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At June 30, 2010 and June 30, 2009 we had not accrued any amounts for the potential payment of penalties and interest.

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

As of June 30, 2010 there was approximately $3,891,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2010 there was approximately $173,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.1 years.

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

Recent Accounting Pronouncements

On July 1, 2009 the Company adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement resulted in the inclusion of acquisition related costs of $940,000 in general and administrative expenses in the year ended June 30, 2010.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year 2011); however, early application is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

Results of Operations

Fiscal Years Ended June 30, 2010 and 2009

Our consolidated results of operations for the year ended June 30, 2010 include results of Mach 6, Telaurus, C2C, Evocomm and Evosat. These acquisitions took place on February 27, 2009, May 29, 2009, and March 5, 2010 (for C2C, Evocomm and Evosat), respectively, and were not included in the corresponding periods in fiscal 2009, except for four months of results for Mach 6 and one month of Telaurus.

Revenues from Infrastructure Solutions.  Revenues from infrastructure solutions increased by $3.2 million, or 3.6%, to $92.0 million for the fiscal year ended June 30, 2010 from $88.8 million for the fiscal year ended June 30, 2009. The increase in revenue was due to the timing of revenue milestones reached in the system design and integration offering offset by a decrease in revenue in pre-engineered systems primarily driven by a decline in bookings of contract orders due to the global economic slowdown, which resulted in government and commercial customers and prospects delaying or cancelling projects which, in particular affected pre-engineered systems. Due to the current global economic conditions, it is difficult to assess whether or not future bookings and revenue will meet or exceed levels experienced in the fiscal year ended June 30, 2009 and June 30, 2008.

Revenues from Services.  Revenues from services increased by $54.5 million, or 66.9%, to $135.8 million for the fiscal year ended June 30, 2010 from $81.3 million for the fiscal year ended June 30, 2009. The increase in revenues was due to $33.5 million of revenue from Mach 6, Telaurus, C2C and Evocomm along with an increase in our access service offering primarily in the government marketplace.

Costs from Infrastructure Solutions.  Costs from infrastructure solutions increased by $2.1 million, or 2.8%, to $76.0 million for the fiscal year ended June 30, 2010 from $73.9 million for the fiscal year ended June 30, 2009. The gross margin from infrastructure solutions increased to 17.4% for the fiscal year ended June 30, 2010 compared to 16.8% for the fiscal year ended June 30, 2009. The increase in gross margin was mainly attributable to product mix, specifically the increase in margin in the government marketplace.

Costs from Services.  Costs from services increased by $38.4 million, or 63.0%, to $99.4 million for the fiscal year ended June 30, 2010 from $61.0 million for the fiscal year ended June 30, 2009. Gross margin for services increased to 26.8% for the fiscal year ended June 30, 2010 compared to 25.0% for the fiscal year ended June 30, 2009. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Selling and Marketing.  Selling and marketing expenses increased by $2.0 million, or 15.3%, to $15.0 million for the fiscal year ended June 30, 2010 from $13.0 million for the fiscal year ended June 30, 2009. The increase was primarily a result of marketing expenses of $2.2 million incurred at Mach 6, Telaurus, C2C and Evocomm, partially offset by a decrease in salary and salary-related expenses and other marketing expenses due to previous cost savings initiatives.

Research and Development.  Research and development expenses increased by $1.0 million, or 39.7%, to $3.3 million for the fiscal year ended June 30, 2010 from $2.4 million for the fiscal year ended June 30, 2009. The increase was principally due to costs associated with expanding X and Ka band product capabilities, along with research and development costs of $0.7 million at Telaurus.

General and Administrative.  General and administrative expenses increased by $8.0 million, or 50.2%, to $24.0 million for the fiscal year ended June 30, 2010 from $16.0 million for the fiscal year ended June 30, 2009. The increase was a result of $4.8 million of general and administrative expenses incurred at Mach 6, Telaurus, C2C and Evocomm (inclusive of an increase of $0.8 million of amortization of intangibles related to these acquisitions), acquisition-related costs of approximately $0.9 million, an increase in the pay for performance plan based on operating results, $0.5 million to record to the fair value of forward contracts to purchase euros to settle a purchase obligation, and an increase in salary and salary-related expenses due to increases in headcount. Acquisition-related costs of $0.9 million were included in fiscal 2010, but not in fiscal 2009, due to a change in accounting principles adopted July 1, 2009.

Interest Income.  Interest income decreased by $0.1 million, or 27.7%, to $0.4 million for the fiscal year ended June 30, 2010 from $0.5 million for the fiscal year ended June 30, 2009, as a result of a decrease in interest rates.

Interest Expense.  Interest expense increased by $0.1 million, as a result of the issuance of debt on March 5, 2010 related to the acquisition of C2C and Evocomm.

Interest Expense earn-out.  The interest expense earn-out is a result of the earn-out accrual related to the acquisition of C2C and Evocomm on March 5, 2010.

Provision for income taxes.  The provision for income taxes increased as a result of the increase in income before income taxes partially offset by a decrease in our effective rate to 23% for the year ended June 30, 2010 from 27% for the year ended June 30, 2009. The effective rate for the year ended June 30, 2010 included a net benefit for non recurring tax adjustments which primarily represented research and development tax credits related to fiscal years 2006 through 2009. Our effective rate for fiscal 2010 excluding these non recurring items was 37%. The effective rate for the year ended June 30, 2009 includes a discrete tax benefit associated with non-taxable life insurance proceeds due to the passing of our former President and a research and development tax credit.

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

Liquidity and Capital Resources

At June 30, 2010, we had working capital of $76.7 million, including cash and cash equivalents of $42.9 million, restricted cash of $5.0 million, net accounts receivable of $49.2 million, inventories of $34.5 million, prepaid expenses and other current assets of $3.1 million and current deferred income taxes of $1.6 million, offset by $36.9 million in accounts payable, $2.3 million in deferred revenues, $6.4 million in accrued payroll and related fringe benefits, $11.5 million in accrued expenses and $2.5 million in current portion of long term debt.

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

Net cash provided by operating activities during the fiscal year ended June 30, 2009 was $13.6 million, which primarily related to an increase in accounts payable of $11.3 million due to the increase in inventories and timing of payments to vendors, net income of $7.9 million, a non-cash item representing depreciation and amortization expense of $7.5 million primarily related to depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, non-cash stock compensation expense of $2.3 million, an increase in accrued expenses of $2.1 million resulting from customer deposits received as part of service agreements, a decrease in deferred income taxes of $2.0 million primarily due to net income generated in the period partially offset by research and development credits for fiscal years ended June 30, 2006 through June 30, 2009, and an increase in accrued payroll and related fringe benefits of $1.8 million due to awards under the pay for performance plan and an increase in headcount, partially offset by an increase in inventory of $17.1 million due to timing of shipments and purchases of equipment for milestones to be reached in future periods, a decrease in deferred revenue of $3.1 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and an increase in accounts receivable of $1.1 million due to increase in revenue and timing of customer payments.

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

Net cash used in investing activities during the fiscal year ended June 30, 2010 was $28.0 million, which consisted of $13.9 million related to the acquisition of C2C, Evocomm and Evosat, capital expenditures of $8.8 million related to the purchase of hosted mobile core switch asset, network operations center and teleport assets and $5.0 million of restricted cash related to a potential earnout for C2C and Evocomm acquisitions.

Net cash used in investing activities during the fiscal year ended June 30, 2009 was $16.7 million, which consisted of $6.0 million related to the acquisition of Mach 6, $6.4 million related to the acquisition of Telaurus and capital expenditures of $4.3 million related to the purchase of network operations center and teleport assets.

Net cash provided by financing activities during the fiscal year ended June 30, 2010 was $13.4 million, which primarily related to $12.5 million of borrowings from the term note used to fund the acquisition of C2C and Evocomm, $1.1 million related to proceeds from the exercise of stock options, and $0.5 million related to proceeds from the sale of common stock, partially offset by $0.6 million of repayments on the Acquisition loan.

Net cash provided by financing activities during the fiscal year ended June 30, 2009 was $0.3 million, which related to proceeds from the exercise of stock options.

On May 28, 2010, we entered into Amendment No. 4 to our committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 26, 2011. The credit facility is comprised of a $65 million line of credit (the “Line”) and a foreign exchange line in the amount of $15 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit;

(b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings. At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At June 30, 2010, the applicable margin on the LIBOR rate was 225 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio, EBITDA minimums and minimum capital base, with which the Company was in compliance at June 30, 2010. As of June 30, 2010, in addition to the Acquisition Loan described above there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2016. Future minimum lease payments due on these leases through June 30, 2011 are approximately $41.3 million.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2011. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Contractual Obligations and Commercial Commitments

At June 30, 2010, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Operating leases	$76,362	$41,279	$26,616	$8,353	$114
Long-term debt	11,875	2,500	5,000	4,375	—

Total contractual obligations	$88,237	$43,779	$31,616	$12,728	$114

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than			More than
Other Commercial Commitments	Committed	1 year	1-3 years	4-5 years	5 years

Standby letters of credit	$8,074	$3,310	$4,288	$476	$—

Total commercial commitments	$8,074	$3,310	$4,288	$476	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. In January 2010, we entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros to cover specific purchase commitments for an infrastructure program for material to be purchased within the next year. We recorded approximately $0.5 million loss to general and administrative expense in the year ended June 30, 2010 to adjust these contracts to market value as of June 30, 2010. There will be fluctuation in our results quarter to quarter as we mark to market these forward exchange contracts. At June 30, 2010 we had open foreign currency forward exchange contracts to purchase approximately 2.3 million Euros. Holding other variables constant, if there were a ten percent devaluation in the Euro, it would result in a $0.3 million unrealized loss to be recorded in the results of operations.

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

Evaluation of Disclosure Controls and Procedures.  Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, the Company’s management used the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective. We have excluded from this assessment the operations of C2C, Evocomm and Evosat since these subsidiaries were acquired in the year ended June 30, 2010. C2C, Evocomm and Evosat contributed approximately $6.2 million and $0.7 million of revenue and net income, respectively, for the year ended June 30, 2010. Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 has been audited by our independent auditors, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A)(1) Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

(2) Index to Consolidated Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

All other schedules for which provision is made in the applicable accounting regulation from the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Index of Exhibits

Exhibit
No.

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2		See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).
10.1		Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2		The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.3		1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.4		Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.5		2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).
10.6		Asset Purchase Agreement, dated May 2, 2007, by and between the Registrant and Lyman Bros., Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).
10.7		Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10	.8**	Employment Agreement, dated as of April 23, 2007, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10	.9**	Amendment to Employment Agreement, dated as of April 1, 2008, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.10		Employment Agreement, dated as of June 30, 2008, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.11		Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.12		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.13		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.14		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.15		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Keith Hall and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

Exhibit
No.

10.16	Credit Agreement, dated March 11, 2009, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 11, 2009).
10.17	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.18	Amendment No. 2 to Employment Agreement, dated as of July 21, 2009, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.19	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.20	Acquisition Agreement, dated March 5, 2010, by and among the Registrant, Globecomm Holdings BV, Globecomm (BVI) Ltd and Carrier to Carrier Telecom Holdings Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.21	Asset Purchase Agreement, dated March 5, 2010, by and among the Registrant, Globecomm (BVI) Ltd, Carrier to Carrier Telecom Holdings Limited and Evocomm Communications Limited (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.22	Amendment No. 4 to Credit Agreement, dated May 28, 2010 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 28, 2010)
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

**	Portions of this agreement have been omitted and filed separately with the secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

(B)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(C)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBECOMM SYSTEMS INC.

Date: September 13, 2010	By: /s/ DAVID E. HERSHBERG David E. Hershberg, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID E. HERSHBERG David E. Hershberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/13/10

/s/ ANDREW C. MELFI Andrew C. Melfi	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/13/10

/s/ KEITH A. HALL Keith A. Hall	President and Chief Operating Officer and Director	9/13/10

/s/ RICHARD E. CARUSO Richard E. Caruso	Director	9/13/10

/s/ HARRY L. HUTCHERSON Jr. Harry L. Hutcherson Jr.	Director	9/13/10

/s/ BRIAN T. MALONEY Brian T. Maloney	Director	9/13/10

/s/ JACK A. SHAW Jack A. Shaw	Director	9/13/10

/s/ A. ROBERT TOWBIN A. Robert Towbin	Director	9/13/10

/s/ C.J. WAYLAN C.J. Waylan	Director	9/13/10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance issued in Financial Accounting Standards Board (“FASB”) Statement No. 141(R), “Business Combinations” (codified in FASB Accounting Standards Codification Topic 805, “Business Combinations”) on July 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Jericho, New York
September 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
  Globecomm Systems Inc.

We have audited Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Globecomm Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Carrier to Carrier Telecom B.V. (“C2C”), Evolution Communications Group Limited BVI (“Evocomm”), or Evosat SA Proprietary Ltd (“Evosat”) which are included in the 2010 consolidated financial statements of Globecomm Systems Inc. and constituted approximately $9.9 million and $4.3 million of total and net assets, respectively, as of June 30, 2010 and approximately $6.2 million and $0.7 million of revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Globecomm Systems Inc. also did not include an evaluation of the internal control over financial reporting of C2C, Evocomm and Evosat.

In our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globecomm Systems Inc. as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2010 and our report dated September 13, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Jericho, New York
September 13, 2010

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	June 30,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$42,863	$44,034
Restricted cash	5,025	—
Accounts receivable, net	49,222	45,438
Inventories	34,486	17,043
Prepaid expenses and other current assets	3,100	2,292
Deferred income taxes	1,602	1,058

Total current assets	136,298	109,865
Fixed assets, net	37,839	33,379
Goodwill	40,594	25,613
Intangibles, net	16,196	11,020
Deferred income taxes	7,635	10,214
Other assets	2,148	1,448

Total assets	$240,710	$191,539

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,929	$22,468
Deferred revenues	2,290	5,259
Accrued payroll and related fringe benefits	6,390	4,348
Other accrued expenses	11,477	3,146
Current portion of long-term debt	2,500	—

Total current liabilities	59,586	35,221
Other liabilities	2,443	924
Long term debt	9,375	—
Deferred income taxes	2,203	582
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2010 and 2009	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2010 and 2009; shares issued: 22,050,635 at June 30, 2010 and 21,339,807 at June 30, 2009	22	21
Additional paid-in capital	189,401	184,736
Accumulated deficit	(19,346)	(27,248)
Treasury stock, at cost, 465,351 shares in 2010 and 2009	(2,781)	(2,781)
Accumulated other comprehensive (loss) income	(193)	84

Total stockholders’ equity	167,103	154,812

Total liabilities and stockholders’ equity	$240,710	$191,539

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2010	2009	2008

Revenues from infrastructure solutions	$92,021	$88,817	$133,634
Revenues from services	135,796	81,344	62,891

Total revenues	227,817	170,161	196,525

Costs and operating expenses:
Costs from infrastructure solutions	75,974	73,877	106,699
Costs from services	99,424	60,995	47,739
Selling and marketing	14,977	12,985	10,873
Research and development	3,342	2,392	1,913
General and administrative	23,957	15,954	15,888

Total costs and operating expenses	217,674	166,203	183,112

Income from operations	10,143	3,958	13,413
Other income (expense):
Interest income	386	534	1,733
Interest expense	(106)	—	(285)
Interest expense earn-out	(178)	—	—

Income before income taxes	10,245	4,492	14,861
Provision (benefit) for income taxes	2,343	1,193	(12,158)

Net income	$7,902	$3,299	$27,019

Basic net income per common share	$0.38	$0.16	$1.39

Diluted net income per common share	$0.38	$0.16	$1.34

Weighted-average shares used in the calculation of basic net income per common share	20,560	20,219	19,476

Weighted-average shares used in the calculation of diluted net income per common share	20,992	20,507	20,140

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance at June 30, 2007	16,942	$17	$143,843	$(57,566)	$—	465	$(2,781)	$83,513
Proceeds from exercise of stock options	168	—	976	—	—	—	—	976
Stock compensation expense	—	—	736	—	—	—	—	736
Grant of restricted shares	115	—	—	—	—	—	—	—
Proceeds from offering, net of issuance costs of $2,412	3,450	4	36,397	—	—	—	—	36,401
Proceeds from exercise of warrants	20	—	110					110
Tax benefit from stock compensation plan	—	—	21	—	—	—	—	21
Net income	—	—	—	27,019	—	—	—	27,019

Balance at June 30, 2008	20,695	21	182,083	(30,547)	—	465	(2,781)	148,776
Proceeds from exercise of stock options	78	—	339	—	—	—	—	339
Stock compensation expense	—	—	2,310	—	—	—	—	2,310
Grant of restricted shares	567	—	—	—	—	—	—	—
Tax benefit from stock compensation plan		—	4	—	—	—	—	4
Comprehensive income:
Net income	—	—	—	3,299	—	—	—	3,299
Foreign currency translation	—				84			84

Total comprehensive income	—	—	—	—	—	—	—	3,383

Balance at June 30, 2009	21,340	21	184,736	(27,248)	84	465	(2,781)	154,812
Proceeds from exercise of stock options	166	—	1,077	—	—	—	—	1,077
Stock compensation expense	—	—	2,349	—	—	—	—	2,349
Grant of restricted shares	376	1	—	—	—	—	—	1
Tax benefit from stock compensation plan	—	—	4	—	—	—	—	4
Proceeds from sale of common stock	65		497					497
Grant of shares based upon Telaurus earn-out	104		738					738
Comprehensive income:
Net income	—	—	—	7,902	—	—	—	7,902
Foreign currency translation	—	—	—	—	(277)	—	—	(277)

Total comprehensive income								7,625

Balance at June 30, 2010	22,051	$22	$189,401	$(19,346)	$(193)	465	$(2,781)	$167,103

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2010	2009	2008

Operating Activities:
Net income	$7,902	$3,299	$27,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,479	5,968	5,742
Provision for doubtful accounts	1,017	857	560
Deferred income taxes	1,981	1,077	(12,513)
Stock compensation expense	2,349	2,310	736
Tax benefit from stock compensation plan	4	4	21
Changes in operating assets and liabilities (net of impact of acquisitions):
Accounts receivable	(1,092)	9,644	(14,288)
Inventories	(17,086)	(25)	(150)
Prepaid expenses and other current assets	(331)	(734)	1,421
Other assets	(719)	(343)	(132)
Accounts payable	11,251	(6,513)	1,480
Deferred revenues	(3,053)	(4,790)	212
Accrued payroll and related fringe benefits	1,819	(1,860)	(189)
Other accrued expenses	2,115	248	(476)
Other liabilities	(76)	(131)	(236)

Net cash provided by operating activities	13,560	9,011	9,207

Investing Activities:
Purchases of fixed assets	(8,772)	(4,336)	(5,008)
Acquisition of businesses, net of cash received	(13,901)	(12,383)	—
Cash payment for Telaurus earn-out	(353)	—	—
Restricted cash	(5,000)	—	—

Net cash used in investing activities	(28,026)	(16,719)	(5,008)

Financing Activities:
Proceeds from exercise of stock options	1,077	339	976
Proceeds from exercise of warrants	—	—	110
Proceeds from offering	—	—	36,401
Proceeds from sale of common stock	497	—	—
Borrowings under acquisition loan	12,500	—	—
Repayments of debt	(625)	—	(15,845)

Net cash provided by financing activities	13,449	339	21,642

Effect of foreign currency translation on cash	(154)	4	—

Net (decrease) increase in cash and cash equivalents	(1,171)	(7,365)	25,841
Cash and cash equivalents at beginning of year	44,034	51,399	25,558

Cash and cash equivalents at end of year	$42,863	$44,034	$51,399

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$75	$—	$404
Cash paid for income taxes	508	314	353

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1.	Organization and Description of Business

Globecomm Systems Inc. (“Globecomm”) was incorporated in the State of Delaware on August 17, 1994. The Company’s core business provides end-to-end, value-added satellite-based communications solutions. This business supplies infrastructure solutions for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company’s wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”) and Evosat SA Proprietary Ltd (“Evosat”) provide satellite communication services capabilities.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, Globecomm Network Services Corporation, Globecomm Services Maryland LLC, Cachendo LLC, B.V. Mach 6, Telaurus Communications LLC, Melat Networks Inc., Evolution Communications Group Limited B.V.I., Carrier to Carrier Telecom B.V. and Evosat SA Proprietary Ltd (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value Measurements

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments. The carrying value of our debt approximates fair value due to the variable interest rate.

Stock-Based Compensation

The measurement of stock-based compensation expense is based on the fair value of the award at the date of the grant. Stock-based compensation expense is generally recognized over the vesting period.

The fair value of options granted under the Company’s 1997 and 2006 Plans was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2010, 2009 and 2008: weighted average risk-free interest rate of 1.7% (2010), 1.6% (2009) and 3.7% (2008), weighted average volatility factor of the expected market price of the Company’s common stock of .56 (2010), .53 (2009) and .52 (2008), no dividend yields and a weighted-average expected life of the options of four years.

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

Long-Lived Assets

For other than goodwill and indefinite life intangibles, when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment was noted on the long-lived assets at June 30, 2010 and 2009.

The Company evaluates the periods of amortization in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

Income Taxes

Deferred Tax Assets

Consistent with the provisions of ASC Topic No. 740, Income Taxes, the Company regularly estimates the ability to recover deferred income taxes, reports such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and estimates income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, a valuation allowance must be provided based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, and available tax planning strategies.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2007 through 2009 tax years remain subject to examination. The Company files in numerous state and foreign jurisdictions with varying statutes of limitation.

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

Foreign exchange contracts

In January 2010, the Company entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros (approximately $3.3 million U.S. Dollars) to cover specific purchase commitments for an infrastructure program. As the contracts do not qualify for hedge accounting, the Company recorded approximately $494,000 to general and administrative expense in the year ended June 30, 2010 to adjust these contracts to market value as of June 30, 2010.

Restricted Cash

Restricted cash primarily consists of cash held in escrow for potential earn-out payments to previous owners of C2C and Evocomm if certain milestones are reached.

Comprehensive Income

Comprehensive income for the years ended June 30, 2010 and 2009 of approximately $7,625,000 and $3,383,000 includes a foreign currency translation (loss) gain of approximately $(277,000) and $84,000, respectively.

Recent Accounting Pronouncements

On July 1, 2009 the Company adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement resulted in the inclusion of acquisition related costs of $940,000 in general and administrative expenses in the year ended June 30, 2010.

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

3.	Acquisitions

On March 5, 2010, the Company, acting through its indirect wholly-owned subsidiaries Globecomm Holdings B.V. and Globecomm (BVI) Ltd, acquired from Carrier to Carrier Telecom Holdings Ltd (the “Seller”), a privately owned company, all of the issued shares of Carrier to Carrier Telecom B.V. (“C2C”), a company incorporated in the Netherlands, and the business assets of Evocomm Communications Limited, or “Evocomm”, each of C2C and Evocomm being a wholly-owned subsidiary of the Seller. Pursuant to the terms of the acquisition the Company also acquired from Evocomm all the issued shares of Evosat (Pty) Ltd (“Evosat”), a company incorporated in South Africa.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

C2C employs approximately 21 staff and provides satellite services across Africa, the Middle East, Europe and Asia, and maintains services in the Atlantic, Mediterranean, Gulf of Mexico and Indian Ocean regions through its teleport facility in the Netherlands. Evosat and Evocomm employ approximately 11 staff and provide Immarsat land-based BGAN (Broadband Global Area Networks) and maritime-based fleet broadband capabilities.

Pursuant to the terms of the Acquisition Agreement, the Company paid a cash purchase price of $15.0 million (funded through $2.5 million of the Company’s current cash position and $12.5 million through the Acquisition Loan (as defined below) issued under the Company’s existing credit facility). The Seller also may be entitled to receive additional cash payments of up to an aggregate of $10.9 million, subject to an earn-out based upon the acquired businesses achieving certain earnings milestones within twenty-four months following the closing. The Company has estimated the fair value of the earn-out to be $4.4 million, calculated using a discounted cash flow method, which has been recorded in the consolidated balance sheet.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting. The assets and liabilities of C2C and Evocomm are recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill of approximately $11,666,000. Since this is a foreign entity, the goodwill and intangible assets are not deductible for income tax purposes.

The purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$1,099
Total other current assets	6,821
Fixed assets	1,828
Other assets	30
Goodwill	11,666
Customer relationships	5,705
Software	125
Contracts backlog	800
Trademarks	31
Liabilities	(8,674)

Total Purchase Price	$19,431

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

The C2C and Evocomm acquisition contributed approximately $6.2 million and $0.7 million of revenue and net income, respectively for the year ended June 30, 2010.

The following unaudited pro forma information assumes that the acquisition of C2C and Evocomm occurred on July 1, 2008, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on the Acquisition Loan, decreased interest income due to use of cash to partially fund the acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the date indicated or of the results that may occur in the future:

	Years Ended
	June 30,	June 30,
	2010	2009
	(in thousands, except share data)
	(unaudited)

Revenues	$242,228	$187,035

Net income	$8,583	$4,054

Basic net income per common share	$0.42	$0.20

Diluted net income per common share	$0.41	$0.20

On May 29, 2009, the Company, acting through its wholly owned subsidiary Telaurus LLC, acquired the entire business operations of Telaurus Communications LLC (the “Seller”), a privately owned company, including all of the issued stock of the Seller’s wholly-owned subsidiary Telaurus Communications Pte. Ltd., a company incorporated in Singapore.

Pursuant to the terms of the acquisition, the Company acquired the entire business operations of the Seller for a cash purchase price of $6.1 million (funded through the Company’s existing cash position). The Seller also was entitled to receive up to 335,000 shares of the Company’s common stock and up to 1,000,000 warrants to purchase shares of the Company’s common stock, subject to an earn-out based upon the acquired business achieving certain earnings milestones within twelve months following the closing. Based on results of the earn-out period, which expired on May 31, 2010, the former owners of Telaurus received approximately 104,000 common shares, and approximately $353,000 in cash on January 22, 2010, and 113,000 common shares, approximately $586,000 in cash and 244,910 warrants to purchase common stock at an exercise price of $10.00 on July 28, 2010. The warrants expire on July 28, 2013.

Telaurus is a service provider concentrated in the maritime sector, government and satellite service providers. Telaurus employs approximately 28 staff and has recurring service revenues in the maritime marketplace. The acquisition of Telaurus provided the Company with further entry into the growing maritime market currently being served by the Company.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting. The assets and liabilities of Telaurus are recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangible assets of approximately $9,946,000 and is deductible for income tax purposes over 15 years.

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

The Company recorded additional goodwill of approximately $3,315,000 in the year ended June 30, 2010 related to achievement of the earn-out provision at Telaurus.

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

Pursuant to the terms of the Purchase Agreement, the Company acquired 100% of the shares of Mach 6 for a purchase price of $5.7 million in cash (which was funded through the Company’s existing cash position). The Sellers were also entitled to receive up to 300,000 shares of the Company’s common stock, subject to an earn-out based on certain net income milestones, which provided that such net income milestones be achieved within twelve months of the acquisition date. These net income milestones were not achieved and the earn-out period has expired.

Mach 6 is a service provider and teleport operator, experienced in multiple vertical markets such as the maritime sector, government and satellite service providers. Mach 6 employs approximately 24 staff and has recurring service revenues in the government and maritime marketplaces. The acquisition of Mach 6 provided the Company with further entry into the growing maritime market and adds further penetration into government markets, currently being served by the Company.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting, the assets and liabilities of Mach 6 are recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangible assets of approximately $5,968,000. Since this is a foreign entity, the goodwill and intangible assets are not deductible for income tax purposes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

The purchase price allocation, which includes approximately $289,000 in transaction related costs, was as follows (in thousands):

Total current assets	$1,933
Fixed assets	592
Other assets	72
Goodwill	3,043
Customer relationships	2,549
Contracts backlog	331
Covenant not to compete	21
Trademarks	24
Liabilities	(2,566)

Total Purchase Price	$5,999

In the year ended June 30, 2010, the services segment results of operations included four months (March through June) for C2C’s, Evocomm’s and Evosat’s operating results, since the date of acquisition.

In the year ended June 30, 2009, the services segment results of operations included four months (March through June) and one month (June 2009), for Mach 6 and Telaurus, respectively, since the dates of acquisition.

On a proforma basis, had the Mach 6 and Telaurus acquisitions taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

4.	Accounts Receivable

Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in connection with infrastructure solutions contracts. At June 30, 2009 there was approximately $1,130,000 billed but not paid by customers under retainage provisions in connection with long-term contracts. Such balances are included in accounts receivable in the accompanying consolidated balance sheet as of June 30, 2009. Amounts were collected within one year.

5.	Inventories

Inventories consist of the following:

	June 30,	June 30,
	2010	2009
	(In thousands)

Raw materials and component parts	$1,392	$797
Work-in-progress	34,368	18,243

	35,760	19,040
Less progress payments	1,274	1,997

	$34,486	$17,043

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Fixed Assets

Fixed assets consist of the following:

	June 30,	June 30,
	2010	2009	Depreciable life
	(In thousands)

Land	$2,116	$2,116	—
Building and improvements	14,201	13,830	10-25 years
Computer equipment	5,541	4,904	3-5 years
Machinery and equipment	5,429	5,160	3-5 years
Network operations center	28,791	23,530	3-10 years
Satellite earth station equipment	18,479	14,966	10 years
Furniture and fixtures	2,024	1,879	5 years
Leasehold improvements	788	686	Shorter of lease term or estimated life

	77,369	67,071
Less accumulated depreciation and amortization	39,530	33,692

	$37,839	$33,379

Depreciation expense of approximately $5,994,000, $5,206,000 and $4,867,000 was included in the statement of operations in the years ended June 30, 2010, 2009 and 2008, respectively.

7.	Goodwill and Intangibles

The Company performs the goodwill impairment test annually in the fourth quarter. No impairment was noted on the goodwill and indefinite life intangible assets at June 30, 2010 and 2009. The carrying value of goodwill, which relates to the services reporting unit was as follows (in thousands):

Balance at June 30, 2008	$22,197
Acquisition of Mach 6	3,043
Acquisition of Telaurus	373

Balance at June 30, 2009	25,613
Achievement of Telaurus earn-out provision	3,315
Acquisition of C2C and Evocomm	11,666

Balance at June 30, 2010	$40,594

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Goodwill and Intangibles (continued)

Intangibles subject to amortization consist of the following:

	June 30,	June 30,
	2010	2009	Est. useful life
	(In thousands)

Customer relationships	$16,279	$10,574	8-18 years
Software	1,287	1,162	5 years
Contracts backlog	1,771	971	6 months — 2 years
Covenant not to compete	125	125	3-4 years
Trademarks	82	51	5 years

	19,544	12,883
Less accumulated amortization	3,348	1,863

Intangibles, net	$16,196	$11,020

Amortization expense of approximately $1,485,000, $762,000 and $875,000 was included in general and administrative expenses in the years ended June 30, 2010, 2009 and 2008, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows (in thousands):

2011	$2,024
2012	1,889
2013	1,607
2014	1,582
2015	1,289

8.	Long-Term Debt

As of June 30, 2010 debt consisted of the following (in thousands):

Acquisition Loan	$11,875
Less current portion	2,500

Long term debt	$9,375

Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the Company’s existing credit facility. The Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly installments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of June 30, 2010 was approximately 2.8%. At June 30, 2010, $11,875,000 was outstanding of which $2,500,000 was due within one year. The Company is required to comply with various ongoing financial covenants described below, with

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Long-Term Debt (continued)

which the Company was in compliance as of June 30, 2010. Future minimum payments under this agreement, excluding interest, for the next five years are expected to be as follows (in thousands):

2011	$2,500
2012	2,500
2013	2,500
2014	2,500
2015	1,875

Line of Credit

On May 28, 2010, the Company entered into Amendment No. 4 to the committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 26, 2011. The credit facility is comprised of a $65 million line of credit (the “Line”) and a foreign exchange line in the amount of $15 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings. At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At June 30, 2010 the applicable margin on the LIBOR rate was 225 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio, EBITDA minimums and minimum capital base, with which the Company was in compliance at June 30, 2010. As of June 30, 2010, in addition to the Acquisition Loan described above there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility.

9.	Common Stock

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

10.	Stock Incentive and Stock Purchase Plans

On November 22, 2006, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 2006 Stock Incentive Plan (“2006 Plan”), which provides for grants of stock options or restricted stock awards to employees, directors and consultants of the Company for an aggregate

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	Stock Incentive and Stock Purchase Plans (continued)

of 850,000 shares of the Company’s common stock. In November 2009, the Company’s stockholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance under the 2006 Plan increased by 1,500,000. At June 30, 2010 there were 1,030,900 shares available for grant under the 2006 Plan.

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

The following table summarizes the Company’s stock option activity (in thousands, except per share amounts):

	Years Ended June 30,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Balance, beginning of year	1,528	$8.42	1,655	$8.38	1,863	$8.32
Grants	33	7.51	76	5.57	58	13.08
Exercised	(166)	6.48	(78)	4.33	(168)	5.81
Canceled	(270)	17.39	(125)	8.78	(98)	14.36

Balance, end of year	1,125	6.53	1,528	8.42	1,655	8.38

Exercisable, end of year	1,069	$6.42	1,437	$8.38	1,578	$8.24

Weighted-average fair value options granted during the year		$3.33		$2.43		$5.82

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	Stock Incentive and Stock Purchase Plans (continued)

The following table summarizes information about stock options outstanding at June 30, 2010 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$1.47 – $3.14	3	3.4	$1.80	3	$1.80
$3.35 – $5.16	407	3.1	3.95	399	3.93
$5.29 – $8.26	525	3.3	6.68	495	6.67
$8.31 – $12.88	123	2.7	10.55	116	10.58
$13.01 – $21.00	67	7.1	13.67	56	13.59

	1,125	3.4	$6.53	1,069	$6.42

Restricted shares and restricted stock units granted under the 2006 Plan totaled 398,000 and 587,000 shares in the years ended June 30, 2010 and 2009, respectively. The weighted average grant date fair value of restricted shares and restricted stock units granted during the years ended June 30, 2010 and 2009 was $7.60 and $6.26. As of June 30, 2010 there was approximately $3,891,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2010 there was approximately $173,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company has reserved approximately 1,844,000 shares of its common stock for issuance upon exercise of all available and outstanding options, warrants, and unvested restricted shares and restricted share units at June 30, 2010.

On September 23, 1998, the Board of Directors adopted, and the stockholders subsequently approved, the 1999 Employee Stock Purchase Plan (“1999 Plan”). Pursuant to the 1999 Plan, 400,000 shares of the Company’s common stock will be reserved for issuance. The 1999 Plan is intended to provide eligible employees of the Company, and its participating affiliates, the opportunity to acquire an interest in the Company at the lesser of 85% of fair market value at date of grant or date of purchase through participation in the payroll-deduction based employee stock purchase plan. The Board of Directors suspended the 1999 Plan effective July 1, 2005. At June 30, 2010, the number of remaining shares available for issuance under the 1999 Plan (if the Board of Directors were to lift the Plan suspension in the future) was 121,321.

11.	Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the years ended June 30, 2010, 2009 and 2008, excludes the effect of approximately 418,000, 967,000, and 450,000 stock options, warrants and

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	Basic and Diluted Net Income Per Common Share (continued)

unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

12.	Fair Value Measurements

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy. The levels of fair value hierarchy are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

ASC 820 — Fair Value Measurements and Disclosures requires the use of observable market inputs (quoted market prices) when measuring fair value and requires Level 1 quoted price to be used to measure fair value whenever possible.

Foreign currency forward exchange contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The fair value of indefinite-lived assets, which consists of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test (see Note 7 of the Notes to Consolidated Financial Statements). The fair value of the reporting unit to which goodwill has been assigned is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions and are classified within Level 3 of the valuation hierarchy.

13.	Retirement Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. Effective January 1, 2009, the Company changed the matching contribution to a maximum of 4% of their compensation not to exceed $2,500 per employee per calendar year. Effective January 1, 2010, the Company changed the matching contribution to a maximum of 4% of their compensation not to exceed $3,500 per employee per calendar year. The Company contributed approximately $581,000, $667,000, and $881,000 to the 401(k) plan during the years ended June 30, 2010, 2009 and 2008, respectively. In addition, the plan also provides for discretionary profit sharing contributions by the Company. There were no discretionary profit sharing contributions made by the Company during the years ended June 30, 2010, 2009 and 2008.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	Related Party Transactions

During fiscal 2001, the Company advanced $200,000 to a former executive officer of the Company. The Company received a promissory note payable on December 31, 2002 for this advance, which bore interest at an annual rate of 5.0% payable quarterly.

During fiscal 2002, the Company increased the $200,000 loan to $300,000 and amended the promissory note accordingly. During fiscal 2003, this former executive officer resigned from the board of directors and pursuant to a letter agreement (the “agreement”) the Company consolidated the then outstanding loan and advances receivable from this former executive officer and current employee of the Company into a $321,000 promissory note. Under the terms of the letter agreement the Company forgave the outstanding principal and interest amounts due on the promissory note in five annual installments beginning in January 2004 so long as the former executive officer remains an employee of the Company, subject to the terms of the agreement. The remaining principal balance of $65,000 was forgiven in March 2008.

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

15.	Income Taxes

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	Income Taxes (continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30,	June 30,
	2010	2009
	(In thousands)

Deferred tax assets:
Domestic net operating loss carryforwards	$12,956	$15,276
Foreign net operating loss carryforwards	51	87
Accruals and reserves	2,509	1,665
Write-down of investments	383	383
AMT tax credit	797	771
Research and development credit	2,531	416
Projects in progress	580	400

	19,807	18,998
Valuation allowance for deferred tax assets	(6,698)	(6,634)

	13,109	12,364
Deferred tax liabilities:
Depreciation	(3,133)	(526)
Intangible assets	(2,942)	(1,148)

Net deferred tax assets	$7,034	$10,690

During fiscal 2010, 2009 and 2008, the Company recorded a tax provision (benefit) of approximately $2,343,000, $1,193,000, and $(12,158,000) respectively. Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Years Ended June 30,
	2010	2009	2008
	(In thousands)

Current:
Federal	$112	$113	$340
State	74	3	15
Foreign	176	—	—

	362	116	355
Deferred:
Federal	1,342	1,276	(11,680)
State	716	(35)	(833)
Foreign	(77)	(164)	—

	1,981	1,077	(12,513)

Total provision (benefit) for income taxes	$2,343	$1,193	$(12,158)

For the year ended June 30, 2010, the Company’s deferred tax asset valuation allowance increased by approximately $64,000 primarily related to losses in certain foreign jurisdictions for which no benefit has been provided. In addition, the Company recorded a deferred tax liability of $1,699,000 for intangibles related to the acquisition of C2C, Evocomm and Evosat.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	Income Taxes (continued)

As of June 30, 2010, the deferred tax asset valuation allowance of approximately $6,698,000 relates to net operating losses related to excess stock based compensation expense deductions of approximately $6,264,000, write-down of investments of approximately $383,000 and foreign net operating losses for which no benefit has been provided of approximately $51,000. If the remaining valuation allowance were to be reversed, approximately $6,264,000 would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee stock options. The remainder of the valuation allowance would reduce income tax expense.

As of June 30, 2010, the Company had federal net operating loss carryforwards of approximately $36,232,000 which will expire at various dates beginning in 2020 through 2024, if not utilized. The Company also had various tax credits of approximately $4,413,000 including approximately $3,616,000 for research and development tax credits expiring at various dates beginning in 2021 through 2024 and approximately $797,000 for alternative minimum tax credits which may be carried forward indefinitely. The Company’s state NOLs expire at various dates beginning in 2022.

Federal income and foreign withholding taxes have not been provided on approximately $1,081,000 of undistributed earnings of international subsidiaries at June 30, 2010. The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings. The Company has foreign net operating loss carryforwards of $181,000 which do not expire.

The reconciliation of tax provision (benefit) computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax income are as follows:

	Years Ended June 30,
	2010	2009	2008

U.S. Federal statutory rate	35%	35%	35%
Research and development credit	(21)	(9)	—
State and local taxes	8	—	—
Other	1	1	2
Change in valuation allowance	—	—	(119)

	23%	27%	(82)%

In the fourth quarter of the year ended June 30, 2010, upon the completion of analysis, the Company recorded $1,454,000 for a non-recurring tax benefit which primarily relates to research and development tax credits for fiscal years 2006 through 2009.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	Years Ended
	June 30,	June 30,
	2010	2009

Balance at beginning of year	$106	$—
Additions based on tax positions taken during the current period	979	106

Balance at end of year	$1,085	$106

At June 30, 2010, the Company had a liability for unrecognized tax benefits of approximately $1,085,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of June 30, 2010, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is no longer subject to U.S. Federal income tax examinations prior to 2006. The periods subject to examination for the Company’s state jurisdictions are generally for the years ended 2006 through 2008.

16.	Segment Information

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	Segment Information (continued)

The following is the Company’s business segment information for the years ended June 30, 2010, 2009 and 2008 and as of June 30, 2010 and 2009:

	Years Ended June 30,
	2010	2009	2008
	(In thousands)

Revenues:
Infrastructure solutions	$92,851	$89,122	$134,712
Services	144,460	82,473	63,408
Intercompany eliminations	(9,494)	(1,434)	(1,595)

Total revenues	$227,817	$170,161	$196,525

Income from operations:
Infrastructure solutions	$(6,389)	$(5,999)	$7,315
Services	16,521	9,881	6,091
Interest income	386	534	1,733
Interest expense	(284)	—	(285)
Intercompany eliminations	11	76	7

Income before income taxes	$10,245	$4,492	$14,861

Depreciation and amortization:
Infrastructure solutions	$1,882	$2,068	$2,027
Services	5,631	3,946	3,761
Intercompany eliminations	(34)	(46)	(46)

Total depreciation and amortization	$7,479	$5,968	$5,742

	Years Ended June 30,
	2010	2009	2008
	(In thousands)

Expenditures for fixed assets:
Infrastructure solutions	$799	$1,022	$1,990
Services	7,973	3,314	3,018

Total expenditures for fixed assets	$8,772	$4,336	$5,008

	June 30,	June 30,
	2010	2009
	(In thousands)

Assets:
Infrastructure solutions	$207,053	$191,677
Services	130,866	72,544
Intercompany eliminations	(97,209)	(72,682)

Total assets	$240,710	$191,539

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	Segment Information (continued)

At June 30, 2010, the Company had total assets of approximately $12,837,000 including cash and cash equivalents of approximately $2,386,000 and long lived assets of approximately $2,631,000 located in the Netherlands and South Africa, associated with its wholly-owned subsidiaries, Mach 6, C2C, Evocomm and Evosat.

17.	Significant Customers and Concentrations of Credit Risk

The Company provides infrastructures solutions and provides services for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers’ financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company’s estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2010 and 2009, were approximately $1,988,000, and $1,043,000, respectively.

For the year ended June 30, 2010, one customer accounted for 12% of the Company’s consolidated revenues and for the years ended June 30, 2009 and 2008, one customer accounted for 12% and 19% of the Company’s consolidated revenues, respectively.

Revenues earned from infrastructure solutions are attributed to the geographic location to which the equipment is shipped. Revenues earned from services are attributed to the geographic location in which the services are being provided. Revenues attributed to the United States for the years ended June 30, 2010, 2009 and 2008 were 42%, 51% and 52%, respectively. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2010	2009	2008

Africa	9%	6%	5%
North and South America	3%	4%	3%
Asia	6%	9%	15%
Europe	12%	6%	4%
Middle East	28%	24%	21%

	58%	49%	48%

The Company places its cash and cash equivalents with high quality financial institutions. Approximately 92% and 97% of all cash and cash equivalents are held in one financial institution at June 30, 2010 and 2009. Cash and cash equivalents is in excess of Federal Deposit Insurance Company insurance limits.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	Commitments and Contingencies

Lease Commitments

The Company currently leases satellite space segment services, office space, teleport services and other equipment under various operating leases, which expire in various years through 2016. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced.

Future minimum lease payments under non-cancelable operating leases with terms of one year or more consist of the following at June 30, 2010 (in thousands):

2011	$41,279
2012	16,581
2013	10,035
2014	5,989
2015	2,364
Thereafter	114

$76,362

Rent expense for satellite space segment services, office space, teleport services, and other equipment was approximately $30,428,000, $21,091,000 and $18,694,000 for years ended June 30, 2010, 2009 and 2008, respectively.

Employment Agreements

The Company has entered into employment agreements with certain employees. The Company will have certain obligations to these individuals if they are terminated including severance of approximately $5,600,000. Each employment agreement renews automatically for additional terms of one year, unless either party provides written notice to the other party of its intention to terminate the agreement.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	Quarterly Information (unaudited)

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2010.

	Three Months Ended,
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2010	2010	2009	2009	2009	2009	2008	2008
	(In thousands, except per share data)

Statement of Operations Data:
Revenues from infrastructure solutions	$30,659	$18,782	$23,512	$19,068	$24,548	$19,396	$21,334	$23,539
Revenues from services	39,600	34,018	33,570	28,608	24,687	19,198	18,643	18,816

Total revenues	70,259	52,800	57,082	47,676	49,235	38,594	39,977	42,355

Costs and operating expenses:
Costs from infrastructure solutions	25,488	14,853	19,838	15,795	20,630	15,938	17,009	20,300
Costs from services	28,517	24,822	25,483	20,602	18,219	14,386	14,185	14,205
Selling and marketing	4,161	3,943	3,671	3,202	3,765	2,891	3,216	3,113
Research and development	1,069	760	762	751	936	636	509	311
General and administrative	6,748	6,478	5,216	5,515	4,698	3,892	3,703	3,661

Total costs and operating expenses	65,983	50,856	54,970	45,865	48,248	37,743	38,622	41,590

Income from operations	4,276	1,944	2,112	1,811	987	851	1,355	765
Other income (expense):
Interest income	60	58	133	135	23	33	214	264
Interest expense	(79)	(27)	—	—	—	—	—	—
Interest expense earn-out	(155)	(23)	—	—	—	—	—	—

Income before income taxes	4,102	1,952	2,245	1,946	1,010	884	1,569	1,029
Provision for income taxes	87 (a)	707	844	705	29	342	621	201

Net income	$4,015	$1,245	$1,401	$1,241	$981	$542	$948	$828

Basic net income per common share	$0.19	$0.06	$0.07	$0.06	$0.05	$0.03	$0.05	$0.04

Diluted net income per common share	$0.19	$0.06	$0.07	$0.06	$0.05	$0.03	$0.05	$0.04

Weighted-average shares used in the calculation of basic net income per common share	20,842	20,601	20,437	20,363	20,324	20,210	20,193	20,152

Weighted-average shares used in the calculation of diluted net income per common share	21,318	21,030	20,840	20,788	20,623	20,357	20,416	20,690

(a)	In the fourth quarter of the year ended June 30, 2010, upon the completion of analysis, the Company recorded $1,454,000 for a non-recurring tax benefit which primarily relates to research and development tax credits for fiscal years 2006 through 2009.

GLOBECOMM SYSTEMS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance at
	Beginning of					End of
Description	Period	Additions		Deductions		Period

Year ended June 30, 2010:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,043,000	$1,017,000		$(72,000	)(a)	$1,988,000
Valuation allowance on deferred tax assets	6,634,000	64,000	(b)	—		6,698,000

	$7,677,000	$1,081,000		$(72,000)		$8,686,000

Year ended June 30, 2009:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$834,000	$857,000		$(648,000	)(a)	$1,043,000
Valuation allowance on deferred tax assets	6,561,000	73,000	(b)	—		6,634,000

	$7,395,000	$930,000		$(648,000)		$7,677,000

Year ended June 30, 2008:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,113,000	$560,000		$(839,000	)(a)	$834,000
Valuation allowance on deferred tax assets	26,466,000	—		(19,905,000	)(b)	6,561,000

	$27,579,000	$560,000		$(20,744,000)		$7,395,000

(a)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

(b)	Increase (reduction) in valuation allowance for net deferred tax assets.

S-1

Index of Exhibits

Exhibit
No.

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2		See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).
10.1		Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2		The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.3		1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.4		Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.5		2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).
10.6		Asset Purchase Agreement, dated May 2, 2007, by and between the Registrant and Lyman Bros., Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 8-K, file No. 000-22839).
10.7		Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10	.8**	Employment Agreement, dated as of April 23, 2007, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10	.9**	Amendment to Employment Agreement, dated as of April 1, 2008, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.10		Employment Agreement, dated as of June 30, 2008, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.11		Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.12		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.13		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.14		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.15		Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Keith Hall and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

Exhibit
No.

10.16	Credit Agreement, dated March 11, 2009, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 11, 2009).
10.17	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.18	Amendment No. 2 to Employment Agreement, dated as of July 21, 2009, by and between William Raney and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.19	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.20	Acquisition Agreement, dated March 5, 2010, by and among the Registrant, Globecomm Holdings BV, Globecomm (BVI) Ltd and Carrier to Carrier Telecom Holdings Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.21	Asset Purchase Agreement, dated March 5, 2010, by and among the Registrant, Globecomm (BVI) Ltd, Carrier to Carrier Telecom Holdings Limited and Evocomm Communications Limited (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.22	Amendment No. 4 to Credit Agreement, dated May 28, 2010 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 28, 2010)
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

**	Portions of this agreement have been omitted and filed separately with the secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.