Form 10-Q
period 2010-09-30
GLOBECOMM SYSTEMS INC
filed 2010-11-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐ No☑
     As of November 5, 2010, there were 22,171,000 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,600	$42,863
Restricted cash	5,027	5,025
Accounts receivable, net	46,119	49,222
Inventories	38,783	34,486
Prepaid expenses and other current assets	2,931	3,100
Deferred income taxes	1,602	1,602

Total current assets	127,062	136,298

Fixed assets, net	39,092	37,839
Goodwill	40,594	40,594
Intangibles, net	15,613	16,196
Deferred income taxes	6,533	7,635
Other assets	2,324	2,148

Total assets	$231,218	$240,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,394	$36,929
Deferred revenues	3,277	2,290
Accrued payroll and related fringe benefits	5,480	6,390
Other accrued expenses	9,222	11,477
Current portion of long-term debt	2,500	2,500

Total current liabilities	45,873	59,586

Other liabilities	2,512	2,443
Long term debt	8,750	9,375
Deferred income taxes	2,203	2,203

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2010 and June 30, 2010	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 22,589,994 at September 30, 2010 and 22,050,635 at June 30, 2010	23	22
Additional paid-in capital	191,800	189,401
Accumulated deficit	(17,213)	(19,346)
Treasury stock, at cost, 465,351 shares at September 30, 2010 and June 30, 2010	(2,781)	(2,781)
Accumulated other comprehensive income (loss)	51	(193)

Total stockholders’ equity	171,880	167,103

Total liabilities and stockholders’ equity	$231,218	$240,710

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2010	2009
Revenues from services	$42,932	$28,608
Revenues from infrastructure solutions	10,271	19,068

Total revenues	53,203	47,676

Costs and operating expenses:

Costs from services	30,359	20,602
Costs from infrastructure solutions	8,116	15,795
Selling and marketing	4,038	3,202
Research and development	1,099	751
General and administrative	6,111	5,515
Earn-out fair value adjustments	137	—

Total costs and operating expenses	49,860	45,865

Income from operations	3,343	1,811

Interest income	58	135
Interest expense	(79)	—

Income before income taxes	3,322	1,946

Provision for income taxes	1,189	705

Net income	$2,133	$1,241

Basic net income per common share	$0.10	$0.06

Diluted net income per common share	$0.10	$0.06

Weighted-average shares used in the calculation of basic net income per common share	21,032	20,363

Weighted-average shares used in the calculation of diluted net income per common share	21,543	20,788

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at June 30, 2010	22,051	$22	$189,401	$(19,346)	$(193)	465	$(2,781)	$167,103
Proceeds from exercise of stock options	10		75					75
Stock compensation expense			753					753
Grant of restricted shares	416
Grant of shares based upon Telaurus earn-out	113	1	895					896
Grant of warrants based upon Telaurus earn-out			676					676
Comprehensive income:
Net income				2,133				2,133
Gain from foreign currency translation					244			244

Total comprehensive income								2,377

Balance at September 30, 2010	22,590	$23	$191,800	$(17,213)	$51	465	$(2,781)	$171,880

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2010	2009
Operating Activities:
Net income	$2,133	$1,241
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,194	1,778
Provision for doubtful accounts	680	408
Deferred income taxes	1,102	661
Stock compensation expense	753	432
Changes in operating assets and liabilities:
Accounts receivable	2,734	7,205
Inventories	(4,236)	(7,664)
Prepaid expenses and other current assets	323	776
Other assets	(124)	10
Accounts payable	(11,874)	4,499
Deferred revenues	987	(574)
Accrued payroll and related fringe benefits	(939)	(155)
Other accrued expenses	(366)	779
Other liabilities	69	(115)

Net cash (used in) provided by operating activities	(6,564)	9,281

Investing Activities:
Purchases of fixed assets	(2,737)	(3,582)
Cash payment for Telaurus earn-out	(586)	—

Net cash used in investing activities	(3,323)	(3,582)

Financing Activities:
Proceeds from exercise of stock options	75	11
Repayments of debt	(625)	—

Net cash (used in) provided by financing activities	(550)	11

Effect of foreign currency translation on cash	174	6

Net (decrease) increase in cash and cash equivalents	(10,263)	5,716
Cash and cash equivalents at beginning of period	42,863	44,034

Cash and cash equivalents at end of period	$32,600	$49,750

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$83	$—
Cash paid for income taxes	77	77
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
1. Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011, or for any future period.
          The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2010 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2010.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”) and Evosat SA Proprietary Ltd (“Evosat”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
          The Company recognizes revenue for its production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectability is reasonably assured, delivery has occurred and the contractual performance specifications have been met. The Company’s standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than the Company’s long-term complex production-type projects. Revenue is recognized on the Company’s standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and the Company has not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the estimated value of installation, the Company will defer recognition of revenues, determined on a contract-by-contract basis equal to the estimated value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues in the accompanying consolidated balance sheets.
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
Stock-Based Compensation
          Stock compensation expense was approximately $753,000 and $432,000 for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $145,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2010, there was approximately $6,061,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.3 years.
Goodwill and Other Intangible Assets
          Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the three months ended September 30, 2010 that would indicate that goodwill and indefinite life intangible assets were impaired.
Comprehensive Income
          Comprehensive income for the three months ended September 30, 2010 and 2009 of approximately $2,377,000 and $1,255,000, respectively, includes an unrealized foreign currency translation gain of approximately $244,000 and $14,000, respectively.
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
          Uncertainty in Tax Positions
          The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At September 30, 2010, the Company had a liability for unrecognized tax benefits of approximately $1,085,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of September 30, 2010, the Company had not accrued any amounts for the potential payment of penalties and interest.
          The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2007 through 2009 tax years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.
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
Foreign Exchange Contracts
          In January 2010, the Company entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros (approximately $3.3 million) to cover specific purchase commitments for an infrastructure program. In July 2010, the Company purchased approximately 1.0 million Euros under these forward exchange contracts. As a result, the Company has forward exchange contracts to purchase approximately 1.3 million Euros remaining as of September 30, 2010. As the contracts do not qualify for hedge accounting, the Company recorded approximately $405,000 of gain in general and administrative expense in the three months ended September 30, 2010 to adjust these contracts to market value as of September 30, 2010.
Restricted Cash
          Restricted cash primarily consists of cash held in escrow for potential earn-out payments to previous owners of C2C and Evocomm if certain milestones are reached.
Recent Accounting Pronouncements
          In October 2009, the FASB issued Accounting Standards Update No. 2009- 13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 was effective for the Company for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations for the three months ended September 30, 2010.
          In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This update did not have a material impact on the Company’s consolidated financial condition or results of operations.
          In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial condition or results of operations.
2. Basic and Diluted Net Income Per Common Share
          Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2010 and 2009 excludes the effect of approximately 534,000 and 608,000 stock options, warrants and unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
3. Inventories
          Inventories consist of the following:

	September 30,
	2010	June 30,
	(Unaudited)	2010
	(In thousands)
Raw materials and component parts	$2,116	$1,392
Work-in-progress	38,066	34,368

	40,182	35,760
Less progress payments	1,399	1,274

	$38,783	$34,486

4. Segment Information
          The Company operates through two business segments. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, and Evosat provides satellite communication services capabilities. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks.
          The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products.

4. Segment Information (continued)
          The following is the Company’s business segment information for the three months ended September 30, 2010 and 2009 and as of September 30, 2010 and June 30, 2010:

	Three Months Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Revenues:
Services	$45,516	$29,573
Infrastructure solutions	10,271	19,674
Intercompany eliminations	(2,584)	(1,571)

Total revenues	$53,203	$47,676

Income (loss) from operations:
Services	$5,500	$3,436
Infrastructure solutions	(2,152)	(1,569)
Interest income	58	135
Interest expense	(79)	—
Intercompany eliminations	(5)	(56)

Income before income taxes	$3,322	$1,946

Depreciation and amortization:
Services	$1,755	$1,303
Infrastructure solutions	445	484
Intercompany eliminations	(6)	(9)

Total depreciation and amortization	$2,194	$1,778

Expenditures for long-lived assets:
Services	$2,256	$3,290
Infrastructure solutions	481	292

Total expenditures for long-lived assets	$2,737	$3,582

	September 30,
	2010	June 30,
	(Unaudited)	2010
	(In thousands)
Assets:
Services	$154,434	$130,866
Infrastructure solutions	212,007	207,053
Intercompany eliminations	(135,223)	(97,209)

Total assets	$231,218	$240,710

5. Long-Term Debt
          Line of Credit
          On May 28, 2010, the Company entered into Amendment No. 4 to the committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 26, 2011. The credit facility is comprised of a $65 million line of credit (the “Line”) and a foreign exchange line in the amount of $15 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings. At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At September 30, 2010 the applicable margin on the LIBOR rate was 225 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio, EBITDA minimums and minimum capital base, with which the Company was in compliance at September 30, 2010. As of September 30, 2010, in addition to the Acquisition Loan described below there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility.
          Acquisition Loan
          The purchase of C2C and Evocomm was funded, in part, through a five-year $12.5 million acquisition term loan (“Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the then-existing credit facility. The Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly installments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of September 30, 2010 was approximately 2.5%. At September 30, 2010, $11,250,000 was outstanding of which $2,500,000 was due within one year. Remaining minimum payments under this agreement, excluding interest, for the following fiscal years are as follows (in thousands):

2011	$1,875
2012	2,500
2013	2,500
2014	2,500
2015	1,875
6. Acquisitions
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
          The following unaudited pro forma information assumes that the acquisition of C2C and Evocomm occurred on July 1, 2009, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on the Acquisition Loan, decreased interest income due to use of cash to partially fund the acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the date indicated or of the results that may occur in the future:

Three months ended
September 30,
2009
(in thousands,
except per share data)
Revenues	$52,675

Net income	$1,644

Basic net income per common share	$0.08

Diluted net income per common share	$0.08

          On May 29, 2009, the Company, acting through its wholly-owned subsidiary Telaurus LLC, acquired the entire business operations of Telaurus Communications LLC (the “Seller”), a privately owned company, including all of the issued stock of the Seller’s wholly-owned subsidiary Telaurus Communications Pte. Ltd., a company incorporated in Singapore. Pursuant to the terms of the acquisition the former owners of Telaurus received approximately 113,000 common shares, approximately $586,000 in cash and 244,910 warrants to purchase common stock at an exercise price of $10.00 on July 28, 2010 based on results of the earn-out period, which expired on May 31, 2010. The warrants expire on July 28, 2013.
7. Goodwill and Intangibles
          Intangibles subject to amortization consisted of the following:

	September 30,	June 30,
	2010	2010	Est. useful life
	(In thousands)
Customer relationships	$16,279	$16,279	8-18 years
Software	1,287	1,287	5 years
Contracts backlog	1,771	1,771	6 months-2 years
Covenant not to compete	125	125	3-4 years
Trademark	82	82	5 years

	19,544	19,544
Less accumulated amortization	3,931	3,348

Intangibles, net	$15,613	$16,196

          Amortization expense of approximately $506,000 and $434,000 was included in general and administrative expenses in the three months ended September 30, 2010, and 2009, respectively.
          Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2011	$1,441
2012	1,889
2013	1,607
2014	1,582
2015	1,289

8. Fair Value Measurements
          The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy. The levels of fair value hierarchy are as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.
          ASC 820 — Fair Value Measurements and Disclosures requires the use of observable market inputs (quoted market prices) when measuring fair value and requires Level 1 quoted price to be used to measure fair value whenever possible.
          Foreign currency forward exchange contracts are classified within Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company has forward exchange contracts to purchase approximately 1.3 million Euros remaining as of September 30, 2010.
          There were no transfers in or out of the Level 1 and 2 in the three months ended September 30, 2010.
          The fair value of indefinite-lived assets, which consists of goodwill, is measured on a non-recurring basis in connection with the Company’s annual goodwill impairment test. The fair value of the reporting unit to which goodwill has been assigned is determined using a projected discounted cash flow analysis based on unobservable inputs including gross profit, discount rate, working capital requirements, capital expenditures, depreciation and terminal value assumptions and are classified within Level 3 of the valuation hierarchy.
          The fair value of the Company’s $11.3 million in debt approximates fair value based upon its variable interest rate.
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
          The services and products we offer include: access, hosted, lifecycle support services pre-engineered products, and systems design and integration services. To provide these services and products, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises and media and content broadcasters.
          Since our services and products are often sold into areas of the world which do not have fiber optic land-based networks, a substantial portion of our revenue is derived from, and is expected to continue to be derived from, developing countries. These countries carry with them more enhanced risks of doing business than in developed areas of the world, including the possibility of armed conflicts or the risk that more advanced land-based telecommunications will be implemented over time, and less developed legal protection for intellectual property.
          In the three months ended September 30, 2010, 23% of our revenues were derived from Northrop Grumman Information Technologies Inc. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.
          As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the three months ended September 30, 2010 and the years ended June 30, 2010 and 2009.
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
          Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Anticipated contract losses are recognized, as they become known. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract, and administrative functions, as well as amortization of intangible assets.
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
Revenue Recognition — Infrastructure Solutions
          We recognize revenue for our production-type contracts that are sold separately as standard satellite ground segment systems when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collectability is reasonably assured, delivery has occurred and the contractual performance specifications have been met. Our standard satellite ground segment systems produced in connection with these contracts are typically short-term (less than twelve months in term) and manufactured using a standard modular production process. Such systems require less engineering, drafting and design efforts than our long-term complex production-type projects. Revenue is recognized on our standard satellite ground segment systems upon shipment and acceptance of factory performance testing which is when title transfers to the customer. The amount of revenues recorded on each standard production-type contract is reduced by the customer’s contractual holdback amount, which typically requires 10% to 30% of the contract value to be retained by the customer until installation and final acceptance is complete. The customer generally becomes obligated to pay 70% to 90% of the contract value upon shipment and acceptance of factory performance testing. Installation is not deemed to be essential to the functionality of the system since installation does not require significant changes to the features or capabilities of the equipment, does not require complex software integration and interfacing and we have not experienced any difficulties installing such equipment. In addition, the customer or other third party vendors can install the equipment. The estimated value of the installation services is determined by management, which is typically less than the customer’s contractual holdback percentage. If the holdback is less than the estimated value of installation, we will defer recognition of revenues, determined on a contract-by-contract basis equal to the estimated value of the installation services. Payments received in advance by customers are deferred until shipment and are presented as deferred revenues.
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

Goodwill and Other Intangible Assets Impairment
          Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the three months ended September 30, 2010 that would indicate that the goodwill and indefinite life intangible assets were impaired.
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
          At September 30, 2010 and June 30, 2010 we had a liability for unrecognized tax benefits of approximately $1,085,000 which if recognized in the future, would favorably impact our effective tax rate.
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
          As of September 30, 2010, there was approximately $145,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.0 years. As of September 30, 2010, there was approximately $6,061,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.3 years.
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
Valuation of contingent consideration
          We maintain a liability for contingent consideration related to potential earn-out payments to the former shareholders of C2C and Evocomm if certain milestones are met. These amounts are estimated based on a number of factors including likelihood of meeting those milestones based on forecasted results. We review these estimates and updated forecasts on a quarterly basis and record adjustments as required. In the three months ended September 30, 2010 we recorded approximately $137,000 in operating results relating to this estimate.
Recent Accounting Pronouncements
          In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 was effective for the Company, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a material impact on the financial condition or results of operations for the three months ended September 30, 2010.
          In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This update did not have a material impact on the consolidated financial condition or results of operations for the three months ended September 30, 2010.
          In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this pronouncement will not have a material impact on the consolidated financial condition or results of operations.

Results of Operations
Three Months Ended September 30, 2010 and 2009
          Our consolidated results of operations for the three months ended September 30, 2010 include results of C2C, Evocomm and Evosat since the acquisition of these entities took place on March 5, 2010.
          Revenues from Services. Revenues from services increased by $14.3 million, or 50.1%, to $42.9 million for the three months ended September 30, 2010 from $28.6 million for the three months ended September 30, 2009. The increase in revenues was primarily due to an increase in our access service offering primarily in the government marketplace, along with $4.3 million of revenue from C2C and Evocomm.
          Revenues from Infrastructure Solutions. Revenues from infrastructure solutions decreased by $8.8 million, or 46.1%, to $10.3 million for the three months ended September 30, 2010 from $19.1 million for the three months ended September 30, 2009. The decrease in revenues was primarily driven by a decline in bookings of contract orders due to the global economic slowdown, which resulted in government and commercial customers and prospects delaying or cancelling projects which affected, in particular, pre-engineered systems. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the past.
          Costs from Services. Costs from services increased by $9.8 million, or 47.4%, to $30.4 million for the three months ended September 30, 2010, from $20.6 million for the three months ended September 30, 2009. Gross margin for services increased to 29.3% for the three months ended September 30, 2010, compared to 28.0% for the three months ended September 30, 2009. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.
          Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $7.7 million, or 48.6%, to $8.1 million for the three months ended September 30, 2010 from $15.8 million for the three months ended September 30, 2009. The gross margin from infrastructure solutions increased to 21.0% for the three months ended September 30, 2010 compared to 17.2% for the three months ended September 30, 2009. The increase in gross margin was mainly attributable to sales with a customer at higher than normal margin in the three months ended September 30, 2010 along with an equipment sale with lower than normal margins in the three months ended September 30, 2009.
          Selling and Marketing. Selling and marketing expenses increased by $0.8 million, or 26.1%, to $4.0 million for the three months ended September 30, 2010 from $3.2 million for the three months ended September 30, 2009. The increase was a result of increased proposal activity and marketing efforts in infrastructure and head count, and marketing expenses of $0.2 million incurred by C2C and Evocomm.
          Research and Development. Research and development expenses increased by $0.3 million, or 46.3%, to $1.1 million for the three months ended September 30, 2010 from $0.8 million for the three months ended September 30, 2009. The increase was principally due to costs associated with expanding X and Ka band product capabilities and expanding the Tempo Enterprise Media Platform.
          General and Administrative. General and administrative expenses increased by $0.6 million, or 10.8%, to $6.1 million for the three months ended September 30, 2010 from $5.5 million for the three months ended September 30, 2009. The increase was a result of $0.9 million of general and administrative expenses incurred at C2C and Evocomm (inclusive of $0.2 million of amortization of intangibles related to these acquisitions), partially offset by a $0.4 million gain to record to the fair value of forward contracts to purchase euros to settle a purchase obligation.
          Earn-out Fair Value Adjustments. This amount is a result of the earn-out accrual related to the acquisition of C2C and Evocomm on March 5, 2010.
          Interest Income. Interest income decreased by $0.1 million, or 57.0%, as a result of a decrease in interest rates and a decrease in the cash balance.

          Interest Expense. Interest expense increased by $0.1 million, as a result of the issuance of debt on March 5, 2010 related to the acquisition of C2C and Evocomm.
          Provision for Income Taxes. Provision for income taxes increased by $0.5 million, or 68.7% to $1.2 million for the three months ended September 30, 2010 from $0.7 million for the three months ended September 30, 2009, as a result of the increase in income before income taxes.
Liquidity and Capital Resources
          At September 30, 2010, we had working capital of $81.2 million, including cash and cash equivalents of $32.6 million, restricted cash of $5.0 million, net accounts receivable of $46.1 million, inventories of $38.8 million, prepaid expenses and other current assets of $2.9 million, current deferred income taxes of $1.6 million, offset by $25.4 million in accounts payable, $3.3 million in deferred revenues, $5.5 million in accrued payroll and related fringe benefits, $9.2 million in accrued expenses and $2.5 million in current portion of long term debt.
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
          Net cash used in operating activities during the three months ended September 30, 2010 was $6.6 million, which primarily related to a decrease in accounts payable of $11.9 million due to the reduction in revenue and the timing of payments to vendors, an increase in inventory of $4.2 million due to timing of shipments and purchases of equipment for milestones to be reached in future periods, specifically on one long-term program in infrastructure, partially offset by a decrease in accounts receivable of $2.7 million due to the timing of billings and collections from customers, a non-cash item representing depreciation and amortization expense of $2.2 million primarily related to depreciation expense on the network operations center and satellite earth station equipment and amortization expense related to the acquisitions and net income of $2.1 million, and a decrease in deferred income taxes of $1.1 million due to the income generated in the period.
          Net cash provided by operating activities during the three months ended September 30, 2009 was $9.3 million, which primarily related to a decrease in accounts receivable of $7.2 million due to the timing of billings and collections from customers, an increase in accounts payable of $4.5 million due to the increase in inventories and timing of payments to vendors, a non-cash item representing depreciation and amortization expense of $1.8 million primarily related to depreciation expense on the network operations center and satellite earth station equipment and amortization expense related to the acquisitions, and net income of $1.2 million, partially offset by an increase in inventories of $7.7 million due to timing of shipments and purchases of equipment for milestones to be reached in future periods.
          Net cash used in investing activities during the three months ended September 30, 2010 was $3.3 million, which related to the purchase of network operations center and teleport assets of $2.7 million and the cash portion of the payment for the Telaurus earn-out of approximately $0.6 million.
          Net cash used in investing activities during the three months ended September 30, 2009 was $3.6 million, which primarily related to the purchase of equipment for the hosted cellular service offering.
          Net cash used in financing activities during the three months ended September 30, 2010 was $0.5 million, which primarily related to repayment of long-term debt of $0.6 million partially offset by $0.1 million of proceeds from the exercise of stock options.
          Net cash provided by financing activities during the three months ended September 30, 2009 of $11,000 related to proceeds from the exercise of stock options.
          On May 28, 2010, we entered into Amendment No.4 to our committed secured credit facility with Citibank,

N.A. The credit facility has been extended and expires on May 26, 2011. The credit facility is comprised of a $65 million line of credit (the “Line”) and a foreign exchange line in the amount of $15 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings. At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At September 30, 2010, the applicable margin on the LIBOR rate was 225 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio, EBITDA minimums and minimum capital base, with which the Company was in compliance at September 30, 2010. As of September 30, 2010, $11.25 million was outstanding under the Acquisition Loan, of which $2.5 million was due within one year. In addition there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility as of September 30, 2010.
          We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through the fiscal year ending June 30, 2015. Future minimum lease payments due on these leases through September 30, 2011 are approximately $35.8 million.
          At September 30, 2010, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$65,245	$35,725	$23,281	$6,129	$110
Long-term debt	11,250	2,500	7,500	1,250	—

Total contractual obligations	$76,495	$38,225	$30,781	$7,379	$110

		Amount of Commitment Expiration Per Period
	Total Amounts
Other Commercial Commitments	Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$8,105	$4,866	$2,763	$476	$—

Total commercial commitments	$8,105	$4,866	$2,763	$476	$—

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
          Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2011.

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
          Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. In January 2010, we entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros to cover specific purchase commitments for material for an infrastructure program. We purchased approximately 1.0 million Euros in the three months ended September 30, 2010 under these foreign currency forward contracts. We recorded approximately $0.4 million gain to general and administrative expense in the three months ended September 30, 2010 to adjust these contracts to market value as of September 30, 2010. There will be fluctuation in our results quarter to quarter as we mark to market these forward exchange contracts. At September 30, 2010 we had open foreign currency forward exchange contracts to purchase approximately 1.3 million Euros within the next year. Holding other variables constant, if there were a ten percent devaluation in the Euro, it would result in a $0.2 million unrealized loss to be recorded in the results of operations.
          Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of $15,000 in the three months ended September 30, 2010.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
          During the past several years, as a consequence of the worldwide financial and economic crisis and continuing business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three months ended September 30, 2010 and the year ended June 30, 2010, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past. The growth of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.
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
We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn in this marketplace would adversely affect us.
          In the three months ended September 30, 2010, we derived 56% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.
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

          We market and sell a substantial portion of our services and products internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future, including revenues from our Mach 6, Telaurus, C2C and Evocomm acquisitions, with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:
•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our services and products to customers;

•	difficulties in collecting accounts receivable could affect our results of operations;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the International Emergency Economic Powers Act or similar legislation;

•	export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our network facilities;

•	differing technology standards across countries may impede our ability to integrate our services and products across international borders;

•	protectionist laws and business practices favoring local competition may give unequal bargaining leverage to key vendors in countries where competition is scarce, significantly increasing our operating costs;

•	increased expenses associated with marketing services in foreign countries could affect our ability to compete;

•	relying on local subcontractors for installation of our services and products could adversely impact the quality of our services and products;

•	difficulties in staffing and managing foreign operations could affect our ability to compete;

•	complex foreign laws and treaties could affect our ability to compete; and

•	potentially adverse taxes could affect our results of operations.
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
          GNSC’s, GSM’s, Cachendo’s, Mach 6’s, Telaurus’s, Evocomm’s, C2C’s and Evosat’s future revenues and results of operations are dependent on the development of the market for their current and future services. In the three months ended September 30, 2010, services revenues were 81% of total revenue, compared to 60% for the three months ended September 30, 2009. In fiscal 2010, services revenues increased to 60% of total revenues compared to 48% and 32% in fiscal 2009 and 2008, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.
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
          GNSC’s revenues and results of operations are dependent on the infrastructure of the network operations center and the Kenneth A. Miller International Teleport at our headquarters in Hauppauge, New York. Similarly, GSM’s and C2C’s revenues and results of operations are dependent on the infrastructure of the network operations center and teleport at our Laurel, Maryland and Netherlands facilities, respectively. A catastrophic event to any of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring services capabilities. These capabilities permit us to offer an integrated suite of services and products and the incapacity of our communications infrastructure would also negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.
Our markets are highly competitive and we have many established competitors, and we may lose market share as a result.
          The markets in which we operate are highly competitive and this competition could harm our ability to sell our services and products on prices and terms favorable to us. Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators, like Thales, Rockwell Collins, and SED Systems, and (2) equipment manufacturers who also provide integrated systems, like General Dynamics, SATCOM Technologies, Viasat, Alcatel and ND Satcom AG.

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
          The markets in which we operate have limited barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. Moreover, our current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their services and products to address the needs of our current and prospective customers. The potential strategic relationships of existing and new competitors may rapidly acquire significant market share, which would harm our business and financial condition.
If our services and products are not accepted in developing countries with emerging markets, our revenues will be impaired.
          We anticipate that a substantial portion of the growth in the demand for our services and products will come from customers in developing countries due to a lack of basic communications infrastructure in these countries. However, we cannot guarantee an increase in the demand for our services and products in developing countries or that customers in these countries will accept our services and products at all. Our ability to penetrate emerging markets in developing countries is dependent upon various factors including:
•	the speed at which communications infrastructure, including terrestrial microwave, coaxial cable and fiber optic communications systems, which compete with satellite-based services, is built;
•	the effectiveness of our local resellers and sales representatives in marketing and selling our services and products; and
•	the acceptance of our services and products by customers.
          If our services and products are not accepted, or the market potential we anticipate does not develop, our revenues will be impaired.
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
          We currently obtain most of our critical components and services from limited sources and generally do not maintain significant inventories or have long-term or exclusive supply contracts with our vendors. We have from time to time experienced delays in receiving products from vendors due to lack of availability, quality control or manufacturing problems, shortages of materials or components or product design difficulties. We may experience delays in the future and replacement services or products may not be available when needed, or at all, or at commercially reasonable rates or prices. If we were to change some of our vendors, we would have to perform additional testing procedures on the service or product supplied by the new vendors, which would prevent or delay the availability of our services and products. Furthermore, our costs could increase significantly if we need to change vendors. If we do not receive timely deliveries of quality services and products, or if there are significant increases in the prices of these products or services, it could have a material adverse effect on our business, results of operations and financial condition.
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

We may not be able to keep pace with technological changes, which would make our services and products become non-competitive and obsolete.
          The telecommunications industry, including satellite-based communications services, is characterized by rapidly changing technologies, frequent new service and product introductions and evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new services and products or enhancements to existing services and products in a timely manner or in response to changing market conditions or customer requirements, our services and products would become non-competitive and obsolete, which would harm our business, results of operations and financial condition.
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
          We currently have been granted six patents, and have one patent and one provisional patent application pending in the United States. We currently have one Patent Cooperation Treaty patent application pending. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our services and products can be sold, to provide meaningful protection or any commercial advantage to us. Also, our competitors may be able to design around our patents. The laws of some foreign countries in which our services and products are or may be developed, manufactured or sold may not protect our services and products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and services and products more likely.
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
          From October 1, 2009 through September 30, 2010, our stock price ranged from a low of $6.36 per share to a high of $8.99 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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
  Operations and Use of Satellites
          We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We also have licenses from Agentschap Telecom, the licensing authority in The Netherlands, for the teleports operated by Mach 6 and Carrier to Carrier in The Netherlands. We cannot guarantee that the applicable government agencies will grant renewals when our existing licenses expire, nor are we assured that the agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.
Foreign Regulations
          Regulatory schemes in countries in which we may seek to provide our satellite-delivered services may impose impediments on our operations. Some countries in which we intend to operate have telecommunications laws and regulations that do not currently contemplate technical advances in telecommunications technology like Internet/intranet transmission by satellite. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner that may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization from each country in which we provide our satellite-delivered services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our services and products or that restrictions applicable thereto will not be unduly burdensome.
 Regulation of the Internet
          Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the local, national or international levels with respect to the Internet, covering issues including user privacy and expression, pricing of services and products, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications. It is anticipated that a substantial portion of our Internet operations will be carried out in countries that may impose greater regulation of the content of information coming into the country than that which is generally applicable in the United States, including but not limited to privacy regulations in numerous European countries and content restrictions in countries such as the People’s Republic of China. To the extent that we provide content as a part of our Internet services, it will be subject to laws regulating content. Moreover, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our Internet services or increase our cost of doing business or in some other manner have a material adverse effect on our business, operating results and financial condition. In addition, the applicability of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, court jurisdiction and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, the laws do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our services and products, could increase our cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on our business, financial condition and results of operations.

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
On July 28, 2010, the Company issued 112,693 shares of its common stock and 244,910 warrants to purchase common stock of the Company at an exercise price of $10.00 in connection with its acquisition of the business operations of Telaurus on May 29, 2009. The shares became issuable pursuant to certain earn-out targets having been met in the period following the consummation of the acquisition. The Company issued the shares only to those members of Telaurus being “accredited investors” in reliance on Section 4(2) of the Securities Act of 1933, as amended. The warrants expire on July 28, 2013.
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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: November 9, 2010	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ ANDREW C. MELFI
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