Form 10-Q
period 2010-12-31
GLOBECOMM SYSTEMS INC
filed 2011-02-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of February 4, 2011, there were 22,262,513 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,080	$42,863
Restricted cash	5,027	5,025
Accounts receivable, net	56,855	49,222
Inventories	40,023	34,486
Prepaid expenses and other current assets	4,876	3,100
Deferred income taxes	1,602	1,602

Total current assets	148,463	136,298

Fixed assets, net	39,967	37,839
Goodwill	40,594	40,594
Intangibles, net	15,122	16,196
Deferred income taxes	5,444	7,635
Other assets	2,345	2,148

Total assets	$251,935	$240,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,890	$36,929
Deferred revenues	4,496	2,290
Accrued payroll and related fringe benefits	4,971	6,390
Other accrued expenses	10,731	11,477
Current portion of long-term debt	2,500	2,500

Total current liabilities	62,588	59,586

Other liabilities	3,375	2,443
Long term debt	8,125	9,375
Deferred income taxes	2,203	2,203

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2010 and June 30, 2010	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 22,719,767 at December 31, 2010 and 22,050,635 at June 30, 2010	23	22
Additional paid-in capital	193,613	189,401
Accumulated deficit	(15,504)	(19,346)
Treasury stock, at cost, 465,351 shares at December 31, 2010 and June 30, 2010	(2,781)	(2,781)
Accumulated other comprehensive income (loss)	293	(193)

Total stockholders’ equity	175,644	167,103

Total liabilities and stockholders’ equity	$251,935	$240,710

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Revenues from services	$47,264	$33,570	$90,196	$62,178
Revenues from infrastructure solutions	22,980	23,512	33,251	42,580

Total revenues	70,244	57,082	123,447	104,758

Costs and operating expenses:
Costs from services	33,718	25,483	64,077	46,085
Costs from infrastructure solutions	19,091	19,838	27,207	35,633
Selling and marketing	4,639	3,671	8,677	6,873
Research and development	910	762	2,009	1,513
General and administrative	6,875	5,216	12,986	10,731
Earn-out fair value adjustments	2,012	—	2,149	—

Total costs and operating expenses	67,245	54,970	117,105	100,835

Income from operations	2,999	2,112	6,342	3,923

Interest income	42	133	100	268
Interest expense	(70)	—	(149)	—

Income before income taxes	2,971	2,245	6,293	4,191

Provision for income taxes	1,262	844	2,451	1,549

Net income	$1,709	$1,401	$3,842	$2,642

Basic net income per common share	$0.08	$0.07	$0.18	$0.13

Diluted net income per common share	$0.08	$0.07	$0.18	$0.13

Weighted-average shares used in the calculation of basic net income per common share	21,218	20,437	21,126	20,400

Weighted-average shares used in the calculation of diluted net income per common share	21,827	20,840	21,689	20,812

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at June 30, 2010	22,051	$22	$189,401	$(19,346)	$(193)	465	$(2,781)	$167,103
Proceeds from exercise of stock options	140		921					921
Stock compensation expense			1,716					1,716
Grant of restricted shares	416
Tax benefit from stock compensation plan			4					4
Grant of shares for Telaurus earn-out	113	1	895					896
Grant of warrants for Telaurus earn-out			676					676
Comprehensive income:
Net income				3,842				3,842
Gain from foreign currency translation					486			486

Total comprehensive income								4,328

Balance at December 31, 2010	22,720	$23	$193,613	$(15,504)	$293	465	$(2,781)	$175,644

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2010	2009
Operating Activities:
Net income	$3,842	$2,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,327	3,421
Provision for doubtful accounts	81	803
Deferred income taxes	2,191	1,465
Stock compensation expense	1,716	1,064
Tax benefit from stock compensation plan	4	—
Earn-out fair value adjustments	2,149	—
Changes in operating assets and liabilities:
Accounts receivable	(7,037)	5,806
Inventories	(5,450)	(7,945)
Prepaid expenses and other current assets	(1,621)	163
Other assets	(154)	8
Accounts payable	2,551	1,912
Deferred revenue	2,206	1,753
Accrued payroll and related fringe benefits	(1,465)	(480)
Other accrued expenses	(84)	1,036
Other liabilities	19	(140)

Net cash provided by operating activities	3,275	11,508

Investing Activities:
Purchases of fixed assets	(5,332)	(5,883)
Cash payment for Telaurus earn-out	(586)	—

Net cash used in investing activities	(5,918)	(5,883)

Financing Activities:
Proceeds from exercise of stock options	921	27
Repayments of debt	(1,250)	—

Net cash (used in) provided by financing activities	(329)	27

Effect of foreign currency translation on cash and cash equivalents	189	8

Net (decrease) increase in cash and cash equivalents	(2,783)	5,660
Cash and cash equivalents at beginning of period	42,863	44,034

Cash and cash equivalents at end of period	$40,080	$49,694

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$153	$—
Cash paid for income taxes	312	272
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)
1. Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011, or for any future period.
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
Stock-Based Compensation
          Stock compensation expense was approximately $963,000 and $1,716,000 for the three and six months ended December 31, 2010, respectively. Stock compensation expense was approximately $632,000 and $1,064,000 for the three and six months ended December 31, 2009, respectively. As of December 31, 2010, there was approximately $152,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2010, there was approximately $5,251,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.1 years.
          Goodwill and Other Intangible Assets
          Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the six months ended December 31, 2010 that would indicate that goodwill and indefinite life intangible assets were impaired.
Comprehensive Income
          Comprehensive income for the three and six months ended December 31, 2010 of approximately $1,951,000 and $4,328,000, respectively, includes an unrealized foreign currency translation gain of approximately $242,000 and $486,000, respectively. Comprehensive income for the three and six months ended December 31, 2009 of approximately $1,403,000 and $2,658,000 includes a foreign currency translation gain of approximately $2,000 and $16,000, respectively.
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
          Uncertainty in Tax Positions
          The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At December 31, 2010, the Company had a liability for unrecognized tax benefits of approximately $1,277,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of December 31, 2010, the Company had not accrued any amounts for the potential payment of penalties and interest.
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
Foreign Exchange Contracts
          In January 2010, the Company entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros (approximately $3.3 million) to cover specific purchase commitments for an infrastructure program. In July 2010 and October 2010, the Company purchased approximately 1.0 million and 0.1 million Euros, respectively, under these forward exchange contracts. As a result, the Company has forward exchange contracts to purchase approximately 1.2 million Euros (approximately $1.6 million) remaining as of December 31, 2010. As the contracts do not qualify for hedge accounting, the Company recorded approximately $26,000 of loss and $379,000 of gain in general and administrative expense in the three and six months ended December 31, 2010, respectively, to adjust these contracts to market value as of December 31, 2010.
Restricted Cash
          Restricted cash primarily consists of cash held in escrow for potential earn-out payments to previous owners of C2C and Evocomm if certain milestones are reached.
Recent Accounting Pronouncements
          In October 2009, the FASB issued Accounting Standards Update No. 2009- 13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) which updates ASC Topic 605-25, Revenue Recognition — Multiple element arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 was effective for the Company for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations for the three and six months ended December 31, 2010.
          In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This update did not have a material impact on the Company’s fair value disclosures.
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
2. Basic and Diluted Net Income Per Common Share
          Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2010 excludes the effect of approximately 365,000 and 459,000 stock options, restricted shares and warrants in the calculation of the incremental common shares, as their effect would have been anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2009 excludes the effect of approximately 791,000 stock options and restricted shares in the calculation of the incremental common shares as their effect would have been anti-dilutive.
3. Inventories
          Inventories consist of the following:

	December 31,
	2010	June 30,
	(Unaudited)	2010

	(In thousands)
Raw materials and component parts	$1,668	$1,392
Work-in-progress	39,711	34,368

	41,379	35,760
Less progress payments	1,356	1,274

	$40,023	$34,486

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

          The following is the Company’s business segment information for the three and six months ended December 31, 2010 and 2009 and as of December 31, 2010 and June 30, 2010:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
		(Unaudited)
		(In thousands)
Revenues:
Services	$49,934	$37,423	$95,449	$66,996
Infrastructure solutions	23,138	23,670	33,409	43,344
Intercompany eliminations	(2,828)	(4,011)	(5,411)	(5,582)

Total revenues	$70,244	$57,082	$123,447	$104,758

Income (loss) from operations:
Services	$4,345	$3,481	$9,844	$6,917
Infrastructure solutions	(1,338)	(1,370)	(3,490)	(2,939)
Interest income	42	133	100	268
Interest expense	(70)	—	(149)	—
Intercompany eliminations	(8)	1	(12)	(55)

Income before income taxes	$2,971	$2,245	$6,293	$4,191

Depreciation and amortization:
Services	$1,708	$1,168	$3,463	$2,471
Infrastructure solutions	430	483	875	967
Intercompany eliminations	(5)	(8)	(11)	(17)

Total depreciation and amortization	$2,133	$1,643	$4,327	$3,421

Expenditures for long-lived assets:
Services	$2,378	$2,051	$5,073	$5,341
Infrastructure solutions	217	250	259	542

Total expenditures for long-lived assets	$2,595	$2,301	$5,332	$5,883

	December 31,
	2010	June 30,
	(Unaudited)	2010

	(In thousands)
Assets:
Services	$137,860	$130,866
Infrastructure solutions	219,185	207,053
Intercompany eliminations	(105,110)	(97,209)

Total assets	$251,935	$240,710

5. Long-Term Debt
Line of Credit
          On May 28, 2010, the Company entered into Amendment No. 4 to the committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 26, 2011. The credit facility is comprised of a $65 million line of credit (the “Line”) and a foreign exchange line in the amount of $15 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings. At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At December 31, 2010, the applicable margin on the LIBOR rate was 250 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio, EBITDA minimums and minimum capital base, with which the Company was in compliance at December 31, 2010. As of December 31, 2010, in addition to the Acquisition Loan described below there were standby letters of credit of approximately $8.4 million, which were applied against and reduced the amounts available under the credit facility.
Acquisition Loan
          The purchase of C2C and Evocomm was funded, in part, through a five-year $12.5 million acquisition term loan (“Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the then-existing credit facility. The Acquisition Loan bears interest at the prime rate or LIBOR plus 250 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of December 31, 2010 was approximately 2.6%. At December 31, 2010, $10,625,000 was outstanding of which $2,500,000 was due within one year. Remaining minimum payments under this agreement, excluding interest, for the following fiscal years are as follows (in thousands):

2011	$1,250
2012	2,500
2013	2,500
2014	2,500
2015	1,875
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
          Pursuant to the terms of the Acquisition Agreement, the Company paid a cash purchase price of $15.0 million (funded through $2.5 million of the Company’s current cash position and $12.5 million through the Acquisition Loan (as defined above) issued under the Company’s existing credit facility). The Seller also may be entitled to receive additional cash payments of up to an aggregate of $10.9 million, subject to an earn-out based upon the acquired businesses achieving certain earnings milestones within twenty-four months following the closing.
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

	Three months ended	Six months ended
	December 31,	December 31,
	2009	2009

	(in thousands, except per share data)
Revenues	$62,770	$115,443

Net income	$1,611	$3,256

Basic net income per common share	$0.08	$0.16

Diluted net income per common share	$0.07	$0.16

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
7. Goodwill and Intangibles
          Intangibles subject to amortization consisted of the following:

	December 31,	June 30,
	2010	2010	Est. useful life
	(In thousands)
Customer relationships	$16,279	$16,279	8-18 years
Software	1,287	1,287	5 years
Contracts backlog	1,771	1,771	6 months-2 years
Covenant not to compete	125	125	3-4 years
Trademark	82	82	5 years

	19,544	19,544
Less accumulated amortization	4,422	3,348

Intangibles, net	$15,122	$16,196

          Amortization expense of approximately $511,000 and $1,017,000 was included in general and administrative expenses in the three and six months ended December 31, 2010, respectively. Amortization expense of $269,000 and $703,000 was included in general and administrative expenses in the three and six months ended December 31, 2009, respectively.
          Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2011	$1,012
2012	1,889
2013	1,607
2014	1,582
2015	1,289

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
          Foreign currency forward exchange contracts are classified within Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company has forward exchange contracts to purchase approximately 1.2 million Euros (approximately $1.6 million) remaining as of December 31, 2010.
          There were no transfers in or out of the Level 1 and 2 in the three and six months ended December 31, 2010.
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
          The book value of the Company’s $10,625,000 of debt approximates fair value based upon its variable interest rate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and the impact on our customers or potential customers from the current worldwide economic issues. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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

          The services and products we offer include: access, hosted, lifecycle support services, pre-engineered products, and systems design and integration services. To provide these services and products, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises and media and content broadcasters.
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
          In the three months ended December 31, 2010, 11% and 18% of our revenues were derived from US Army CECOM and Northrop Grumman Information Technologies Inc., respectively. In the six months ended December 31, 2010, 20% of our revenues were derived from Northrop Grumman Information Technologies Inc. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.
          As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the three and six months ended December 31, 2010 and the years ended June 30, 2010 and 2009.
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
Goodwill and Other Intangible Assets Impairment
          Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the six months ended December 31, 2010 that would indicate that the goodwill and indefinite life intangible assets were impaired.
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
          At December 31, 2010 and June 30, 2010 we had a liability for unrecognized tax benefits of approximately $1,277,000 and $1,085,000, respectively, which if recognized in the future, would favorably impact our effective tax rate.
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
          As of December 31, 2010, there was approximately $152,000 of unrecognized compensation cost related to unvested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2010, there was approximately $5,251,000 of unrecognized compensation cost related to unvested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.1 years.
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
Valuation of contingent consideration
          We maintain a liability for contingent consideration related to potential earn-out payments to the former shareholders of C2C and Evocomm if certain milestones are met. These amounts are estimated based on a number of factors including likelihood of meeting those milestones based on forecasted results. We review these estimates and updated forecasts on a quarterly basis and record adjustments as required. In the three and six months ended December 31, 2010 we recorded approximately $2,012,000 and $2,149,000, respectively, in operating results relating to this estimate.
Recent Accounting Pronouncements
          In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 was effective for the Company, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a material impact on the financial condition or results of operations for the three and six months ended December 31, 2010.
          In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This update did not have a material impact on the Company’s fair value disclosures.
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

Results of Operations
Three and Six Months Ended December 31, 2010 and 2009
          Our consolidated results of operations for the three and six months ended December 31, 2010 include results of C2C, Evocomm and Evosat since the acquisition of these entities which took place on March 5, 2010.
          Revenues from Services. Revenues increased by $13.7 million, or 40.8%, to $47.3 million for the three months ended December 31, 2010 and increased by $28.0 million, or 45.1%, to $90.2 million for the six months ended December 31, 2010, compared to $33.6 million and $62.2 million for the three and six months ended December 31, 2009, respectively. The increase in revenues for the three and six months ended December 31, 2010 was due to an increase in our access service offering primarily in the government marketplace, along with $5.0 million and $9.3 million, respectively, of revenue from C2C and Evocomm.
          Revenues from Infrastructure Solutions. Revenues decreased by $0.5 million, or 2.3%, to $23.0 million for the three months ended December 31, 2010 and decreased by $9.3 million, or 21.9%, to $33.3 million for the six months ended December 31, 2010, compared to $23.5 million and $42.6 million for the three and six months ended December 31, 2009, respectively. The decrease in revenues was primarily driven by a decline in bookings of contract orders due to the global economic slowdown, which resulted in government and commercial customers and prospects delaying or cancelling projects which affected, in particular, pre-engineered systems. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the past.
          Costs from Services. Costs from services increased by $8.2 million, or 32.3%, to $33.7 million for the three months ended December 31, 2010 and increased by $18.0 million, or 39.0%, to $64.1 million for the six months ended December 31, 2010, compared to $25.5 million and $46.1 million for the three and six months ended December 31, 2009, respectively. Gross margin increased to 28.7% of revenues for the three months ended December 31, 2010 and increased to 29.0% of revenues for the six months ended December 31, 2010, compared to 24.1% and 25.9% for the three and six months ended December 31, 2009, respectively. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.
          Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $0.7 million, or 3.8%, to $19.1 million for the three months ended December 31, 2010 and decreased by $8.4 million, or 23.6%, to $27.2 million for the six months ended December 31, 2010, compared to $19.8 million and $35.6 million for the three and six months ended December 31, 2009, respectively. The gross margin increased to 16.9% in the three months ended December 31, 2010 and increased to 18.2% for the six months ended December 31, 2010, compared to 15.6% and 16.3% for the three and six months ended December 31, 2009, respectively. This increase in gross margin in the three and six months ended December 31, 2010 was mainly attributable to an increase in sales in the government marketplace, along with an equipment sale with lower than normal margin in the three and six months ended December 31, 2009.
          Selling and Marketing. Selling and marketing expenses increased by $1.0 million, or 26.4%, to $4.6 million for the three months ended December 31, 2010 and increased by $1.8 million, or 26.2%, to $8.7 million for the six months ended December 31, 2010, compared to $3.7 million and $6.9 million for the three and six months ended December 31, 2009, respectively. The increase was a result of increased proposal activity and marketing efforts in infrastructure, an increase in head count, and $0.2 million and $0.4 million of expenses for the three and six months ended December 31, 2010, respectively, incurred at C2C and Evocomm.
          Research and Development. Research and development expenses increased by $0.1 million, or 19.4%, to $0.9 million for the three months ended December 31, 2010 and increased by $0.5 million, or 32.8%, to $2.0 million for the six months ended December 31, 2010, compared to $0.8 million and $1.5 million for the three and six months ended December 31, 2009, respectively. The increase was principally due to costs associated with expanding X and Ka band product capabilities and expanding the Tempo Enterprise Media Platform.
          General and Administrative. General and administrative expenses increased by $1.7 million, or 31.8%, to $6.9 million for the three months ended December 31, 2010 and increased by $2.3 million, or 21.0%, to $13.0 million for the six months ended December 31, 2010 compared, to $5.2 million and $10.7 million for the three and six months ended December 31, 2009, respectively. The increase was a result of expenses of $0.9 million and $1.8 million for the three and six months ended December 31, 2010, respectively, incurred at C2C and Evocomm along with an increase in headcount and stock compensation expense in the three and six months ended December 31, 2010, partially offset by a $0.4 million gain to record the fair value of forward contracts to purchase Euros to settle a purchase obligation in the six months ended December 31, 2010.
          Earn-out Fair Value Adjustments. This $2.1 million is a result of the earn-out accrual related to the acquisition of C2C and Evocomm on March 5, 2010. The three and six months amounts includes an adjustment of $1.9 million due to C2C and Evocomm performing better than our original forecasts based on current and future anticipated results.
          Interest Income. Interest income decreased by $0.1 million, or 68.4% to $42,000 for the three months ended December 31, 2010 and decreased by $0.2 million, or 62.7%, to $0.1 million for the six months ended December 31, 2010, compared to $0.1 million and $0.3 million for the three and six months ended December 31, 2009, respectively, as a result of a decrease in interest rates and a decrease in the unrestricted cash balance.
          Interest Expense. Interest expense increased by $0.1 million, as a result of the issuance of debt on March 5, 2010 related to the acquisition of C2C and Evocomm.
          Provision for Income Taxes. The provision for income taxes increased by $0.4 million, or 49.5%, to $1.3 million for the three months ended December 31, 2010 and increased by $0.9 million, or 58.2%, to $2.5 million for the six months ended December 31, 2010, compared to $0.8 million and $1.5 million for the three and six months ended December 31, 2009, respectively. The provision for income taxes increased as a result of the increase in income before income taxes. The effective rate was 42% and 39% for the three and six months ended December 31, 2010, respectively, compared to 38% and 37% for the three and six months ended December 31, 2009, respectively. The effective rate increased mainly due to the earn-out fair value adjustment that is not deductible for tax purposes. This increase was partially offset by a benefit for the extension of the research and development credit that was enacted in the Tax Relief Act of 2010 that is retroactive to January 1, 2010 along with benefits for lower tax rates in certain foreign jurisdictions.
Liquidity and Capital Resources
          At December 31, 2010, we had working capital of $85.9 million, including cash and cash equivalents of $40.1 million, restricted cash of $5.0 million, net accounts receivable of $56.9 million, inventories of $40.0 million, prepaid expenses and other current assets of $4.9 million and current deferred income taxes of $1.6 million, offset by $39.9 million in accounts payable, $4.5 million in deferred revenues, $5.0 million in accrued payroll and related fringe benefits, $10.7 million in other accrued expenses and $2.5 million in current portion of long term debt
          At June 30, 2010, we had working capital of $76.7 million, including cash and cash equivalents of $42.9 million, restricted cash of $5.0 million, net accounts receivable of $49.2 million, inventories of $34.5 million, prepaid expenses and other current assets of $3.1 million and current deferred income taxes of $1.6 million, offset by $36.9 million in accounts payable, $2.3 million in deferred revenues, $6.4 million in accrued payroll and related fringe benefits, $11.5 million in accrued expenses and $2.5 million in current portion of long term debt.
          Net cash provided by operating activities during the six months ended December 31, 2010 was $3.3 million. This primarily related to a non-cash item representing depreciation and amortization expense of $4.3 million comprised of depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, net income of $3.8 million, an increase in accounts payable of $2.6 million due to the increase in inventories and timing of payments to vendors, an increase in deferred revenue of $2.2 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, a decrease in deferred income taxes of $2.2 million due to net income generated in the period, non-cash earn-out fair value adjustments of $2.1 million, partially offset by an increase in accounts receivable of $7.0 million due to the timing of billings and collections from customers and an increase in inventory of $5.5 million due to the timing of shipments and purchases of equipment for milestones to be reached in future periods, mainly attributable to one large long-term program.

          Net cash provided by operating activities during the six months ended December 31, 2009 was $11.5 million. This primarily related to a decrease in accounts receivable of $5.8 million due to the timing of billings and collections from customers, a non-cash item representing depreciation and amortization expense of $3.4 million comprised of depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, net income of $2.6 million, an increase in accounts payable of $1.9 million due to the increase in inventories and timing of payments to vendors, an increase in deferred revenue of $1.8 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, a decrease in deferred income taxes of $1.5 million due to net income generated in the period, non-cash stock compensation expense of $1.1 million and an increase in accrued expenses of $1.0 million resulting from customer deposits received as part of service agreements, offset by an increase in inventory of $7.9 million due to the timing of shipments and purchases of equipment for milestones to be reached in future periods.
          Net cash used in investing activities during the six months ended December 31, 2010 was $5.9 million, which related to the purchase of network operations center and teleport assets of $5.3 million and the cash portion of the payment for the Telaurus earn-out of approximately $0.6 million.
          Net cash used in investing activities during the six months ended December 31, 2009 was $5.9 million, which related to the purchase of hosted mobile core switch asset, network operations center and teleport assets.
          Net cash used in financing activities during the six months ended December 31, 2010 was $0.3 million, which primarily related to repayment of long-term debt of $1.3 million partially offset by $0.9 million of proceeds from the exercise of stock options.
          Net cash provided by financing activities during the six months ended December 31, 2009 of $27,000 related to proceeds from the exercise of stock options.
          On May 28, 2010, we entered into Amendment No.4 to our committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 26, 2011. The credit facility is comprised of a $65 million line of credit (the “Line”) and a foreign exchange line in the amount of $15 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings. At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At December 31, 2010, the applicable margin on the LIBOR rate was 250 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio, EBITDA minimums and minimum capital base, with which the Company was in compliance at December 31, 2010. As of December 31, 2010, $10.6 million was outstanding under the Acquisition Loan, of which $2.5 million was due within one year. In addition there were standby letters of credit of approximately $8.4 million, which were applied against and reduced the amounts available under the credit facility as of December 31, 2010.
          We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2015. Future minimum lease payments due on these leases through December 31, 2011 are approximately $40.3 million.

          At December 31, 2010, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$64,150	$40,254	$19,887	$3,935	$74
Long-term debt	10,625	2,500	5,000	3,125	—

Total contractual obligations	$74,775	$42,754	$24,887	$7,060	$74

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$8,418	$4,803	$3,139	$476	$—

Total commercial commitments	$8,418	$4,803	$3,139	$476	$—

          Our tax liability for uncertain tax positions was approximately $1,277,000 at December 31, 2010. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.
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
          Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 31, 2011. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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

Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. In January 2010, we entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros to cover specific purchase commitments for material for an infrastructure program. In July 2010 and October 2010, the Company purchased approximately 1.0 million and 0.1 million Euros, respectively, under these forward exchange contracts. We recorded approximately $0.1 million loss and $0.4 million gain to general and administrative expense in the three and six months ended December 31, 2010, respectively, to adjust these contracts to market value as of December 31, 2010. There will be fluctuation in our results quarter to quarter as we mark to market these forward exchange contracts. At December 31, 2010 we had open foreign currency forward exchange contracts to purchase approximately 1.2 million Euros (approximately $1.6 million) within the next year. Holding other variables constant, if there were a ten percent devaluation in the Euro, it would result in a $0.2 million unrealized loss to be recorded in the results of operations.
          Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of approximately $14,000 and $28,000 in the three and six months ended December 31, 2010.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
          During the past several years, as a consequence of the worldwide financial and economic crisis and business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three and six months ended December 31, 2010 and the year ended June 30, 2010, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past. The growth of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.
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
          In both the three and six months ended December 31, 2010, we derived 60% of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.
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
We often act as a subcontractor, particularly in the government marketplace and our results could be adversely affected by the prime contractors’ inability to obtain or renew its contracts with the ultimate customer.
          We regularly act as subcontractor to prime contractors, principally in the government marketplace. In these subcontractor arrangements, we have no control over the contracting process and we may not be able to influence or control issues that arise between the prime contractor and its customer. Our future success may be materially impaired if the companies for which we serve as subcontractor cannot obtain or renew their contracts with the ultimate customer. Also, disputes between a prime contractor and its customer could result in a customer terminating the contract, which could negatively impact our operating results.
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
          GNSC’s, GSM’s, Cachendo’s, Mach 6’s, Telaurus’s, Evocomm’s, C2C’s and Evosat’s future revenues and results of operations are dependent on the development of the market for their current and future services. In the six months ended December 31, 2010, services revenues were 73% of total revenue, compared to 59% for the six months ended December 31, 2009. In fiscal 2010, services revenues increased to 60% of total revenues compared to 48% and 32% in fiscal 2009 and 2008, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations
We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.
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
          From January 1, 2010 through December 31, 2010, our stock price ranged from a low of $6.52 per share to a high of $10.19 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: February 9, 2011	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2011	/s/ ANDREW C. MELFI
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