Form 10-Q
period 2011-03-31
GLOBECOMM SYSTEMS INC
filed 2011-05-10
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     As of May 5, 2011, there were 22,421,632 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	June 30,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,521	$42,863
Restricted cash	5,028	5,025
Accounts receivable, net	55,515	49,222
Inventories	47,445	34,486
Prepaid expenses and other current assets	5,372	3,100
Deferred income taxes	1,603	1,602

Total current assets	154,484	136,298

Fixed assets, net	39,447	37,839
Goodwill	40,594	40,594
Intangibles, net	14,542	16,196
Deferred income taxes	3,679	7,635
Other assets	2,232	2,148

Total assets	$254,978	$240,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,035	$36,929
Deferred revenues	9,400	2,290
Accrued payroll and related fringe benefits	5,869	6,390
Other accrued expenses	15,892	11,477
Current portion of long-term debt	2,500	2,500

Total current liabilities	64,696	59,586

Other liabilities	801	2,443
Long term debt	7,500	9,375
Deferred income taxes	2,203	2,203

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2011 and June 30, 2010	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 22,829,416 at March 31, 2011 and 22,050,635 at June 30, 2010	23	22
Additional paid-in capital	194,969	189,401
Accumulated deficit	(12,516)	(19,346)
Treasury stock, at cost, 465,351 shares at March 31, 2011 and June 30, 2010	(2,781)	(2,781)
Accumulated other comprehensive income (loss)	83	(193)

Total stockholders’ equity	179,778	167,103

Total liabilities and stockholders’ equity	$254,978	$240,710

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Revenues from services	$45,963	$34,018	$136,159	$96,196
Revenues from infrastructure solutions	16,520	18,782	49,771	61,362

Total revenues	62,483	52,800	185,930	157,558

Costs and operating expenses:
Costs from services	31,691	24,822	95,768	70,907
Costs from infrastructure solutions	12,866	14,853	40,073	50,486
Selling and marketing	4,251	3,943	12,928	10,817
Research and development	723	760	2,732	2,272
General and administrative	7,547	6,478	20,533	17,209
Earn-out fair value adjustments	400	23	2,549	23

Total costs and operating expenses	57,478	50,879	174,583	151,714

Income from operations	5,005	1,921	11,347	5,844

Interest income	44	58	144	326
Interest expense	(69)	(27)	(218)	(27)

Income before income taxes	4,980	1,952	11,273	6,143

Provision for income taxes	1,992	707	4,443	2,256

Net income	$2,988	$1,245	$6,830	$3,887

Basic net income per common share	$0.14	$0.06	$0.32	$0.19

Diluted net income per common share	$0.14	$0.06	$0.31	$0.19

Weighted-average shares used in the calculation of basic net income per common share	21,442	20,601	21,230	20,466

Weighted-average shares used in the calculation of diluted net income per common share	22,104	21,030	21,830	20,884

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at June 30, 2010	22,051	$22	$189,401	$(19,346)	$(193)	465	$(2,781)	$167,103
Proceeds from exercise of stock options	237		1,475					1,475
Stock compensation expense			2,513					2,513
Grant of restricted shares	428
Tax benefit from stock compensation plan			9					9
Grant of shares for Telaurus earn-out	113	1	895					896
Grant of warrants for Telaurus earn-out			676					676
Comprehensive income:
Net income				6,830				6,830
Gain from foreign currency translation					276			276

Total comprehensive income								7,106

Balance at March 31, 2011	22,829	$23	$194,969	$(12,516)	$83	465	$(2,781)	$179,778

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2011	2010
Operating Activities:
Net income	$6,830	$3,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,832	5,391
Provision for doubtful accounts	496	679
Deferred income taxes	3,956	2,086
Stock compensation expense	2,513	1,704
Tax benefit from stock compensation plan	9	2
Earn-out fair value adjustments	2,549	23
Changes in operating assets and liabilities:
Accounts receivable	(6,354)	1,969
Inventories	(12,867)	(16,191)
Prepaid expenses and other current assets	(2,077)	362
Other assets	(12)	(156)
Accounts payable	(6,394)	3,410
Deferred revenue	7,110	1,361
Accrued payroll and related fringe benefits	(558)	298
Other accrued expenses	1,980	1,292
Other liabilities	17	(131)

Net cash provided by operating activities	4,030	5,986

Investing Activities:
Purchases of fixed assets	(6,619)	(6,823)
Acquisition of business, net of cash received	—	(13,901)
Cash payment for Telaurus earn out	(586)	(353)
Restricted cash	—	(5,000)

Net cash used in investing activities	(7,205)	(26,077)

Financing Activities:
Proceeds from exercise of stock options	1,475	181
Borrowings under C2C acquisition loan	—	12,500
Proceeds from sale of common stock	—	497
Repayments of debt	(1,875)	—

Net cash (used in) provided by financing activities	(400)	13,178

Effect of foreign currency translation on cash and cash equivalents	233	(45)

Net decrease in cash and cash equivalents	(3,342)	(6,958)
Cash and cash equivalents at beginning of period	42,863	44,034

Cash and cash equivalents at end of period	$39,521	$37,076

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$221	$—
Cash paid for income taxes	693	342
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2011, or for any future period.
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
Stock-Based Compensation
     Stock compensation expense was approximately $797,000 and $2,513,000 for the three and nine months ended March 31, 2011, respectively. Stock compensation expense was approximately $640,000 and $1,704,000 for the three and nine months ended March 31, 2010, respectively. As of March 31, 2011, there was approximately $124,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of March 31, 2011, there was approximately $4,486,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.0 years.
     Goodwill and Other Intangible Assets
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the nine months ended March 31, 2011 that would indicate that goodwill and indefinite life intangible assets were impaired.
Comprehensive Income
     Comprehensive income for the three and nine months ended March 31, 2011 of approximately $2,778,000 and $7,106,000, respectively, includes an unrealized foreign currency translation loss of approximately $210,000 and a gain of approximately $276,000, respectively. Comprehensive income for the three and nine months ended March 31, 2010 of approximately $1,193,000 and $3,851,000 includes a foreign currency translation loss of approximately $52,000 and $36,000, respectively.
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
     Uncertainty in Tax Positions
     The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At March 31, 2011, the Company had a liability for unrecognized tax benefits of approximately $1,425,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of March 31, 2011, the Company had not accrued any amounts for the potential payment of penalties and interest.
     The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2008 through 2010 tax years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.
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
Foreign Exchange Contracts
     In January 2010, the Company entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros (approximately $3.3 million) to cover specific purchase commitments for an infrastructure program. In July 2010, October 2010 and January 2011, the Company purchased approximately 1.0 million, 0.1 million, and 1.2 millon Euros, respectively, under these forward exchange contracts. As a result, the Company has no forward exchange contracts remaining as of March 31, 2011. As the contracts did not qualify for hedge accounting, the Company recorded approximately $136,000 and $515,000 of gain in general and administrative expense in the three and nine months ended March 31, 2011, respectively, to adjust these contracts to market value.
Restricted Cash
     Restricted cash primarily consists of cash held in escrow for potential earn-out payments to previous owners of C2C and Evocomm if certain milestones are reached.
Recent Accounting Pronouncements
     In October 2009, the FASB issued Accounting Standards Update No. 2009- 13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) which updates ASC Topic 605-25, Revenue Recognition — Multiple element arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 was effective for the Company for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations for the three and nine months ended March 31, 2011.
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
2. Basic and Diluted Net Income Per Common Share
     Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2011 excludes the effect of approximately 75,000 and 365,000 stock options, restricted shares and warrants in the calculation of the incremental common shares, as their effect would have been anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2010 excludes the effect of approximately 836,000 stock options and restricted shares in the calculation of the incremental common shares as their effect would have been anti-dilutive.
3. Inventories
     Inventories consist of the following:

	March 31,
	2011	June 30,
	(Unaudited)	2010
	(In thousands)
Raw materials and component parts	$1,212	$1,392
Work-in-progress	47,520	34,368

	48,732	35,760
Less progress payments	1,287	1,274

	$47,445	$34,486

4. Segment Information
     The Company operates through two business segments. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, and Evosat, provides satellite communication services capabilities. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks.
     The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products.

     The following is the Company’s business segment information for the three and nine months ended March 31, 2011 and 2010 and as of March 31, 2011 and June 30, 2010:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Revenues:
Services	$50,233	$35,834	$145,682	$102,831
Infrastructure solutions	16,520	18,849	49,929	62,193
Intercompany eliminations	(4,270)	(1,883)	(9,681)	(7,466)

Total revenues	$62,483	$52,800	$185,930	$157,558

Income (loss) from operations:
Services	$6,642	$4,307	$16,487	$11,225
Infrastructure solutions	(1,603)	(2,388)	(5,093)	(5,327)
Interest income	44	58	144	326
Interest expense	(69)	(27)	(218)	(27)
Intercompany eliminations	(34)	2	(47)	(54)

Income before income taxes	$4,980	$1,952	$11,273	$6,143

Depreciation and amortization:
Services	$2,066	$1,535	$5,529	$4,006
Infrastructure solutions	445	444	1,320	1,411
Intercompany eliminations	(6)	(9)	(17)	(26)

Total depreciation and amortization	$2,505	$1,970	$6,832	$5,391

Expenditures for long-lived assets:
Services	$1,118	$747	$6,191	$6,088
Infrastructure solutions	169	193	428	735

Total expenditures for long-lived assets	$1,287	$940	$6,619	$6,823

	March 31,
	2011	June 30,
	(Unaudited)	2010
	(In thousands)
Assets:
Services	$146,962	$130,866
Infrastructure solutions	225,458	207,053
Intercompany eliminations	(117,442)	(97,209)

Total assets	$254,978	$240,710

5. Long-Term Debt
Line of Credit
     On May 28, 2010, the Company entered into Amendment No. 4 to the committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 26, 2011. The credit facility is comprised of a $65 million line of credit (the “Line”) and a foreign exchange line in the amount of $15 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings. At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At March 31, 2011, the applicable margin on the LIBOR rate was 250 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio, EBITDA minimums and minimum capital base, with which the Company was in compliance at March 31, 2011. As of March 31, 2011, in addition to the C2C Acquisition Loan described below there were standby letters of credit of approximately $6.9 million, which were applied against and reduced the amounts available under the credit facility.
C2C Acquisition Loan
     The purchase of C2C and Evocomm was funded, in part, through a five-year $12.5 million acquisition term loan (“ C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the then-existing credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 250 basis points, at the Company’s discretion. The balance is to be paid in equal monthly installments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of March 31, 2011 was approximately 2.8%. At March 31, 2011, $10,000,000 was outstanding of which $2,500,000 was due within one year. Remaining minimum payments under this agreement, excluding interest, for the following fiscal years are as follows (in thousands):

2011	$625
2012	2,500
2013	2,500
2014	2,500
2015	1,875
ComSource Acquisition Loan
     Subsequent to March 31, 2011, on April 7, 2011, the Company entered into Amendment No. 5 to its credit facility with Citibank, N.A., revising the definition and treatment of certain covenants. Further, the Company entered into an $18.0 million Term Loan Note (the “ComSource Acquisition Loan”). The ComSource Acquisition Loan was incurred to fund part of the acquisition of ComSource Inc. described below in Subsequent Events. The ComSource Acquisition Loan provides that the Company will pay to Citibank, N.A. sixty consecutive monthly principal installments of $300,000 each plus applicable interest.
6. Acquisitions
     On March 5, 2010, the Company, acting through its indirect wholly-owned subsidiaries Globecomm Holdings B.V. and Globecomm (BVI) Ltd., acquired from Carrier to Carrier Telecom Holdings Ltd (the “Seller”), a privately owned company, all of the issued shares of Carrier to Carrier Telecom B.V. (“C2C”), a company incorporated in the Netherlands, and the business assets of Evocomm Communications Limited (“Evocomm”) each of C2C and Evocomm being a wholly-owned subsidiary of the Seller. Pursuant to the terms of the acquisition, the Company also acquired from Evocomm all the issued shares of Evosat (Pty) Ltd (“Evosat”), a company incorporated in South Africa.
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
     Pursuant to the terms of the acquisition agreement, the Company paid a cash purchase price of $15.0 million (funded through $2.5 million of the Company’s current cash position and $12.5 million through the C2C Acquisition Loan (as defined above) issued under the Company’s existing credit facility). The Seller also may be entitled to receive additional cash payments of up to an aggregate of $10.9 million, subject to an earn-out based upon the acquired businesses achieving certain earnings milestones within twenty-four months following the closing. In April 2011, the former owners of C2C and Evocomm received $4.5 million based on the results of the first twelve month earn out period, which reduced the future potential earn-out payments to a maximum of $5.9 million.
     The following unaudited pro forma information assumes that the acquisition of C2C and Evocomm occurred on July 1, 2009, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on the C2C Acquisition Loan, decreased interest income due to use of cash to partially fund the acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the date indicated or of the results that may occur in the future:

	Three months ended	Nine months ended
	March 31, 2010	March 31, 2010
	(in thousands, except per share data)
Revenues	$56,527	$171,970

Net income	$1,312	$4,568

Basic net income per common share	$0.06	$0.22

Diluted net income per common share	$0.06	$0.22

     On May 29, 2009, the Company, acting through its wholly-owned subsidiary Telaurus LLC, acquired the entire business operations of Telaurus Communications LLC (“Telaurus”), a privately owned company, including all of the issued stock of Telaurus’s wholly-owned subsidiary Telaurus Communications Pte. Ltd., a company incorporated in Singapore.
     Pursuant to the terms of the acquisition the former owners of Telaurus received approximately 113,000 common shares, approximately $586,000 in cash and 244,910 warrants to purchase common stock at an exercise price of $10.00 on July 28, 2010 based on results of the earn-out period, which expired on May 31, 2010. The warrants expire on July 28, 2013.
7. Goodwill and Intangibles
     Intangibles subject to amortization consisted of the following:

	March 31,	June 30,
	2011	2010	Est. useful life
	(In thousands)
Customer relationships	$16,279	$16,279	8-18 years
Software	1,287	1,287	5 years
Contracts backlog	1,771	1,771	6 months-2 years
Covenant not to compete	125	125	3-4 years
Trademark	82	82	5 years

	19,544	19,544
Less accumulated amortization	5,002	3,348

Intangibles, net	$14,542	$16,196

     Amortization expense of approximately $505,000 and $1,522,000 was included in general and administrative expenses in the three and nine months ended March 31, 2011, respectively. Amortization expense of $330,000 and $1,033,000 was included in general and administrative expenses in the three and nine months ended March 31, 2010, respectively.
     Total remaining amortization expense for the following fiscal years related to these intangible assets is expected to be as follows (in thousands):

2011	$506
2012	1,889
2013	1,607
2014	1,582
2015	1,289
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
     There were no transfers in or out of Level 1 and 2 in the three and nine months ended March 31, 2011.
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
     The book value of the Company’s $10,000,000 of debt approximates fair value based upon its variable interest rate.
9. Subsequent Events
     The Company entered into an Agreement and Plan of Merger effective as of April 8, 2011 with ComSource Inc. (“ComSource”). Pursuant to the agreement, a newly-formed subsidiary of the Company merged with and into ComSource in exchange for an initial cash purchase price of $20.0 million, funded through $2.0 million of existing cash and $18.0 million through the ComSource Acquisition Loan, as described above. To the extent that working capital at the effective time is less or more than $400,000, there may be a post-closing adjustment to the purchase price.
     Former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within twenty-four months following the closing.
     ComSource employs 48 staff and provides independent testing and evaluation of a variety of telecommunications equipment and related recurring long term application support, including new feature sets. Client testing includes basic performance, data assurance, reliability and system security. The acquisition of ComSource provides the Company with further entry into the growing wireless market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, including areas of conflict, our dependence on a limited number of contracts for a high percentage of our revenues, our concentration of government contracts and the impact on our customers or potential customers of the uncertain worldwide economic climate. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
     In the three and nine months ended March 31, 2011, 21% and 22% of our revenues were derived from Northrop Grumman Information Technologies Inc., respectively. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.
     As a consequence of the worldwide financial and economic crisis and that has occurred during the past several years and lingering economic uncertainty, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the three and nine months ended March 31, 2011 and the years ended June 30, 2010 and 2009. We are also experiencing a shift in our infrastructure business from numerous smaller orders to ones that are larger and include various milestones which affect revenue recognition. This may result in more significant quarter-to-quarter shifts in revenues from this segment in the future. We expect an increase in revenues from this segment in the fiscal 2011 fourth quarter as a result of this shift.
     The decrease in cash provided by operating activities for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 was primarily due to the increase in inventories and the payment of accounts payable during the current period. This increase was the result of inventory purchases related to a significant contract in the infrastructure business expected to be shipped in fiscal 2012. We have not recognized certain revenues from this contract as a result of not yet achieving certain contract milestones. Moreover, this contract carries an unusually low margin which will negatively impact our gross margin in fiscal 2012 as milestones are reached.
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
     Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor salaries. Anticipated contract losses are recognized as they become known. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract, and administrative functions, as well as amortization of intangible assets.
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
Goodwill and Other Intangible Assets Impairment
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the nine months ended March 31, 2011 that would indicate that the goodwill and indefinite life intangible assets were impaired.
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
     At March 31, 2011 and June 30, 2010 we had a liability for unrecognized tax benefits of approximately $1,425,000 and $1,085,000, respectively, which if recognized in the future, would favorably impact our effective tax rate.

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
     As of March 31, 2011, there was approximately $124,000 of unrecognized compensation cost related to unvested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of March 31, 2011, there was approximately $4,486,000 of unrecognized compensation cost related to unvested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.0 years.
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
Valuation of contingent consideration
     We maintain a liability for contingent consideration related to potential earn-out payments to the former shareholders of C2C and Evocomm if certain milestones are met. These amounts are estimated based on a number of factors including likelihood of meeting those milestones based on forecasted results. We review these estimates and updated forecasts on a quarterly basis and record adjustments as required. In the three and nine months ended March 31, 2011 we recorded expense of approximately $400,000 and $2,549,000, respectively, in operating results relating to this estimate.
Recent Accounting Pronouncements
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 was effective for the Company, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a material impact on the financial condition or results of operations for the three and nine months ended March 31, 2011.
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
Results of Operations
Three and Nine Months Ended March 31, 2011 and 2010
     Our consolidated results of operations for the three and nine months ended March 31, 2011 include results of C2C, Evocomm and Evosat since the acquisition of these entities which took place on March 5, 2010.
     Revenues from Services. Revenues increased by $11.9 million, or 35.1%, to $46.0 million for the three months ended March 31, 2011 and increased by $40.0 million, or 41.5%, to $136.2 million for the nine months ended March 31, 2011, compared to $34.0 million and $96.2 million for the three and nine months ended March 31, 2010, respectively. The increase in revenues for the three and nine months ended March 31, 2011 was due to an increase in our access service offering primarily in the government marketplace, along with a net increase of $3.5 million and $12.8 million, respectively, of revenue from C2C and Evocomm.
     Revenues from Infrastructure Solutions. Revenues decreased by $2.3 million, or 12.0%, to $16.5 million for the three months ended March 31, 2011 and decreased by $11.6 million, or 18.9%, to $49.8 million for the nine months ended March 31, 2011, compared to $18.8 million and $61.4 million for the three and nine months ended March 31, 2010, respectively. The decrease in revenues was primarily driven by a decline in bookings of contract orders due to the global economic slowdown, which resulted in government and commercial customers and prospects delaying or cancelling projects which affected, in particular, pre-engineered systems. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the past.
     Costs from Services. Costs from services increased by $6.9 million, or 27.7%, to $31.7 million for the three months ended March 31, 2011 and increased by $24.9 million, or 35.1%, to $95.8 million for the nine months ended March 31, 2011, compared to $24.8 million and $70.9 million for the three and nine months ended March 31, 2010, respectively. Gross margin increased to 31.1% of revenues for the three months ended March 31, 2011 and increased to 29.7% of revenues for the nine months ended March 31, 2011, compared to 27.0% and 26.3% for the three and nine months ended March 31, 2010, respectively. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.
     Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $2.0 million, or 13.4%, to $12.9 million for the three months ended March 31, 2011 and decreased by $10.4 million, or 20.6%, to $40.1 million for the nine months ended March 31, 2011, compared to $14.9 million and $50.5 million for the three and nine months ended March 31, 2010, respectively. The gross margin increased to 22.1% in the three months ended March 31, 2011 and increased to 19.5% for the nine months ended March 31, 2011, compared to 20.9% and 17.7% for the three and nine months ended March 31, 2010, respectively. This increase in gross margin in the three and nine months ended March 31, 2011 was mainly attributable to an increase in sales in the government marketplace, along with an equipment sale with lower than normal margin in the three and nine months ended March 31, 2010.
     Selling and Marketing. Selling and marketing expenses increased by $0.3 million, or 7.8%, to $4.3 million for the three months ended March 31, 2011 and increased by $2.1 million, or 19.5%, to $12.9 million for the nine months ended March 31, 2011, compared to $3.9 million and $10.8 million for the three and nine months ended March 31, 2010, respectively. The increase was a result of increased proposal activity and marketing efforts in infrastructure, an increase in head count, and net increase of $0.1 million and $0.5 million of expenses for the three and nine months ended March 31, 2011, respectively, incurred at C2C and Evocomm.
     Research and Development. Research and development expenses remained relatively consistent for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and increased by $0.5 million, or 20.2%, to $2.7 million for the nine months ended March 31, 2011, compared to $2.3 million for the nine months ended March 31, 2010. The increase was principally due to costs associated with expanding X and Ka band product capabilities and expanding the Tempo Enterprise Media Platform.
     General and Administrative. General and administrative expenses increased by $1.1 million, or 16.5%, to $7.5 million for the three months ended March 31, 2011 and increased by $3.3 million, or 19.3%, to $20.5 million for the nine months ended March 31, 2011, compared to $6.5 million and $17.2 million for the three and nine months ended March 31, 2010, respectively. The increase in the three months ended March 31, 2011 was a result of additional net expenses of $0.7 million incurred at C2C and Evocomm along with an increase in the accrual for the Company’s pay for performance plan and an increase in headcount, partially offset by a decrease in acquisition costs of $0.5 million and reduction of foreign currency expense of $0.3 million compared to previous period due to the settlement of forward contracts to purchase Euros (includes $0.1 million gain in the three months ended March 31, 2011 along with $0.2 million reduction of expense due to inclusion of $0.2 million loss recorded in same period last year). The increase in the nine months ended March 31, 2011 was a result of additional net expenses of $2.5 million for the nine months ended March 31, 2011 incurred at C2C and Evocomm along with an increase in headcount and stock compensation expense and an increase in the accrual for the Company’s pay for performance plan, partially offset by a decrease in acquisition costs of $0.5 million and reduction of foreign currency expense of $0.7 million compared to previous period due to the settlement of forward contracts to purchase Euros (includes $0.5 million gain in the nine months ended March 31, 2011 along with $0.2 million reduction of expense due to inclusion of $0.2 million loss recorded in same period last year).
     Earn-out Fair Value Adjustments. Charges of $0.4 million and $2.1 million in the three and nine months ended March 31, 2011 are a result of the earn-out accrual related to the acquisition of C2C and Evocomm on March 5, 2010. The nine months amount includes an adjustment of $2.1 million due to C2C and Evocomm performing better than our original forecasts based on current and future anticipated results.
     Interest Income. Interest income decreased by 24.1% to $44,000 for the three months ended March 31, 2011 and decreased by $0.2 million, or 55.8%, to $0.1 million for the nine months ended March 31, 2011, compared to $0.1 million and $0.3 million for the three and nine months ended March 31, 2010, respectively, as a result of a decrease in interest rates and a decrease in the unrestricted cash balance.
     Interest Expense. Interest expense increased by $42,000 to $0.1 million for the three months ended March 31, 2011 and increased by $0.2 million to $0.2 million for the nine months ended March 31, 2011, as a result of the issuance of debt on March 5, 2010 related to the acquisition of C2C and Evocomm.
     Provision for Income Taxes. The provision for income taxes increased by $1.3 million, or 181.8%, to $2.0 million for the three months ended March 31, 2011 and increased by $2.2 million, or 96.9%, to $4.4 million for the nine months ended March 31, 2011, compared to $0.7 million and $2.3 million for the three and nine months ended March 31, 2010, respectively. The provision for income taxes increased as a result of the increase in income before income taxes. The effective rate was 40% and 39% for the three and nine months ended March 31, 2011, respectively, compared to 36% and 37% for the three and nine months ended March 31, 2010, respectively. The effective rate increased mainly due to the earn-out fair value adjustment that is not deductible for tax purposes. This increase was partially offset by a research and development credit for fiscal 2005, a benefit for the extension of the research and development credit that was enacted in the Tax Relief Act of 2010 that is retroactive to January 1, 2010 along with benefits for lower tax rates in certain foreign jurisdictions.
Liquidity and Capital Resources
     At March 31, 2011, we had working capital of $89.8 million, including cash and cash equivalents of $39.5 million, restricted cash of $5.0 million, net accounts receivable of $55.5 million, inventories of $47.4 million, prepaid expenses and other current assets of $5.4 million and current deferred income taxes of $1.6 million, offset by $31.0 million in accounts payable, $9.4 million in deferred revenues, $5.9 million in accrued payroll and related fringe benefits, $15.9 million in other accrued expenses and $2.5 million in current portion of long term debt.
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
     Net cash provided by operating activities during the nine months ended March 31, 2011 was $4.0 million. This primarily related to a decrease in deferred revenue of $7.1 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, net income of $6.8 million, a non-cash item representing depreciation and amortization expense of $6.8 million comprised of depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, a decrease in deferred income taxes of $4.0 million due to net income generated in the period, earn-out fair value adjustments of $2.5 million and non-cash stock compensation expense of $2.5 million offset by an increase in inventory of $12.9 million due to the timing of shipments and purchases of equipment for milestones to be reached in future periods mainly attributable to one large long-term program, a decrease in accounts payable of $6.4 million due to the timing of inventory purchases and payments to vendors, and an increase in accounts receivable of $6.4 million due to the timing of billings and collections from customers.
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
     Net cash used in investing activities during the nine months ended March 31, 2011 was $7.2 million, which related to the purchase of network operations center and teleport assets of $6.6 million and the cash payment for the Telaurus earn-out of approximately $0.6 million.
     Net cash used in investing activities during the nine months ended March 31, 2010 was $26.1 million, which consisted of $13.9 million related to the acquisition of C2C and Evocomm, capital expenditures of $6.8 million related to the purchase of hosted mobile core switch assets, network operations center and teleport assets and $5.0 million of restricted cash related to a potential earnout for C2C and Evocomm acquisition.
     Net cash used in financing activities during the nine months ended March 31, 2011 was $0.4 million, which primarily related to repayment of long-term debt of $1.9 million partially offset by $1.5 million of proceeds from the exercise of stock options.

     Net cash provided by financing activities during the nine months ended March 31, 2010 was $13.2 million, which primarily related to $12.5 million of borrowings from the term note used to fund the acquisition of C2C and Evocomm, $0.5 million related to proceeds from the sale of common stock and $0.2 million related to proceeds from the exercise of stock options.
     On May 28, 2010, we entered into Amendment No. 4 to our committed secured credit facility with Citibank, N.A. The credit facility has been extended and expires on May 26, 2011. The credit facility is comprised of a $65 million line of credit (the “Line”) and a foreign exchange line in the amount of $15 million. The Line includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings. At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At March 31, 2011, the applicable margin on the LIBOR rate was 250 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, liquidity ratio, minimum cash balance, debt service ratio, EBITDA minimums and minimum capital base, with which the Company was in compliance at March 31, 2011. As of March 31, 2011, $10.0 million was outstanding under the C2C Acquisition Loan, of which $2.5 million was due within one year. In addition there were standby letters of credit of approximately $6.9 million, which were applied against and reduced the amounts available under the credit facility as of March 31, 2011.
     On April 7, 2011, we entered into Amendment No. 5 to our credit facility with Citibank, N.A., revising the definition and treatment of certain covenants. Further, we entered into the $18.0 million ComSource Acquisition Loan. The ComSource Acquisition Loan was issued to fund part of the acquisition price of ComSource Inc. described below. The ComSource Acquisition Loan provides that we will pay to Citibank, N.A. sixty consecutive monthly principal installments of $300,000 each plus applicable interest.
     We entered into, and simultaneously closed, an Agreement and Plan of Merger (the “Merger Agreement”) as of April 8, 2011 with ComSource Inc. (“ComSource”). Pursuant to the Merger Agreement, a newly-formed subsidiary merged with and into ComSource in exchange for an initial cash purchase price of $20.0 million, funded through $2.0 million of existing cash and $18.0 million through the ComSource Acquisition Loan, as described above. To the extent that working capital at the effective time was less or more than $400,000, there may be a post-closing adjustment to the purchase price.
     Former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within twenty-four months following the closing.
     We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal 2015. Future minimum lease payments due on these leases through March 31, 2012 are approximately $35.3 million.
     At March 31, 2011, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$56,521	$35,309	$16,173	$4,870	$169
Long-term debt	10,000	2,500	5,000	2,500	—

Total contractual obligations	$66,521	$37,809	$21,173	$7,370	$169

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$6,859	$3,676	$3,183	$—	$—

Total commercial commitments	$6,859	$3,676	$3,183	$—	$—

     Our tax liability for uncertain tax positions was approximately $1,425,000 at March 31, 2011. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.
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
     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2012. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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
     Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. In January 2010, we entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros to cover specific purchase commitments for material for an infrastructure program. In July 2010, October 2010 and January 2011, the Company purchased approximately 1.0 million, 0.1 million, and 1.2 million Euros, respectively, under these forward exchange contracts. We recorded approximately $0.1 million and $0.5 million gain to general and administrative expense in the three and nine months ended March 31, 2011, respectively, to adjust these contracts to market value. At March 31, 2011 we had no remaining foreign currency forward exchange contracts.
     Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of approximately $13,000 and $41,000 in the three and nine months ended March 31, 2011.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
     During the past several years, as a consequence of the worldwide financial and economic crisis and business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three and nine months ended March 31, 2011 and the year ended June 30, 2010, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past. The growth of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.
A limited number of customer contracts account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans would adversely affect our results of operations, business and financial condition.

     We rely on a small number of customer contracts for a large portion of our revenue. Specifically, we have agreements with two customers to provide equipment and services, from which we expect to generate a significant portion of our revenues. In addition, most of ComSource’s revenues are generated by or through a single customer. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.
We derive a substantial portion of our revenues from the government marketplace, and a downturn in this marketplace would adversely affect us.
     In the three and nine months ended March 31, 2011, we derived 68% and 62%, respectively of our consolidated revenues from the government marketplace. This business tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace would negatively impact our results of operations.
     There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the mounting government deficits and efforts to reduce expenditures in upcoming budgets will likely result in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods and from which combat troops are scheduled to be withdrawn by the end of 2014.
We often act as a subcontractor, particularly in the government marketplace and our results could be adversely affected by the prime contractors’ inability to obtain or renew its contracts with the ultimate customer.
     We regularly act as subcontractor to prime contractors, principally in the government marketplace. In these subcontractor arrangements, we have no control over the contracting process and we may not be able to influence or control issues that arise between the prime contractor and its customer. Our future success may be materially impaired if the companies for which we serve as subcontractor cannot obtain or renew their contracts with the ultimate customer, which has happened in the past. Also, disputes between a prime contractor and its customer could result in a customer terminating the contract, which could negatively impact our operating results.
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
     GNSC’s, GSM’s, Cachendo’s, Mach 6’s, Telaurus’s, Evocomm’s, C2C’s and Evosat’s future revenues and results of operations are dependent on the development of the market for their current and future services. In the nine months ended March 31, 2011, services revenues were 73% of total revenue, compared to 61% for the nine months ended March 31, 2010. In fiscal 2010, services revenues increased to 60% of total revenues compared to 48% and 32% in fiscal 2009 and 2008, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations
We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.
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
     We have made several recent acquisitions and intend to continue pursuing acquisitions or investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt, amortization expenses related to intangibles assets and fair value adjustments related to earn outs. Acquisitions involve numerous risks, including:
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
     Our future performance depends on the continued service of our key technical, managerial and marketing personnel; in particular, David Hershberg, our Chairman and Chief Executive Officer, and Keith Hall, our President and Chief Operating Officer, are key to our success based upon their individual knowledge of the markets in which we operate. The employment of any of our key personnel could cease at any time, which would harm our future performance.
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
We depend on our suppliers, some of which are our sole or a limited source of supply, and the loss of any of these suppliers could materially adversely affect our business, results of operations and financial condition.
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
     We regard our trademarks, trade secrets and other intellectual property as beneficial to our success. Unauthorized use of our intellectual property by third parties may damage our business. We rely on trademark, trade secret, patent protection and contracts, including confidentiality and license agreements with our employees, customers, strategic collaborators, consultants and others, to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our authorization.
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
     From April 1, 2010 through March 31, 2011, our stock price ranged from a low of $6.52 per share to a high of $12.34 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
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

GLOBECOMM SYSTEMS INC. (Registrant)
Date: May 10, 2011	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	/s/ ANDREW C. MELFI
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