Form 10-K
period 2011-06-30
GLOBECOMM SYSTEMS INC
filed 2011-09-13
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on the Nasdaq Global Market on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $211.8 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.

As of September 9, 2011, there were 22,920,703 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Globecomm Systems Inc. relative to the 2011 Annual Meeting of Stockholders to be held on November 17, 2011, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

Globecomm Systems Inc. (“we”, “our”, “us”, the “Company” or “Globecomm”) is a leading global provider of satellite-based network solutions. Employing our expertise in emerging communication technologies we are able to offer a comprehensive suite of system integration, system products, and network services enabling a complete end-to-end solution for our customers. We believe our integrated approach of in-house design and engineering expertise combined with a world-class global network and our 24 by 7 (“24/7”) network operating centers provide us a unique competitive advantage. We are now taking this value proposition to selective vertical markets, including government, wireless, media, enterprise and maritime.

As a network solution provider we leverage our global network to provide customers managed access services to the United States Internet backbone, video content, the public switched telephone network or their corporate headquarters or government offices. We currently have customers for which we are providing these services in the United States, Europe, South America, Africa, the Middle East and Asia.

Globally, communications networks are moving rapidly toward Internet protocol-based (“IP”) networks and services based on the lower cost of implementation and the flexibility these networks offer. Satellite-based communications complement this trend as many of the regions in the world lack the “next generation” terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the growth in traffic. Even in a well connected area of the globe, satellite communications offer a diverse network path in support of disaster recovery and network augmentation.

We were incorporated in Delaware in August 1994. Our Globecomm Systems division provides our infrastructure solutions. Our services are principally provided by our wholly-owned subsidiaries, Globecomm Network Services Corp. (“GNSC”), a Delaware corporation, and Globecomm Services Maryland LLC (“GSM”), a Delaware limited liability company. In July 2008, we formed Cachendo LLC, (“Cachendo”) a wholly-owned Delaware limited liability company, to operate our professional engineering services business. In fiscal 2009, we added two companies to our services business through the acquisition of B.V. Mach 6 (“Mach 6”), a Netherlands company headquartered near Amsterdam, and Telaurus Communications LLC (“Telaurus”), a Delaware limited liability company, based in New Jersey. In fiscal 2010, we added two companies to our services business through the acquisition of Carrier to Carrier Telecom B.V. (“C2C”) a Netherlands company headquartered near Amsterdam and Evocomm Communications Limited (“Evocomm”), a British Virgin Islands company. In fiscal 2011, we further added to our services business through the acquisition of ComSource Inc. (“ComSource”), a Maryland corporation, based in Maryland.

Growth Strategy

Our growth strategy continues to focus on the development of recurring revenue streams by leveraging our engineering expertise and our global network to provide IP networking solutions for mission critical applications. Our strong service platform allows us to continue to develop additional value-added, application-based solutions for our core customers. We will continue to focus on maturing this global platform as we integrate our acquisitions and expand the reach of our managed network solution offerings.

We have supplemented our organic growth through acquisitions. With the recent completion of the ComSource acquisition we have continued our expansion outside satellite-centric based applications, enhanced our position within the wireless market and positioned ourselves to penetrate new markets. We plan to continue to employ a selective and disciplined approach when evaluating acquisition opportunities.

We focus our efforts toward increasing market share through vertical markets with the creation of value-added service solutions in emerging market niches. This has been supplemented by an ongoing effort to identify and develop select research and development projects and network components into marketable shared-service “hosted” platforms. With the natural cycle of technology advancement and the continued convergence of communications applications to Internet protocol, we remain excited about the new addressable market opportunities.

Solution Offerings

We provide our communication solutions through two business segments; services and infrastructure. Our services segment is supported primarily by GNSC, GSM, Cachendo, Melat, Mach 6, Telaurus, C2C, Evocomm and ComSource. These companies focus primarily on providing communication services including Managed Network Services, Professional Services and Lifecycle Support Services. Our infrastructure segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks, which includes both our pre-engineered products and our custom systems design and integration product lines.

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

Our global network is comprised of three teleport or data center facilities; our Kenneth A. Miller International Teleport, located in Hauppauge, New York, our GSM facility located in Laurel, Maryland and our C2C facility located in the Netherlands. These facilities are interconnected via terrestrial transmission and are used to transport signals to serve customers in Latin America, the United States, Canada, Europe, the Middle East, Africa and Asia. Our facilities are designed to meet stringent requirements for high-speed data communications and leverage redundant critical systems and uninterruptible power supplies with back-up power generation to ensure high reliability and availability.

To supplement our global network, we also lease facility services in Los Angeles, Hong Kong, the United Kingdom, the Netherlands and Poland, as well as other locations, to enable seamless access and global connectivity for our customers. This is further enabled by leased satellite capacity and by high-capacity fiber connections between facilities and public Point of Presence (POP) locations.

We have built and staff a centralized global network operation center, or NOC, at our Hauppauge, New York facility. We also have regional NOCs in Maryland and the Netherlands. The NOCs operate 24/7 to monitor customer networks, provide help desk services, respond to customer inquiries and initiate new services. The NOCs provide technology specific engineers to assist our customers with troubleshooting and problem resolution. We utilize our internally developed AxxSys Orion network management systems to monitor and control satellite communication equipment and satellite terminal networks at our NOCs. At our GSM facility in Laurel, Maryland and our Mach 6 and C2C facilities in the Netherlands, we have regional data centers that provide 24/7 localized technical support to our customers. We also leverage these facilities to dispatch technical personnel to support our Lifecycle Support Services offering.

Our service-based offerings are continuously being fine-tuned, partly through customer-funded programs and partly through internally funded programs. Our goal is to create high-value, customized application-based solutions for our customers, which are based on standardized building blocks, or service lines. The following service lines are the focal point of our evolving strategy.

Managed Network Services Line

Our core service line, Managed Network Services, incorporates our ability to provide product offerings leveraging our engineering capability and our global network allowing customers the opportunity and flexibility to outsource some or all of their communication needs. Two key components of this service line is our ability to provide global data, voice and video transport services which we call our Access product line and an ability to provide back office applications services, which we call our Hosted application product line.

Access Services is defined by our ability to support the transport of video, voice and data services globally. We further break down the Access service line into specific product offerings. The Access business is the backbone our services offering and a key driver of our overall revenue.

Access Plus utilizes a combination of terrestrial connectivity, satellite bandwidth and our teleports, along with a variety of remote very small aperture terminal, or VSATs, or a network of VSATs, to provide end-to-end connectivity. Our VSAT hubs, at our teleports, coupled with the extension and expansion of our terrestrial backbone network to these locations provide us with global VSAT coverage. This coverage and flexibility provide a wide range of services encompassing fundamental satellite technologies, including:

•	Single Channel per Carrier (SCPC)

•	Multiple Channel per Carrier (MCPC)

•	Time Division Multiple Access (iDirect)

•	Deterministic SCPC (Vipersat)

•	Broadband Global Area Network (BGAN)

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

Access Voice Termination is also based upon the Access Plus product and is specifically designed for voice trunking services. We are licensed by the FCC and we provide high quality, toll-based termination of voice calls while leveraging high compression and highly reliable connectivity between the Globecomm network and the voice origination network. This differentiates us from many low cost providers. In addition, we often take advantage of utilizing pre-existing links, which allows us to position the Access Voice Termination product as extremely competitive alongside high value voice over IP providers while delivering a superior service in terms of features (caller ID, signaling pass through, etc.) and overall quality.

Access Bandwidth is one of the largest elements of our cost of doing business, but it is also an asset which we utilize as a source of revenue. We lease over one GHz of total satellite bandwidth across the globe for different frequencies, coverage areas and polarizations. Given our increased demand, we are able to leverage our increased buying power in the satellite provider market, and are often capable of procuring bandwidth at very competitive rates. Accordingly, we leverage our current inventory of capacity or resell our provider’s capacity. We continually attempt to optimize and consolidate bandwidth to ensure attractive margins while being cost-competitive compared to our competitors and competing mediums. This service is a derivative of our base Access line and affords us the ability to provide long-term satellite bandwidth resale opportunities with minimal overall risk.

Access Maritime is technically similar to our Access Plus line but is customized by Telaurus and Evosat SA Proprietary Ltd (“Evosat”) for the maritime industry, and supports traditional narrowband services as well as broadband IP based services. This product provides vessel owners and operators with a diverse range of services, including; e-mail, Internet access, remote network management, on board Wi-Fi, virtual private network and voice over IP applications. Access Maritime utilizes all available technologies from Inmarsat, Iridium, Thuraya, and traditional VSAT providers to provide a full feature set of solutions to the maritime market. We will look to capitalize on the convergence of these various technologies in order to provide a single ubiquitous service to the maritime market that will help drive higher IP throughput at a lower cost to the vessel operator.

Access Hardware products range from VSAT terminals to IP-centric routing hardware and co-location hardware. The ability to offer a complete solution through the Access Hardware product line enables the delivery of our services on a global level. Frequently, our Access Hardware products are shipped, installed and maintained globally. Our Access Hardware product line provides us with the opportunity to offer lifecycle support services for this equipment.

AccessX®, our new X-Band based service is also technically similar to our Access Plus line, though customized for the military market, and operates on commercial X-Band frequencies. Only recently have commercial X-Band frequencies been made available for use. We can offer X-Band services through our partnership with our Poland teleport operator. We have successfully tested and operated on XTAR and Paradigm X-Band fleets into our TomCat® product. We are one of the only providers that manufactures microsat terminals and can provide the service into these terminals via our Access X® service offering.

Hosted services is based on creating scalable application-based solution offerings which provide cost-effective outsource capabilities to niche market segments. Our hosted products are currently positioned to address the needs of the enterprise, media, maritime and wireless vertical markets.

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

The hosted value proposition is focused on creating alternative, cost-effective solutions to establish or grow cellular networks while delivering a compelling return on investment with lower capital requirements and operating expenses. In some cases, the hosted model represents the only viable financial model. The solution provides a cost-effective solution to introduce new services and technologies to an existing network (2G to 3G migration, SMS, MMS, etc.) and an affordable solution to deliver cellular services to unserved areas while meeting government-imposed Universal Services Obligations. Lastly, the solution provides an accepted and “trusted” source where large, established cellular operators are comfortable that its roaming customers will interoperate with our hosted customers and are paid under their respective roaming agreements.

We house our mobile switching center in our Kenneth A. Miller International Teleport. The switching systems are part of a complete central office facility that provides all the systems and services required to support a cellular operator. Our satellite solution incorporates mobile signaling but keeps voice traffic off the satellite, which minimizes operational cost, optimizes quality of service for local calling and allows remote geographic areas to join the GSM network with a small investment in base stations and VSATs.

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

Temposm is a hosted terrestrial enterprise media platform that provides enterprises with a single platform to deliver interactive employee communications to a global audience. This product provides a secure platform to publish content, conduct interactive live events, and manage each viewer’s access to programming through the PC, TV, and the mobile handheld world. Tempo’ssm advanced technology operates in a complete browser environment without the need for any additional plugins, applications, or programs to be installed on any device, a true browser-based service. In addition, Temposm offers interactive, high quality video broadcasts with integrated polling and chat features, and captures meaningful analytics on viewing behavior and testing results to improve effectiveness of enterprise communications.

Professional Services Line

Our professional services line is primarily provided by Cachendo and ComSource. These companies act as trusted advisors to our government and commercial clients by providing end-to-end technology solutions. We provide these services on either a stand-alone basis, or bundled with other service lines or infrastructure solutions.

Advisory solutions provide engineering expertise for executive level consulting, IT strategic alignment and policy development and enterprise architecture. This service centers on providing the necessary advice to clients on the acquisition and utilization of IT and on business strategy, security, modeling, engineering, operations and change management.

Consulting solutions provide engineering services for customers who need our engineering specialists and program managers to complement their internal staff in systems design and testing, security engineering and integration services.

Lifecycle Support Service Line

Our Lifecycle Support Service line is an all encompassing service that supports Access and Hosted products across the globe. These services typically include installation, network monitoring, help desk, maintenance and professional engineering services. We are able to offer these lifecycle support products by leveraging our facilities infrastructure, including our teleports, our NOCs and our data centers, as well as our personnel and network of skilled technicians. We have government cleared personnel as well as commercial personnel across the globe supporting our Lifecycle Support Services today. In addition, we have global maintenance partners that provide us access to skilled technicians worldwide, which allow us to quickly expand and contract our workforce globally. We provide the following products on either a stand-alone basis, or bundled with other service lines or infrastructure solutions.

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

Our Lifecycle Support products are composed of four distinct phases: design, installation, maintenance, and customer service. This approach aligns business and technical requirements at every phase.

Design — During this phase, we work with our customers to develop a comprehensive, detailed design that meets their current business and technical requirements and incorporates specifications to support availability, reliability, security, scalability and performance. Custom solutions are created to meet the customers’ unique requirements to enable integration with their existing network infrastructure. A variety of plans are developed during the design phase to guide activities such as configuring and testing connectivity, deploying and commissioning the proposed system, migrating network services, demonstrating network functionality and validating network operation.

Installation — Our global network of field technicians provides on-site, cost-effective, quick-response services for installation and required maintenance. Technicians are certified based on their skills. We have amassed a database of technicians who support network operations ranging from a simple VSAT to a complex hybrid network with IP networking responsibility across the globe.

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

Infrastructure Solutions Overview

Our infrastructure solutions consist of the design, engineering and installation of ground segment systems and networks, which are deployed in communications and media delivery networks for the government, media, wireless and enterprise verticals. We combine our expert engineering and design capabilities with state-of-the-art technologies and products to provide solutions for building and maintaining satellite earth stations, uplink centers, media broadcast centers and IP communication networks. In the case of complex IP-based networks, our infrastructure solutions support a wide range of network applications and facilitate “quadruple play” services, comprised of video, data, voice and wireless communications.

We offer complete turn-key solutions providing system architecture and design, equipment rack and cable design and integration, site layout and design, all required civil works, power systems and installation and commissioning. Our experienced team offers all levels of training, staff augmentation and comprehensive lifecycle support.

Pre-Engineered Products

A key component of our infrastructure solutions is our product line of pre-engineered fixed and mobile/transportable satellite terminals and software-based network management systems, which are marketed under the Summittm, Explorertm and AxxSys® Orion brands. These product solutions are designed to address the government and commercial marketplace. Summit fixed satellite terminals have antenna apertures ranging from sub-meter to 21 meters in diameter using pre-engineered building blocks that assure high reliability and rapid response. Explorer mobile/transportable satellite terminals have antenna apertures ranging from sub-meter to four meters in diameter using highly integrated electronics and mechanical packaging techniques in order to provide ease of transport, light weight, small in size at a low cost. The AxxSys network management systems provide the capability to efficiently and securely manage, monitor and control small to large scale networks. A brief description of each product line is provided below:

Summit Product Line — Fixed Satellite Terminals

Summit fixed earth station antennas come in configurations ranging from sub-meter up to 18-meter, customized for each installation from a field-proven set of blocks that provides high reliability satcom and fast turn-up at a very competitive price. Summit earth station antennas include all satcom electronics (L through Ka-band and all intermediate frequencies) needed to meet the customer’s requirements for transmit, receive and interface to terrestrial networks, either integrated into the antenna or within a separate shelter or building. With all products we include complete system documentation along with our commitment to provision into service.

Explorer Product Line — Transportable Satellite Terminals

Explorer satellite terminals are custom-configured for each customer’s requirements based on pre-engineered building block components with proven mission critical service in the field. The result is a mix of high performance at an affordable cost. The product has integrated electronics for L, C, X, Ku and Ka bands which are suited for a wide range of military, institutional, news gathering, enterprise, disaster recovery and other applications. This product is available in sizes ranging from sub-meter up to four meters. Depending on the requirements, they can be configured as vehicle-mounted, trailer-mounted, transportable or fly-away terminals.

These products provide cost-effective, two-way communications in locations where traditional communication infrastructure is inadequate or nonexistent.

With the launch of the new Wide Global Satellite, or WGS, and XTAR satellites, we are focusing efforts on upgrading the existing auto-acquisition products for both X and Ka band. Recently, we formally launched the Auto-Explorertm 1.2 Meter Multi Band Lightweight Transport Terminal, which enables quick and simple frequency conversion in the field from X to Ku to Ka satellite bands. The Explorer product line includes a range of terminals highlighted below:

TomCattm X Band is a light-weight, man-transportable X band satellite communications system that sets-up and can be operational within minutes. The TomCattm weighs just 35 pounds and can reach downlink capacity of up to 3Mbps and uplink capacity of 1.5Mbps. The terminal was designed to address the growing use of the U.S. military’s new WGS system for use in tactical environments and other rapid response applications.

Auto-Explorertm 0.77/1.0/1.2 Meter Ku Band terminals were designed for ease of operation by non-satellite personnel by incorporating automatic satellite acquisition technology. These satellite terminals include an integrated electronics package designed to incorporate the radio frequency, monitor and control and satellite modem components into an outdoor mounted package.

Auto-Explorertm 1.2 Meter Ka Band is a self-contained, portable, auto-acquisition terminal for Ka band satcom applications, specifically tailored for the government’s WGS constellation of satellites.

Auto-Explorertm 1.2 Meter X Band is an auto-aligning flyaway that brings the benefits of a self-contained, portable, auto-acquisition satellite terminal to military and government users accessing X band satellites.

Auto-Explorertm 1.2 Meter Multi Band Lightweight Transport (LT) terminal utilizes integrated carbon fiber technology and reduced weight component, making it a lightweight alternative to the existing Auto-Explorer 1.2 Meter terminals. The LT is fully IATA compliant for checked airline baggage. It offers a three transport case solution -, with each case weighing less than 70 pounds. The versatile, auto-aligning VSAT antenna uses band-specific feed cartridges with integrated RF electronics to enable quick and simple frequency conversion in the field from X to Ku to Ka satellite bands.

Explorer TES is a trailer mounted transportable earth station antenna that serves as a primary earth station or remote hub for the most demanding applications.

GlobalStorm 2400/3700 is a trailer based earth station antenna system that is utilized for field communications, featuring 2.4 meter and 3.7 meter antennas which are large enough for difficult links.

Explorer Pallet is a vehicle-mounted transportable satellite communication pallet antenna that provides single or multi-band terminals for operation on X band military satellites as well as C, Ku and Ka band commercial satellites.

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

AxxSys® Network Management Systems are computer-based network management systems that monitor and control satellite communication equipment and satellite terminal networks. AxxSys-based network management systems provide status reporting locally or remotely and provide the ability to manage distributed satellite communications networks on a global basis. Our current version AxxSys Orion monitors and controls all of the terrestrial elements of a satellite communications network. This includes the ability to manage other network elements, such as routers, microwave, fiber and wireless subsystems. Deployed over an industry-standard IP network, it is capable of monitoring and controlling from dozens to thousands of devices. Network management systems are key to simplifying operations and maintenance of satellite-based networks and, therefore, add value to the systems and networks we integrate.

SpyGlass Carrier Monitoring Systems® are computer-based carrier monitoring tools for service providers who need to monitor and manage their transmissions to ensure service reliability and availability. Our SpyGlass® family of carrier monitoring tools integrates with the AxxSys network management system to provide ease of operation.

Systems Design and Integration Product

We design, integrate, install, test and commission complex communication and media networks solutions to meet the needs of our customers. Our custom systems design and integration services are largely focused on requirements for media broadcast and distribution solutions, satellite earth stations, uplink centers, broadcast centers and next generation IP-based networks. This part of our business is based on our core engineering expertise in satellite earth stations and network design, media-broadcast engineering, IP network engineering and network management system design.

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

An illustrative example of our system design and integration solution product is our current contract with a major leading broadband satellite service company to develop and deploy advanced satellite earth station technology, under our Summit Product Line — of Fixed Satellite Terminals, to support the ground segment of the next generation Ka band satellite.

The next generation of Ka Band satellites, with planned launches by several major satellite services companies beginning in early 2012, will transform satellite based broadband service capability. These new satellites are designed to support over 100 Gbps of throughput, the equivalent of 80 times the capacity of existing Ku Band satellites and over ten times the capacity of the current generation of Ka Band satellites. This new capability will compete favorably with terrestrial based broadband services for both commercial and government customers and create new opportunities for broadband rural and maritime coverage.

Under the current contract, we are developing and deploying multiple state-of-the-art Ka Band earth stations within the United States. Employing these earth stations will enable our customer to deliver very high-speed communications services to potentially 1.5 million or more customer terminals operating over the next generation satellite. The turnkey contract scope includes advanced monitoring and control software for all subsystems using our AxxSys® Network Management System, allowing for remote monitoring and control from distant operational centers. The contract also provides for extended Lifecycle Support Services.

As a leading global provider of Satellite Ground Segment Solutions, we continue to invest in expanding our Summit Product Line — of Fixed Satellite Terminals, and our Explorer Product Line — of Transportable Satellite Terminals to support the emerging Ka Band service capabilities for both the commercial and government markets.

Sales and Marketing

We continually evaluate our sales and marketing efforts as we expand our product and service offerings. We approach the marketplace from both a market and a product perspective. We market our products and services to a diverse group of market verticals that include government, wireless, media, enterprise and maritime. We have structured our sales and marketing approach to respond effectively to the opportunities in these markets.

Our corporate sales offices sell and market our products and services in the United States and internationally in specific vertical markets within the government and commercial markets. Our specific government vertical markets currently consist of Afghanistan, the United States Department of Defense, domestic and international intelligence agencies and civilian and diplomatic markets. The commercial sales offices focus mainly on media/broadcast, wireless/cellular service providers, enterprise and maritime customers.

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

Our regional business teams sell and market our products and services in concert with the corporate sales offices. Business teams are located in New York, the GSM, Cachendo and ComSource teams are located in Maryland, the Mach 6 and C2C teams are located in the Netherlands, the Telaurus team is located in New Jersey and the Evosat team is located in South Africa. The teams focus on targeted trade shows, demos and consultants teamed with company-wide events and marketing. We believe that this focused effort, along with the development of the corporate sales offices to proactively market our offerings to specific market segments, will lead to increased market share across all business teams.

These regional business teams are responsible for orders in the regions and/or markets to which they are assigned, as well as for the delivery of our products and services and for account management of our existing customers. Currently, we have regional business teams responsible for the Americas, Asia Pacific and Eastern Atlantic (Africa, the Middle East and Europe) regions. We also have a business team dedicated to the government marketplace, and a GSM service team which is focused largely on the U.S. government marketplace. Furthermore, the Mach6 and C2C business teams provide services and infrastructure to governments and organizations internationally while our Evosat business unit provides connectivity and products to Africa.

In addition, we have expert teams who are focused on leveraging our know-how in IP networking, broadcast technology, pre-engineered systems, network management systems and network services to provide added value to our products, services and application-based solutions. The strength of our expert teams allows us to continue our Annual Technology Forum.

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

We use direct mailings, print advertising and social media to targeted markets and trade publications to enhance awareness and acquire leads for our direct and indirect sales teams. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters, Armed Forces Communications and Electronics Association, Communication Media Management Association and other industry associations. Globecomm plans to participate in multiple corporate sponsored tradeshows over the next year, including SATCON and SATELLITE 2012 in the satellite communications industry; IBC and NAB for the media vertical, several government tradeshows including MILCOM and LANDWARNET, wireless shows including CTIA, CANSO and RCA, enterprise shows including Streaming Media East and West and maritime shows including Posidonia and SMM. We also provide marketing information on our website and conduct joint marketing programs with sales representatives in various regions to reach new customers.

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

Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators such as Thales, Data Path and SED Systems and (2) equipment manufacturers who also provide integrated systems, such as General Dynamics, SATCOM Technologies, ViaSat Inc., Alcatel and ND Satcom AG.

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

Acquisitions

On April 8, 2011 we acquired ComSource. Pursuant to the acquisition agreement, a newly-formed subsidiary of the Company merged with and into ComSource in exchange for an initial cash purchase price of $19.9 million, funded through $1.9 million of existing cash and $18.0 million through an acquisition loan (the “ComSource Acquisition Loan”). To the extent that working capital at the effective time is less or more than $400,000, there may be a post-closing adjustment to the purchase price.

Former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing. We estimated the fair value of the earn-out to be $16.2 million at the acquisition date, calculated using a discounted cash flow method, which has been recorded in the consolidated balance sheet. As of June 30, 2011, we estimated the fair of the earn-out to be approximately $16.6 million.

ComSource employs 50 staff and provides independent testing and evaluation of a variety of telecommunications equipment and related recurring long term application support, including new feature sets. Client testing includes basic performance, data assurance, reliability and system security. The acquisition of ComSource provides the Company with further entry into the growing wireless market.

Customers

We have established a diversified base of customers in a variety of market verticals, including providing services directly to end-clients as a prime contractor and as a subcontractor under other prime contractors. Our customers include government, enterprise, media, maritime and wireless service providers. We typically rely upon a small number of customers, or prime contractors in the case we are acting as a subcontractor, and which we generally refer to in the aggregate as customers, for a large portion of our revenues. We derived 19% of our revenues in the year ended June 30, 2011 from our work as a subcontractor from Northrop Grumman Information Technologies Inc. (“Northrop”), which has a prime contract with the U.S. Government. The contract between Northrop and the U.S. Government will expire in February 2012 and a follow on project was awarded to another contractor. We have contracted with a subcontractor under the new program, to provide services similar to those provided to Northrop. This subcontract is expected to continue to be material to our results of operations. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) or other contractors, as we seek to expand our business and customer base. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor. See the section entitled “Risk Factors.”

Backlog

At June 30, 2011, our backlog was approximately $232.0 million compared to approximately $163.9 million at June 30, 2010. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2011, $94.3 million, or approximately 40.7%, of our backlog represented contracts with three customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled, delayed or revised. See the section entitled “Risk Factors.”

Product Design, Assembly and Testing

Within our infrastructure business, we assign a project team to each of our customer contracts. Each team is led by a project engineer who is responsible for execution of the project. This includes engineering and design, assembly and testing, installation and customer acceptance. A project may include engineers, integration specialists, buyer-planners and an operations team. Our standard satellite ground segment systems are manufactured using a standard modular production process. Typically, long-term projects require significant customer-specific engineering, drafting and design efforts. Once the system is designed, the integration specialist works with the buyer-planner and the operations team to assure a smooth transfer from the engineering phase to the integration phase. The integration phase consists mainly of integrating the purchased equipment, components and subsystems into a complete functioning system. Assembly, integration and test operations are conducted on both an automated and manual basis.

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

Research and Development

We have developed internal research and development resources in Internet protocol networks, content delivery networks, broadcast systems, network management systems and pre-engineered systems. The costs of developing new technologies are funded by our investments and by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on expanding the Tempo Enterprise Media Platform, continued development of our software-based distributed core network to support our wireless hosted switch service offering for our service provider customers, development of multimedia broadcast data center solutions for direct to home, TV to mobile devices and IPTV applications, expanding X and Ka band product capabilities, enhancements to pre-engineered AxxSys network management systems for all our earth terminal and network customers and pre-engineered Explorer satellite systems for our government customers and enhancements to our se@comm maritime communications suite of software products and value added services. For the years ended June 30, 2011, 2010 and 2009, we have incurred approximately $4.3 million, $3.3 million, and $2.4 million, respectively, in internal research and development expenses.

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

We currently have been granted six patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control, another for a monitor and control system for satellite communications networks and the like, another for implementing facsimile and data communications using Internet protocols, and two for a dish antenna kit including alignment tool. We have one other patent pending in the United States for a distributed satellite-based cellular network. We currently have one Patent Cooperation Treaty patent application pending for implementing facsimile and data communications using Internet protocols. We also intend to seek additional patents on our technology, if appropriate. We have received trademark registration for Globecomm, GSI and Telaurus in the United States and various other countries, and for Globecomm Systems Inc. in the European Community, Russia, and the People’s Republic of China. We have also received trademark registrations in the United States for MBB2001, CTF 2001, CES 2001 and AxxSys, which relate to our pre-engineered systems; for SkyBorne, relating to our broadcasting services; for se@comm and other marks relating to our maritime services; for the GSI logo; and for various other marks related to our products and services. We have other trademarks and service marks pending and intend to seek registration of other trademarks and service marks in the future.

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

Employees

As of June 30, 2011, we had 475 full-time employees, including 237 in engineering and program management, 115 in manufacturing, operations support and network operations, 47 in sales and marketing and 76 in management and administration. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Geographic Areas

Revenues from foreign sales as a percentage of total revenues for each of the three years in the period ended June 30, 2011 are set forth in Note 15 of the Notes to Consolidated Financial Statements.

Financial Information About Business Segments

The revenues and operating profits of each business segment for each of the three years in the period ended June 30, 2011 and the identifiable assets attributable to each business segment as of June 30, 2011 and June 30, 2010 are set forth in Note 14 of the Notes to Consolidated Financial Statements.

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

During the past several years, as a consequence of the worldwide financial and economic crisis and business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three years ended June 30, 2011, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past. Moreover, the profit margins on future bookings could be compressed due to competitive pressures. The growth of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

A limited number of customer contracts, including those in which we provide subcontractor services for a prime contractor, account for a significant portion of our revenues, and the inability to replace a key customer contract or the failure of the customer to implement its plans, including the loss of a prime contract by a prime contractor, would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the year ended June 30, 2011, we derived 19% of our revenues from our work as a subcontractor from Northrop, which has a prime contract with the U.S. Government. The contract between Northrop and the U.S. Government will expire in February 2012 and a follow on project was awarded to another contractor. We have contracted with a subcontractor under the new program, to provide services similar to those provided to Northrop. This subcontract is expected to continue to be material to our results of operations. Further, at June 30, 2011, $94.3 million, or approximately 40.7%, of our backlog represented contracts with three customers, including Northrop. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We derive a substantial portion of our revenues from the government marketplace, and a downturn or other reduction in defense spending in this marketplace would adversely affect us.

In the year ended June 30, 2011, we derived 65% of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the mounting government deficits and efforts to reduce expenditures in upcoming budgets and Congressional initiative have resulted in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods and from which combat troops are currently expected to be withdrawn by the end of 2014.

We often act as a subcontractor, particularly in the government marketplace and our results could be adversely affected by the prime contractor’s inability to obtain or renew its contracts with the ultimate customer.

We regularly act as subcontractor to prime contractors, principally in the government marketplace. In these subcontractor arrangements, we have no control over the contracting process and we may not be able to influence or control issues that arise between the prime contractor and its customer. Our future success may be materially impaired if the companies for which we serve as subcontractor cannot obtain or renew their contracts with the ultimate customer, which has happened in the past, including the expiration of the U.S. Government’s prime contract with Northrop. Also, disputes between a prime contractor and its customer could result in a customer terminating the contract, which could negatively impact our operating results, irrespective of the quality of our services as a subcontractor.

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

Future revenues and results of operations of our services business are dependent on the development of the market for their current and future services. In the year ended June 30, 2011, services revenues were 69% of total revenue, compared to 60% and 48% in fiscal 2010 and 2009, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. Our revenues and results of operations may also be affected by our entry into contracts bearing lower gross margins due to competitive pressures. A future reduction in the proportion of our services business would disproportionately impact our results of operations.

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects, particularly within the infrastructure segment. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations.

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

The markets in which we operate are highly competitive and this competition could harm our ability to sell our services and products on prices and terms favorable to us. Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators, like Thales DATA

Path and SED Systems, and (2) equipment manufacturers who also provide integrated systems, like General Dynamics, SATCOM Technologies, Viasat, Alcatel and ND Satcom AG.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From July 1, 2010 through August 31, 2011, our stock price ranged from a low of $6.52 per share to a high of $16.43 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Foreign Corrupt Practices Act

In light of the nature of countries in which we sell products and services, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, or similar laws of other countries, such as the recently-effective UK Anti-Bribery Act, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport facility and production facilities, as well as the offices and network operations center of GNSC. We also own a facility containing approximately 20,000 square feet of space on approximately three acres located in Laurel, Maryland, which houses the teleport facility and network operations center of GSM. We lease warehouse space in Hauppauge, New York and rent office space in Laurel, Maryland, Frederick, Maryland, Cedar Knolls, NJ, Arlington, Virginia, the Netherlands, the United Kingdom, Germany, the United Arab Emirates, Singapore, Hong Kong, Afghanistan, and South Africa. We believe that our facilities are adequate for our current needs and for the foreseeable future; we also expect that suitable additional space will be available as needed. Total monthly rent expense for these locations is approximately $243,000.

Item 3.	Legal Proceedings

None.

Item 4.	Removed and Reserved

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Market under the symbol “GCOM.” The quarterly high and low sales prices of our common stock for fiscal 2011 and 2010 are as follows:

	High	Low

2011
Quarter ended September 30, 2010	$8.73	$6.52
Quarter ended December 31, 2010	10.19	7.86
Quarter ended March 31, 2011	12.34	8.96
Quarter ended June 30, 2011	16.00	11.63
2010
Quarter ended September 30, 2009	$8.57	$6.34
Quarter ended December 31, 2009	8.24	6.36
Quarter ended March 31, 2010	8.29	6.54
Quarter ended June 30, 2010	8.99	7.25

At September 9, 2011, there were approximately 3,600 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq Global Market on September 9, 2011, our market price per share was $12.92.

As of June 30, 2011, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2011

Number of securities
remaining available
	Number of		for future
	securities to be	Weighted-average	issuance under
	issued upon exercise	exercise price	equity compensation
	of outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
PLAN CATEGORY	and rights	and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plan approved
by security holders	736,574	$6.52	571,968
Equity compensation plan not
approved by security holders(1)	35,000	6.82	—

Total	771,574	$6.53	571,968

(1)	Shares were issued as part of the Globecomm Systems/Telaurus 2009 Special Equity Incentive Plan, which was established in connection with the acquisition of Telaurus. The Compensation Committee of our board of directors administers the plan. The plan allowed for (i) stock option grants with a ten-year limit on exercise from the date of the grant (with 1/4 of the stock option grant vesting on the anniversary of the date of the grant each year for four years), (ii) restricted stock grants (with 1/3 of the restricted stock grant vesting on the anniversary of the date of the grant each year for three years) and (iii) restricted stock unit grants (with 1/3 of the restricted stock unit grant becoming transferable on the anniversary of the date of the grant each year for three years). Under the plan, awards could be granted with respect to 60,000 shares of common stock of the Company, 35,000 shares of which were granted in the form of restricted stock. Pursuant to its terms, no further awards may be made under the plan. Awards are subject to adjustments upon certain changes in our common stock or other corporate events.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return, assuming dividend reinvestment of $100 invested in the Company’s common stock on June 30, 2006 through June 30, 2011 with the cumulative total return, assuming dividend reinvestment of $100 invested in the Nasdaq Global Market (U.S.) Index and a Self Constructed Peer Group Index. The peer group consists of the following companies: Comtech Telecommunications Corp., EMS Technologies, Inc., ViaSat, Inc., and Telecommunication Systems Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globecomm Systems Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 6/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.	Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2011 have been derived from our audited consolidated financial statements. EBITDA represents net income before interest income, interest expense, provision (benefit) for income taxes, and depreciation and amortization expense. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use EBITDA in measuring performance relative to that of our competitors and in evaluating acquisition opportunities. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies.

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

Selected Financial Data
(In thousands, except per share data)

	Years Ended June 30,
	2011	2010	2009	2008	2007

Statements of Operations Data:
Revenues from services	$188,700	$135,796	$81,344	$62,891	$36,133
Revenues from infrastructure solutions	85,491	92,021	88,817	133,634	114,612

Total revenues	274,191	227,817	170,161	196,525	150,745

Costs and operating expenses:
Costs from services	131,329	99,424	60,995	47,739	29,052
Costs from infrastructure solutions	70,423	75,974	73,877	106,699	92,197
Selling and marketing	18,015	14,977	12,985	10,873	8,376
Research and development	4,304	3,342	2,392	1,913	1,451
General and administrative	30,038	23,957	15,954	15,888	12,297
Earn-out fair value adjustments	4,824	178	—	—	—

Total costs and operating expenses	258,933	217,852	166,203	183,112	143,373

Income from operations	15,258	9,965	3,958	13,413	7,372
Other income (expense):
Interest income	186	386	534	1,733	1,370
Interest expense	(410)	(106)	—	(285)	(205)

Income before income taxes	15,034	10,245	4,492	14,861	8,537
Provision (benefit) for income taxes	6,046	2,343	1,193	(12,158)	211

Net income from continuing operations	$8,988	$7,902	$3,299	$27,019	$8,326

Basic net income from continuing operations per common share	$0.42	$0.38	$0.16	$1.39	$0.53

Diluted net income from continuing operations per common share	$0.41	$0.38	$0.16	$1.34	$0.50

Weighted-average shares used in the calculation of basic net income from continuing operations per common share	21,332	20,560	20,219	19,476	15,795

Weighted-average shares used in the calculation of diluted net income from continuing operations per common share	22,026	20,992	20,507	20,140	16,672

	Years Ended June 30,
	2011	2010	2009	2008		2007

Other Operating Data:
Net income	$8,988	$7,902	$3,299	$27,019		$8,326
Other expense (income), net	224	(280)	(534)	(1,448)		(1,165)
Provision (benefit) for income taxes	6,046	2,343	1,193	(12,158	)(a)	211
Depreciation and amortization	9,703	7,479	5,968	5,742		3,333

EBITDA	$24,961	$17,444	$9,926	$19,155		$10,705

Cash flows provided by operating activities	$16,506	$13,560	$9,011	$9,207		$14,357
Cash flows used in investing activities	(28,494)	(28,026)	(16,719)	(5,008)		(36,877)
Cash flows provided by financing activities	16,891	13,449	339	21,642		23,566
Capital expenditures	9,363	8,772	4,336	5,008		17,808 (c)
Backlog at end of year	231,997	163,937	153,865	146,787		141,198

	June 30,
	2011		2010		2009	2008		2007

Balance Sheet Data:
Cash and cash equivalents	$47,964		$42,863		$44,034	$51,399	(b)	$25,558
Working capital	79,686		76,712		74,644	79,009		37,251
Total assets	294,611		240,710		191,539	193,092		142,883
Long term liabilities	33,517	(f)	14,021	(e)	1,506	957		13,568	(d)
Total stockholders’ equity	183,790		167,103		154,812	148,776		83,513

(a)	During fiscal 2008 we recorded a non-recurring tax benefit of $12.5 million primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance.

(b)	The increase in cash at June 30, 2008 is due to approximately $36.4 million in net proceeds from an offering of equity securities completed in August and September 2007.

(c)	Capital expenditures of $17.8 million primarily related to the purchase of network operations center and teleport assets primarily for a large program with Showtime Network Inc. as to which service began on July 1, 2007. In addition, we upgraded our facility to meet the requirements of our increase in business levels.

(d)	The increase in long term liabilities at June 30, 2007 is primarily due to a term loan used to partially fund the acquisition of GlobalSat. The balance of the term loan was repaid on September 26, 2007.

(e)	The increase in long term liabilities at June 30, 2010 is primarily due to a term loan used to partially fund the acquisition of C2C, Evocomm and Evosat on March 5, 2010.

(f)	The increase in long term liabilities at June 30, 2011 is primarily due to a term loan used to partially fund the acquisition of ComSource on April 8, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from the government marketplace and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts, which directly impacts our military-related sector business. Our business may also be affected by the government’s budgetary issues and its recent efforts to reduce the national deficit and defense spending, which may have a significant effect on our results of operations.

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

In the year ended June 30, 2011, 19% of our consolidated revenues and 28% of our services revenues were derived from Northrop. The U.S. Government’s prime contract with Northrop, under which we served as a subcontractor, will expire in February 2012 and will be replaced with a prime contract under which we are providing similar services as a subcontractor to another subcontractor. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the years ended June 30, 2011, 2010 and 2009. We are also experiencing a shift in our infrastructure business from numerous smaller orders to ones that are larger and include various milestones which affect revenue recognition. This may result in more significant quarter-to-quarter shifts in revenues from this segment in the future. We expect an increase in revenues from this segment in the fiscal 2012 as a result of this shift.

Our cash provided by operating activities was negatively impacted in fiscal years ended June 30, 2011 and 2010 due to the increase in inventories and the payment of accounts payable during the current period. This increase was the result of inventory purchases related to a significant contract in the infrastructure business which is now expected to be shipped in fiscal 2012. We have not recognized certain revenues from this contract as a result of not yet achieving certain contract milestones. Moreover, this contract carries an unusually low margin which will negatively impact our gross margin in fiscal 2012 as milestones are reached.

Revenues related to contracts for infrastructure solutions and services have been fixed-price contracts in a majority of cases. Profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any contract could have a material adverse effect on our business, financial condition and results of operations. Revenue and gross margin may also be affected by our recent $74.1 million contract with a U.S. Government Agency, which carries a lower margin due to the competitive landscape.

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor costs. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a 24 hour a day, seven-day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract, and administrative functions, as well as amortization of intangible assets.

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

Goodwill and Other Intangibles Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the year ended June 30, 2011 that resulted in the impairment of any goodwill or other intangible assets.

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

At June 30, 2011 and June 30, 2010, we had a liability for unrecognized tax benefits of approximately $1.4 million and $1.1 million, respectively which if recognized in the future, would favorably impact our effective tax rate.

We record both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. At June 30, 2011 and June 30, 2010 we had not accrued any amounts for the potential payment of penalties and interest.

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

As of June 30, 2011 there was approximately $3.7 million of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2011 there was approximately $240,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 3.1 years.

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

Valuation of contingent consideration

We maintain a liability for contingent consideration related to potential earn-out payments to the former shareholders of C2C, Evocomm and ComSource if certain milestones are met. These amounts are estimated based on a number of factors including likelihood of meeting those milestones based on forecasted results. We review these estimates and updated forecasts on a quarterly basis and record adjustments as required. In the year ended June 30, 2011, we recorded expense of approximately $4.8 million in operating results relating to increases in these estimates.

Recent Accounting Pronouncements

On July 1, 2009 the Company adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement resulted in the inclusion of acquisition related costs of $468,000 and $940,000 in general and administrative expenses in the year ended June 30, 2011 and 2010, respectively.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 was effective for the Company, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a material impact on the financial condition or results of operations for the year ended June 30, 2011.

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

In April 2010, the FASB issued ASU 2010-13, Compensation — Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this pronouncement will not have a material impact on the consolidated financial condition or results of operations.

Results of Operations

Fiscal Years Ended June 30, 2011 and 2010

Our consolidated results of operations for the year ended June 30, 2011 include results of ComSource, C2C and Evocomm. These acquisitions took place on April 8, 2011 and March 5, 2010 (for C2C and Evocomm), respectively, and were not included in the corresponding periods in fiscal 2010, except for four months of results for C2C and Evocomm.

Revenues from Services.  Revenues from services increased by $52.9 million, or 39.0%, to $188.7 million for the fiscal year ended June 30, 2011 from $135.8 million for the fiscal year ended June 30, 2010. The increase in revenues was due to an increase in our access product line of our managed network service line primarily in the government marketplace along with $23.1 million of revenue from ComSource, C2C and Evocomm.

Revenues from Infrastructure Solutions.  Revenues from infrastructure solutions decreased by $6.5 million, or 7.1%, to $85.5 million for the fiscal year ended June 30, 2011 from $92.0 million for the fiscal year ended June 30, 2010. The decrease in revenues was primarily driven by a decline in bookings of contract orders due to the continued global economic slowdown, which resulted in government and commercial customers and prospects delaying or cancelling projects which affected, in particular, pre-engineered systems, as well as the unexpected delay in shipments for a major project. The Company expects a significant portion of these delayed shipments to be made in the next fiscal year. This project carries a lower than normal margin. Additionally, the Company also expects a significant amount of revenues under another large contract with lower than normal margins, due primarily to the competitive climate, to be shipped in the next fiscal year. Due to the current global economic conditions it is currently difficult to assess whether or not future bookings will meet or exceed levels experienced in the past.

Costs from Services.  Costs from services increased by $31.9 million, or 32.1%, to $131.3 million for the fiscal year ended June 30, 2011 from $99.4 million for the fiscal year ended June 30, 2010. Gross margin for services increased to 30.4% for the fiscal year ended June 30, 2011 compared to 26.8% for the fiscal year ended June 30, 2010. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace, which tends to have a higher margin. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions.  Costs from infrastructure solutions decreased by $5.6 million, or 7.3%, to $70.4 million for the fiscal year ended June 30, 2011 from $76.0 million for the fiscal year ended June 30, 2010. The gross margin from infrastructure solutions remained relatively consistent at 17.6% for the fiscal year ended June 30, 2011 compared to 17.4% for the fiscal year ended June 30, 2010.

Selling and Marketing.  Selling and marketing expenses increased by $3.0 million, or 20.3%, to $18.0 million for the fiscal year ended June 30, 2011 from $15.0 million for the fiscal year ended June 30, 2010. The increase was a result of increased proposal activity and marketing efforts in infrastructure, an increase in head count, and net increase of $0.6 million of expenses incurred at ComSource, C2C and Evocomm.

Research and Development.  Research and development expenses increased by $1.0 million, or 28.8%, to $4.3 million for the fiscal year ended June 30, 2011 from $3.3 million for the fiscal year ended June 30, 2010. The increase was principally due to costs associated with the Tempo Enterprise Media Platform.

General and Administrative.  General and administrative expenses increased by $6.1 million, or 25.4%, to $30.0 million for the fiscal year ended June 30, 2011 from $24.0 million for the fiscal year ended June 30, 2010. The increase was a result of $4.2 million of an increase in general and administrative expenses incurred at ComSource, C2C and Evocomm (inclusive of an increase of $1.4 million of amortization of intangibles related to these acquisitions), along with an increase in headcount and stock compensation expense and an increase in the accrual for the Company’s pay for performance plan, partially offset by a decrease in acquisition costs of $0.5 million and reduction of foreign currency expense of $1.0 million compared to previous period due to the settlement of forward contracts to purchase Euros (includes the combined impact of a $0.5 million gain in the fiscal year ended June 30, 2011 coupled with a $0.5 million reduction of expense due to inclusion of $0.5 million loss recorded in same period last year).

Earn-out Fair Value Adjustments.  The earn-out fair value adjustments are a result of the earn-out accrual related to the acquisitions of C2C, Evocomm and ComSource. The expense in the year end June 30, 2011 includes additional expense recorded due to C2C and Evocomm performing better than our original forecasts along with a settlement reached for the second twelve month earn-out period due to the improved performance.

Interest Income.  Interest income decreased by $0.2 million, or 51.8%, to $0.2 million for the fiscal year ended June 30, 2011 from $0.4 million for the fiscal year ended June 30, 2010, as a result of a decrease in interest rates and a decrease in unrestricted cash balance during the year.

Interest Expense.  Interest expense increased by $0.3 million, as a result of the issuance of debt on March 5, 2010 related to the acquisition of C2C and Evocomm and April 8, 2011 related to the acquisition of ComSource.

Provision for income taxes.  The provision for income taxes increased by $3.7 million, or 158.0%, to $6.0 million for the fiscal year ended June 30, 2011 compared to $2.3 million for the fiscal year ended June 30, 2010. The provision for income taxes increased as a result of the increase in income before income taxes. The effective rate was 40% for the fiscal year ended June 30, 2011 compared to 23% for the fiscal year ended June 30, 2010. In addition, the effective rate for the fiscal year ended June 30, 2010 included a net benefit for non recurring tax adjustments which primarily represented research and development tax credits related to fiscal years 2006 through 2009. The effective rate for fiscal 2010 excluding these items was 37%. The effective rate increased in fiscal 2011 due to the earn-out fair value adjustment that is not deductible for income tax purposes. This increase was partially offset by a research and development credit for fiscal 2005, a benefit for the extension of the research and development credit that was enacted in the Tax Relief Act of 2010 that is retroactive to January 1, 2010 along with benefits for lower tax rates in certain foreign jurisdictions.

Fiscal Years Ended June 30, 2010 and 2009

Our consolidated results of operations for the year ended June 30, 2010 include results of Mach 6, Telaurus, C2C, and Evocomm (four month of results are included in fiscal 2010 for C2C and Evocomm following the acquisition on March 5, 2010). These acquisitions took place on February 27, 2009, May 29, 2009, and March 5, 2010 (for C2C and Evocomm), respectively, and were not included in the corresponding periods in fiscal 2009, except for four months of results for Mach 6 and one month of Telaurus.

Revenues from Services.  Revenues from services increased by $54.5 million, or 66.9%, to $135.8 million for the fiscal year ended June 30, 2010 from $81.3 million for the fiscal year ended June 30, 2009. The increase in revenues was due to $33.5 million of revenue from Mach 6, Telaurus, C2C and Evocomm along with an increase in our access product line of our managed network service line primarily in the government marketplace.

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

Costs from Services.  Costs from services increased by $38.4 million, or 63.0%, to $99.4 million for the fiscal year ended June 30, 2010 from $61.0 million for the fiscal year ended June 30, 2009. Gross margin for services increased to 26.8% for the fiscal year ended June 30, 2010 compared to 25.0% for the fiscal year ended June 30, 2009. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace with higher margin.

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

Earn-out fair value adjustments.  The earn-out fair value adjustment is a result of the earn-out accrual related to the acquisition of C2C and Evocomm on March 5, 2010.

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

Liquidity and Capital Resources

At June 30, 2011, we had working capital of $79.7 million, including cash and cash equivalents of $48.0 million, net accounts receivable of $59.3 million, inventories of $42.4 million, prepaid expenses and other current assets of $5.6 million and deferred income taxes of $1.6 million, offset by $31.4 million in accounts payable, $13.6 million in deferred revenues, $6.4 million in accrued payroll and related fringe benefits, $19.7 million in accrued expenses and $6.1 million in current portion of long term debt.

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

Net cash provided by operating activities during the fiscal year ended June 30, 2011 was $16.5 million, which primarily related to a non-cash item representing depreciation and amortization expense of $9.7 million primarily related to depreciation expense related to the network operations center, satellite earth station equipment and hosted mobile core switch asset and amortization expense related to acquisitions, net income of $9.0 million, a decrease in deferred income taxes of $5.2 million primarily due to net income generated in the period, earn-out fair value adjustments of $4.8 million, non-cash stock compensation expense of $3.7 million, offset by an increase in accounts receivable of $8.6 million due to the timing of billings and collections from customers and a decrease in accounts payable of $6.1 million due to the timing of inventory purchases and payments to vendors.

Net cash provided by operating activities during the fiscal year ended June 30, 2010 was $13.6 million, which primarily related to an increase in accounts payable of $11.3 million due to the increase in inventories and timing of payments to vendors, net income of $7.9 million, a non-cash item representing depreciation and amortization expense of $7.5 million primarily related to depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, non-cash stock compensation expense of $2.3 million, an increase in accrued expenses of $1.9 million resulting from customer deposits received as part of service agreements, a decrease in deferred income taxes of $2.0 million primarily due to net income generated in the period partially offset by research and development credits for fiscal years ended June 30, 2006 through June 30, 2009, and an increase in accrued payroll and related fringe benefits of $1.8 million due to awards under the pay for performance plan and an increase in headcount, partially offset by an increase in inventory of $17.1 million due to timing of shipments and purchases of equipment for milestones to be reached in future periods, a decrease in deferred revenue of $3.1 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and an increase in accounts receivable of $1.1 million due to increase in revenue and timing of customer payments.

Net cash used in investing activities during the fiscal year ended June 30, 2011 was $28.5 million, which consisted of $19.1 million related to the acquisition of ComSource, the cash payment for the C2C and Evocomm earn-out of $4.5 million, capital expenditures of $9.4 million related to the purchase of hosted mobile core switch asset, network operations center and teleport assets and the cash payment for the Telaurus earn-out of approximately $0.6 million offset by a decrease in restricted cash of $5.0 million related to the settlement of the final payment for the C2C and Evocomm earn-out.

Net cash used in investing activities during the fiscal year ended June 30, 2010 was $28.0 million, which consisted of $13.9 million related to the acquisition of C2C and Evocomm, capital expenditures of $8.8 million related to the purchase of hosted mobile core switch asset, network operations center and teleport assets and $5.0 million of restricted cash related to a potential earn-out for C2C and Evocomm acquisitions.

Net cash provided by financing activities during the fiscal year ended June 30, 2011 was $16.9 million, which primarily related to $18.0 million of borrowings from the term note used to fund the acquisition of ComSource, $2.0 million related to proceeds from the exercise of stock options, offset by $3.1 million of repayments on the C2C and ComSource Acquisition loans.

Net cash provided by financing activities during the fiscal year ended June 30, 2010 was $13.4 million, which primarily related to $12.5 million of borrowings from the term note used to fund the acquisition of C2C and Evocomm, $1.1 million related to proceeds from the exercise of stock options, and $0.5 million related to proceeds from the sale of common stock, partially offset by $0.6 million of repayments on the C2C Acquisition loan.

On May 28, 2010, we entered into Amendment No. 4 to our committed secured credit facility with Citibank, N.A. (“Citibank”). The credit facility has been extended and expired on July 31, 2011. The credit facility was comprised of a $65 million line of credit (the “2010 Line”) and a foreign exchange line in the amount of $15 million. The 2010 Line included the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings.

On July 18, 2011, we entered into a new secured credit facility with Citibank which expires on October 31, 2014 (replacing the credit facility above). The credit facility is comprised of a $72.5 million line of credit (the “2011 Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings.

At our discretion, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio and are collateralized by a first priority security interest on all of our personal property. At June 30, 2011, the applicable margin on the LIBOR rate was 250 basis points. We are required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which we were in compliance at June 30, 2011. As of June 30, 2011, $26.8 million was outstanding under the C2C and ComSource acquisition loans, of which $6.1 million was due within one year. In addition, there were standby letters of credit of approximately $6.9 million, which were applied against and reduced the amounts available under the credit facility as of June 30, 2011.

We entered into, and simultaneously closed, an Agreement and Plan of Merger (the “Merger Agreement”) as of April 8, 2011 with ComSource Inc. (“ComSource”). Pursuant to the Merger Agreement, a newly-formed subsidiary merged with and into ComSource in exchange for an initial cash purchase price of $19.9 million, funded through $1.9 million of existing cash and $18.0 million through the ComSource Acquisition Loan. To the extent that working capital at the effective time was less or more than $400,000, there may be a post-closing adjustment to the purchase price. The ComSource Acquisition Loan provides that we will pay to Citibank, N.A. sixty consecutive monthly principal installments of $300,000 each plus applicable interest.

Former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing.

We lease satellite space segment services and other equipment and office space under various operating lease agreements, which expire in various years through fiscal 2017. Future minimum lease payments due on these leases through June 30, 2012 are approximately $36.8 million.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the services and infrastructure solutions business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2012. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Contractual Obligations and Commercial Commitments

At June 30, 2011, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Operating leases	$70,591	$36,755	$24,648	$8,425	$763
Long-term debt	26,775	6,100	12,200	8,475	—

Total contractual obligations	$97,366	$42,855	$36,848	$16,900	$763

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than			More than
Other Commercial Commitments	Committed	1 year	1-3 years	4-5 years	5 years

Standby letters of credit	$6,861	$6,386	$475	$—	$—

Total commercial commitments	$6,861	$6,386	$475	$—	$—

Our tax liability for uncertain tax positions was approximately $1.4 million at June 30, 2011. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

In June 2011, the Company and the former owners of C2C and Evocomm reached a settlement agreement on the second earn-out period related to the acquisition of C2C and Evocomm resulting in a $4.5 million liability for the final earn-out as of June 30, 2011. In July 2011 the $4.5 million was paid to the former shareholders.

As part of the acquisition of ComSource, the former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing. The Company has estimated the fair value of the earn-out to be $16.6 million as of June 30, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. Accordingly, we may utilize from time to time foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currency. In January 2010, we entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros to cover specific purchase commitments for material for an infrastructure program. In July 2010, October 2010 and January 2011, the Company purchased approximately 1.0 million, 0.1 million, and 1.2 million Euros, respectively, under these forward exchange contracts. We recorded approximately $0.5 million gain to general and administrative expense in the year ended June 30, 2011 to adjust these contracts to market value. At June 30, 2011 we had no outstanding foreign currency forward exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of approximately $74,000 in the year ended June 30, 2011.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, the Company’s management used the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective. We have excluded from this assessment the operations of ComSource since this subsidiary was acquired in the year ended June 30, 2011. ComSource contributed approximately $3.9 million of revenue and a $0.3 million loss before income taxes for the year ended June 30, 2011. Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 has been audited by our independent auditors, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter (the fourth quarter in the case of the annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Election of Directors” and “Executive Officers” in Globecomm Systems Inc.’s Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the SEC.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct applicable to our employees and representatives. A copy of our Code of Ethics and Business Conduct is filed as an exhibit to this Annual Report on Form 10-K.

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

(3)	Index of Exhibits

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.4	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.5	2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).
10.6	Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.7	Employment Agreement, dated as of June 30, 2008, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.8	Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.9	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.10	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.11	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.12	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Keith Hall and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.13	Credit Agreement, dated March 11, 2009, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 11, 2009).
10.14	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.15	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).

Exhibit
No.

10.16	Acquisition Agreement, dated March 5, 2010, by and among the Registrant, Globecomm Holdings BV, Globecomm (BVI) Ltd and Carrier to Carrier Telecom Holdings Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.17	Asset Purchase Agreement, dated March 5, 2010, by and among the Registrant, Globecomm (BVI) Ltd, Carrier to Carrier Telecom Holdings Limited and Evocomm Communications Limited (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.18	Amendment No. 4 to Credit Agreement, dated May 28, 2010 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 28, 2010)
10.19	Agreement and Plan of Merger, dated as of April 8, 2011, by and among Comsource Inc., the Registrant, ComSource Merger Sub, Inc. and Jerald L. Cruce, as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated April 7, 2011).
10.20	Amendment No. 5 to Credit Agreement, dated April 7, 2011 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 7, 2011).
10.21	Employment Agreement, dated as of June 23, 2011, by and between Andrew Silberstein and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated June 23, 2011).
10.22	Credit Agreement, dated July 18, 2011 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 18, 2011).
10.23	Amended and Restated 2006 Stock Incentive Plan (filed herewith).
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

(B)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(C)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBECOMM SYSTEMS INC.

Date: September 13, 2011	By: /s/ DAVID E. HERSHBERG David E. Hershberg, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DAVID E. HERSHBERG David E. Hershberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/13/11

/s/ ANDREW C. MELFI Andrew C. Melfi	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/13/11

/s/ KEITH A. HALL Keith A. Hall	President and Chief Operating Officer and Director	9/13/11

/s/ RICHARD E. CARUSO Richard E. Caruso	Director	9/13/11

/s/ HARRY L. HUTCHERSON Jr. Harry L. Hutcherson Jr.	Director	9/13/11

/s/ BRIAN T. MALONEY Brian T. Maloney	Director	9/13/11

/s/ JACK A. SHAW Jack A. Shaw	Director	9/13/11

/s/ A. ROBERT TOWBIN A. Robert Towbin	Director	9/13/11

/s/ C.J. WAYLAN C.J. Waylan	Director	9/13/11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance issued in Financial Accounting Standards Board (“FASB”) Statement No. 141(R), “Business Combinations” (codified in FASB Accounting Standards Codification Topic 805, “Business Combinations”) on July 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Jericho, New York
September 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Globecomm Systems Inc.

We have audited Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Globecomm Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ComSource Inc. which is included in the 2011 consolidated financial statements of Globecomm Systems Inc. and constituted approximately $12.1 million of total assets as of June 30, 2011 and approximately $3.9 million and $0.3 million of revenue and loss before taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of Globecomm Systems Inc. also did not include an evaluation of the internal control over financial reporting of ComSource Inc.

In our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globecomm Systems Inc. as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2011 and our report dated September 13, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Jericho, New York
September 13, 2011

GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	June 30,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$47,964	$42,863
Restricted cash	—	5,025
Accounts receivable, net	59,335	49,222
Inventories	42,429	34,486
Prepaid expenses and other current assets	5,620	3,100
Deferred income taxes	1,642	1,602

Total current assets	156,990	136,298
Fixed assets, net	42,147	37,839
Goodwill	70,171	40,594
Intangibles, net	23,055	16,196
Deferred income taxes	—	7,635
Other assets	2,248	2,148

Total assets	$294,611	$240,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,403	$36,929
Deferred revenues	13,649	2,290
Accrued payroll and related fringe benefits	6,412	6,390
Other accrued expenses	19,740	11,477
Current portion of long term debt	6,100	2,500

Total current liabilities	77,304	59,586
Other liabilities	9,248	2,443
Long term debt	20,675	9,375
Deferred income taxes	3,594	2,203
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, shares
issued and outstanding: none in 2011 and 2010	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2011 and 2010; shares issued: 22,927,635 at
June 30, 2011 and 22,050,635 at June 30, 2010	23	22
Additional paid-in capital	196,688	189,401
Accumulated deficit	(10,358)	(19,346)
Treasury stock, at cost, 465,351 shares in 2011 and 2010	(2,781)	(2,781)
Accumulated other comprehensive income (loss)	218	(193)

Total stockholders’ equity	183,790	167,103

Total liabilities and stockholders’ equity	$294,611	$240,710

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2011	2010	2009

Revenues from services	$188,700	$135,796	$81,344
Revenues from infrastructure solutions	85,491	92,021	88,817

Total revenues	274,191	227,817	170,161

Costs and operating expenses:
Costs from services	131,329	99,424	60,995
Costs from infrastructure solutions	70,423	75,974	73,877
Selling and marketing	18,015	14,977	12,985
Research and development	4,304	3,342	2,392
General and administrative	30,038	23,957	15,954
Earn-out fair value adjustments	4,824	178	—

Total costs and operating expenses	258,933	217,852	166,203

Income from operations	15,258	9,965	3,958
Other income (expense):
Interest income	186	386	534
Interest expense	(410)	(106)	—

Income before income taxes	15,034	10,245	4,492
Provision for income taxes	6,046	2,343	1,193

Net income	$8,988	$7,902	$3,299

Basic net income per common share	$0.42	$0.38	$0.16

Diluted net income per common share	$0.41	$0.38	$0.16

Weighted-average shares used in the calculation of
basic net income per common share	21,332	20,560	20,219

Weighted-average shares used in the calculation of
diluted net income per common share	22,026	20,992	20,507

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance at June 30, 2008	20,695	21	182,083	(30,547)	—	465	(2,781)	148,776
Proceeds from exercise of stock options	78	—	339	—	—	—	—	339
Stock compensation expense	—	—	2,310	—	—	—	—	2,310
Grant of restricted shares	567	—	—	—	—	—	—	—
Tax benefit from stock compensation plan	—	—	4	—	—	—	—	4
Comprehensive income:
Net income	—	—	—	3,299	—	—	—	3,299
Foreign currency translation	—	—	—	—	84	—	—	84

Total comprehensive income	—	—	—	—	—	—	—	3,383

Balance at June 30, 2009	21,340	21	184,736	(27,248)	84	465	(2,781)	154,812
Proceeds from exercise of stock options	166	—	1,077	—	—	—	—	1,077
Stock compensation expense	—	—	2,349	—	—	—	—	2,349
Grant of restricted shares	376	1	—	—	—	—	—	1
Tax benefit from stock compensation plan	—	—	4	—	—	—	—	4
Proceeds from sale of common stock	65	—	497	—	—	—	—	497
Grant of shares for Telaurus earn-out	104	—	738	—	—	—	—	738
Comprehensive income:
Net income	—	—	—	7,902	—	—	—	7,902
Foreign currency translation	—	—	—	—	(277)	—	—	(277)

Total comprehensive income								7,625

Balance at June 30, 2010	22,051	22	189,401	(19,346)	(193)	465	(2,781)	167,103
Proceeds from exercise of stock options	325	—	1,991	—	—	—	—	1,991
Stock compensation expense	—	—	3,679	—	—	—	—	3,679
Grant of restricted shares	439	1	—	—	—	—	—	1
Tax benefit from stock compensation plan	—	—	45	—	—	—	—	45
Grant of shares for Telaurus earn-out	113	—	896	—	—	—	—	896
Grant of warrants for Telaurus earn-out	—	—	676	—	—	—	—	676
Comprehensive income:
Net income	—	—	—	8,988	—	—	—	8,988
Foreign currency translation	—	—	—	—	411	—	—	411

Total comprehensive income								9,399

Balance at June 30, 2011	22,928	$23	$196,688	$(10,358)	$218	465	$(2,781)	$183,790

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2011	2010	2009

Operating Activities:
Net income	$8,988	$7,902	$3,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,703	7,479	5,968
Provision for doubtful accounts	949	1,017	857
Deferred income taxes	5,226	1,981	1,077
Stock compensation expense	3,679	2,349	2,310
Tax benefit from stock compensation plan	45	4	4
Earn-out fair value adjustments	4,824	178	—
Changes in operating assets and liabilities (net of impact of acquisitions):
Accounts receivable	(8,618)	(1,092)	9,644
Inventories	(463)	(17,086)	(25)
Prepaid expenses and other current assets	(2,242)	(331)	(734)
Other assets	86	(719)	(343)
Accounts payable	(6,114)	11,251	(6,513)
Deferred revenues	1,091	(3,053)	(4,790)
Accrued payroll and related fringe benefits	(12)	1,819	(1,860)
Other accrued expenses	112	1,937	248
Other liabilities	(748)	(76)	(131)

Net cash provided by operating activities	16,506	13,560	9,011

Investing Activities:
Purchases of fixed assets	(9,363)	(8,772)	(4,336)
Acquisition of businesses, net of cash received	(19,070)	(13,901)	(12,383)
Cash payment for Telaurus earn-out	(586)	(353)	—
Cash payment for C2C earn-out	(4,500)	—	—
Restricted cash	5,025	(5,000)	—

Net cash used in investing activities	(28,494)	(28,026)	(16,719)

Financing Activities:
Proceeds from exercise of stock options	1,991	1,077	339
Borrowings under C2C acquisition loan	—	12,500	—
Borrowings under ComSource acquisition loan	18,000	—	—
Proceeds from sale of common stock	—	497	—
Repayments of debt	(3,100)	(625)	—

Net cash provided by financing activities	16,891	13,449	339

Effect of foreign currency translation on cash	198	(154)	4

Net increase (decrease) in cash and cash equivalents	5,101	(1,171)	(7,365)
Cash and cash equivalents at beginning of year	42,863	44,034	51,399

Cash and cash equivalents at end of year	$47,964	$42,863	$44,034

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$364	$75	$—
Cash paid for income taxes	630	416	179

See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1.	Organization and Description of Business

Globecomm Systems Inc. (“Globecomm”) was incorporated in the State of Delaware on August 17, 1994. The Company’s core business provides end-to-end, value-added satellite-based communications solutions. This business supplies infrastructure solutions for satellite-based communications including hardware and software to support a wide range of satellite systems. The Company’s wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”), Evosat SA Proprietary Ltd (“Evosat”) and ComSource Inc. (“ComSource”) provide satellite communication services capabilities.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, Evosat and ComSource (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Costs from Services

Costs from services relating to Internet-based services consist primarily of satellite space segment charges, Internet connectivity fees, voice termination costs and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Centers, on a 24 hour a day, seven-day a week basis, including personnel and related costs and depreciation.

Costs from Infrastructure Solutions

Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor costs.

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

The fair value of options granted under the Company’s 1997 and 2006 Plans was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2011, 2010 and 2009: weighted average risk-free interest rate of 1.4% (2011), 1.7% (2010) and 1.6% (2009), weighted average volatility factor of the expected market price of the Company’s common stock of .57 (2011), .56 (2010) and .53 (2009), no dividend yields and a weighted-average expected life of the options of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and forfeiture rates.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the year ended June 30, 2011 that would indicate that goodwill and indefinite life intangible assets were impaired.

Long-Lived Assets

For other than goodwill and indefinite life intangibles, when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment was noted on the long-lived assets at June 30, 2011 and 2010.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At June 30, 2011, the Company had a liability for unrecognized tax benefits of approximately $1,420,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of June 30, 2011, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the fiscal 2008 through 2011 years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.

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

an infrastructure program. In July 2010, October 2010 and January 2011, the Company purchased approximately 1.0 million, 0.1 million, and 1.2 millon Euros, respectively, under these forward exchange contracts. As a result, the Company has no forward exchange contracts outstanding as of June 30, 2011. As the contracts did not qualify for hedge accounting, the Company recorded approximately $515,000 of gain and $494,000 loss in general and administrative expense in the years ended June 30, 2011 and 2010, respectively, to adjust these contracts to market value.

Restricted Cash

Restricted cash primarily consisted of cash held in escrow for potential earn-out payments to previous owners of C2C and Evocomm if certain earnings milestones were reached.

Comprehensive Income

Comprehensive income for the years ended June 30, 2011 and 2010 of approximately $9,399,000 and $7,625,000 includes a foreign currency translation gain (loss) of approximately $411,000 and $(277,000), respectively.

Recent Accounting Pronouncements

On July 1, 2009 the Company adopted the accounting pronouncement relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. Changes for business combination transactions pursuant to this pronouncement include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. The adoption of this pronouncement resulted in the inclusion of acquisition related costs of $468,000 and $940,000 in general and administrative expenses in the year ended June 30, 2011 and 2010, respectively.

In October 2009, the FASB issued Accounting Standards Update No. 2009- 13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) which updates ASC Topic 605-25, Revenue Recognition — Multiple element arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 was effective for the Company for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations for the year ended June 30, 2011.

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

In April 2010, the FASB issued ASU 2010-13, Compensation — Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market

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

3.	Acquisitions

ComSource

The Company entered into an Agreement and Plan of Merger effective as of April 8, 2011 with ComSource Inc. (“ComSource”). Pursuant to the agreement, a newly-formed subsidiary of the Company merged with and into ComSource in exchange for an initial cash purchase price of $19.9 million, funded through $1.9 million of existing cash and $18.0 million through the ComSource Acquisition Loan (as defined below). To the extent that working capital at the effective date is less or more than $400,000, there may be a post-closing adjustment to the purchase price.

Former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing. The Company has estimated the fair value of the earn-out to be $16.2 million as of the acquisition date, calculated using a discounted cash flow method, which has been recorded in the consolidated balance sheet. As of June 30, 2011 the fair value of the earn-out is estimated at $16.6 million.

ComSource employs 50 staff and provides independent testing and evaluation of a variety of telecommunications equipment and related recurring long term application support, including new feature sets. Client testing includes basic performance, data assurance, reliability and system security. The acquisition of ComSource provided the Company with further entry into the growing wireless market.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting. The assets and liabilities of ComSource were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill of approximately $29,577,000. This amount will be adjusted once the working capital post-closing adjustment described above is finalized with the Seller. The goodwill and intangible assets are not deductible for income tax purposes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

The purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$813
Total other current assets	8,964
Fixed assets	1,936
Other assets	105
Goodwill	29,577
Customer relationships	8,600
Contracts backlog	700
Trademarks	300
Liabilities	(14,913)

Total Purchase Price	$36,082

The ComSource acquisition contributed approximately $3.9 million and $0.3 million of revenue and loss before taxes, respectively, for the year ended June 30, 2011.

The following unaudited pro forma information assumes that the acquisition of ComSource occurred on July 1, 2009, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on the ComSource Acquisition Loan, decreased interest income due to use of cash to partially fund the acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the date indicated or of the results that may occur in the future:

	Years Ended
	June 30,	June 30,
	2011	2010
	(in thousands, except share data)
	(unaudited)

Revenues	$285,137	$240,796

Net income	$9,145	$7,136

Basic net income per common share	$0.43	$0.35

Diluted net income per common share	$0.42	$0.34

C2C and Evocomm

On March 5, 2010, the Company, acting through its indirect wholly-owned subsidiaries Globecomm Holdings B.V. and Globecomm (BVI) Ltd, acquired from Carrier to Carrier Telecom Holdings Ltd (the “Carrier Seller”), a privately owned company, all of the issued shares of Carrier to Carrier Telecom B.V. (“C2C”), a company incorporated in the Netherlands, and the business assets of Evocomm Communications Limited, or “Evocomm”, each of C2C and Evocomm being a wholly-owned subsidiary of the Carrier Seller. Pursuant to the terms of the acquisition the Company also acquired from Evocomm all the issued shares of Evosat (Pty) Ltd (“Evosat”), a company incorporated in South Africa.

C2C employs approximately 22 staff and provides satellite services across Africa, the Middle East, Europe and Asia, and maintains services in the Atlantic, Mediterranean, Gulf of Mexico and Indian Ocean regions through its teleport facility in the Netherlands. Evosat and Evocomm employ approximately 11

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

staff and provide Immarsat land-based BGAN (Broadband Global Area Networks) and maritime-based fleet broadband capabilities.

Pursuant to the terms of the acquisition agreement with Carrier Seller, the Company paid a cash purchase price of $15.0 million (funded through $2.5 million of the Company’s current cash position and $12.5 million through the C2C Acquisition Loan (as defined below) issued under the Company’s existing credit facility). The Carrier Seller also would be entitled to receive additional cash payments of up to an aggregate of $10.9 million, subject to an earn-out based upon the acquired businesses achieving certain earnings milestones within 24 months following the closing.

In April 2011, the former owners of C2C and Evocomm received $4.5 million based on the results of the first twelve month earn-out period, which reduced the future potential earn-out payments to a maximum of $5.5 million. In June 2011, the Company and the former owners of C2C and Evocomm reached a settlement agreement on the second earn-out period resulting in a $4.5 million liability for the final earn-out as of June 30, 2011. In July 2011 the $4.5 million was paid to the former shareholders. Adjustments to the fair value of this earn-out resulted in charges to earnings of approximately $4,449,000 and $178,000 in the years ended June 30, 2011 and 2010, respectively.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting. The assets and liabilities of C2C and Evocomm were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill of approximately $11,666,000. Since these are foreign entities, the goodwill and intangible assets are not deductible for income tax purposes.

The purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$1,099
Total other current assets	6,821
Fixed assets	1,828
Other assets	30
Goodwill	11,666
Customer relationships	5,705
Software	125
Contracts backlog	800
Trademarks	31
Liabilities	(8,674)

Total Purchase Price	$19,431

The C2C and Evocomm acquisitions contributed approximately $6.2 million and $0.8 million of revenue and income before taxes, respectively for the year ended June 30, 2010.

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

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

Telaurus

On May 29, 2009, the Company, acting through its wholly owned subsidiary Telaurus LLC, acquired the entire business operations of Telaurus Communications LLC (the “Telaurus Seller”), a privately owned company, including all of the issued stock of the Telaurus Seller’s wholly-owned subsidiary Telaurus Communications Pte. Ltd., a company incorporated in Singapore.

Pursuant to the terms of the acquisition agreement with the Telaurus Seller, the Company acquired the entire business operations of the Telaurus Seller for a cash purchase price of $6.1 million (funded through the Company’s existing cash position). The Telaurus Seller also was entitled to receive up to 335,000 shares of the Company’s common stock and up to 1,000,000 warrants to purchase shares of the Company’s common stock, subject to an earn-out based upon the acquired business achieving certain earnings milestones within twelve months following the closing. Based on results of the earn-out period, which expired on May 31, 2010, the former owners of Telaurus received approximately 104,000 common shares, and approximately $353,000 in cash on January 22, 2010, and 113,000 common shares, approximately $586,000 in cash and 244,910 warrants to purchase common stock at an exercise price of $10.00 on July 28, 2010. The warrants expire on July 28, 2013.

Telaurus is a service provider concentrated in the maritime sector, government and satellite service providers. Telaurus employs approximately 32 staff and has recurring service revenues in the maritime marketplace. The acquisition of Telaurus provided the Company with further entry into the growing maritime market currently being served by the Company.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting. The assets and liabilities of Telaurus were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill and other intangible assets of approximately $6,631,000 and is deductible for income tax purposes over 15 years.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Acquisitions (continued)

The purchase price allocation, which includes approximately $289,000 in transaction related costs, was as follows (in thousands):

Total current assets	$2,497
Fixed assets	158
Other assets	24
Goodwill	373
Customer relationships	5,025
Software	1,162
Covenant not to compete	44
Trademarks	27
Liabilities	(2,906)

Total Purchase Price	$6,404

The Company recorded additional goodwill of approximately $3,315,000 in the year ended June 30, 2010 related to the earn-out.

4.	Accounts Receivable

Accounts receivable may include amounts billed but not paid by customers pursuant to retainage provisions in connection with infrastructure solutions contracts. At June 30, 2011 and 2010 there were no amounts included in accounts receivable billed but not paid by customers under retainage provisions in connection with long-term contracts.

5.	Inventories

Inventories consist of the following:

	June 30,	June 30,
	2011	2010
	(In thousands)

Raw materials and component parts	$1,496	$1,392
Work-in-progress	43,187	34,368

	44,683	35,760
Less progress payments	2,254	1,274

	$42,429	$34,486

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	Fixed Assets

Fixed assets consist of the following:

	June 30,	June 30,
	2011	2010	Depreciable life
	(In thousands)

Land	$2,116	$2,116	—
Building and improvements	14,824	14,201	10-25 years
Computer equipment and software	7,393	5,541	3-5 years
Machinery and equipment	6,565	5,429	3-5 years
Network operations center	31,438	28,791	3-10 years
Satellite earth station equipment	22,458	18,479	10 years
Furniture and fixtures	2,377	2,024	5 years
Leasehold improvements	2,306	788	Shorter of lease term or estimated life
Construction in progress	127	—

	89,604	77,369
Less accumulated depreciation and amortization	47,457	39,530

	$42,147	$37,839

Depreciation expense of approximately $7,118,000, $5,994,000 and $5,206,000 was included in the statement of operations in the years ended June 30, 2011, 2010 and 2009, respectively.

7.	Goodwill and Intangibles

The Company performs the goodwill impairment test annually in the fourth quarter. No impairment was noted on the goodwill and indefinite life intangible assets at June 30, 2011 and 2010. The carrying value of goodwill, which relates to the services reporting unit was as follows (in thousands):

Balance at June 30, 2009	$25,613
Achievement of Telaurus earn-out provision	3,315
Acquisition of C2C and Evocomm	11,666

Balance at June 30, 2010	40,594
Acquisition of ComSource	29,577

Balance at June 30, 2011	$70,171

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Goodwill and Intangibles (continued)

Intangibles subject to amortization consist of the following:

	June 30,	June 30,
	2011	2010	Est. useful life
	(In thousands)

Customer relationships	$24,879	$16,279	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,471	1,771	6 months — 2 years
Covenant not to compete	125	125	3-4 years
Trademarks	382	82	5 years

	29,144	19,544
Less accumulated amortization	6,089	3,348

Intangibles, net	$23,055	$16,196

Amortization expense of approximately $2,585,000, $1,485,000 and $762,000 was included in general and administrative expenses in the years ended June 30, 2011, 2010 and 2009, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows (in thousands):

2012	$3,644
2013	2,896
2014	2,871
2015	2,578
2016	2,228

8.	Long Term Debt

As of June 30, 2011 debt consisted of the following (in thousands):

C2C Acquisition Loan	$9,375
ComSource Acquisition Loan	$17,400

Total debt	$26,775
Less current portion	6,100

Long term debt	$20,675

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the Company’s existing credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 250 basis points, at the Company’s discretion. The balance is to be paid in equal monthly installments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of June 30, 2011 was approximately 2.8%. At June 30, 2011, $9,375,000 was outstanding of which $2,500,000 was due within one year. The Company is required to comply with various ongoing financial covenants described below, with which the Company was in compliance as of June 30, 2011.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Long Term Debt (continued)

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 250 basis points, at the Company’s discretion. The balance is to be paid in equal monthly installments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of June 30, 2011 was approximately 2.7%. At June 30, 2011, $17,400,000 was outstanding of which $3,600,000 was due within one year. The Company is required to comply with various ongoing financial covenants described below, with which the Company was in compliance as of June 30, 2011.

Line of Credit

On May 28, 2010, the Company entered into Amendment No. 4 to the committed secured credit facility with Citibank. The credit facility was extended and expired on July 31, 2011. The credit facility was comprised of a $65 million line of credit (the “2010 Line”) and a foreign exchange line in the amount of $15 million. The 2010 Line included the following sublimits: (a) $30 million available for standby letters of credit; (b) $20 million available for commercial letters of credit; (c) a line for up to two term loans, each having a term of no more than five years, in the aggregate amount of up to $40 million that can be used for acquisitions; and (d) $10 million available for revolving credit borrowings.

On July 18, 2011, the Company entered into a new secured credit facility with Citibank which expires October 31, 2014 (replacing the 2010 Line). The credit facility is comprised of a $72.5 million line of credit (the “2011 Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. The Company is required to pay a commitment fee on the average daily unused portion of the total commitment based on the Company’s consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears starting September 30, 2011.

At the discretion of the Company, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At June 30, 2011, the applicable margin on the LIBOR rate was 250 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at June 30, 2011. As of June 30, 2011, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan described above there were standby letters of credit of approximately $6.9 million, which were applied against and reduced the amounts available under the credit facility.

Future minimum payments under these agreements, excluding interest, for the next five years are expected to be as follows (in thousands):

2012	$6,100
2013	6,100
2014	6,100
2015	5,475
2016	3,000

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	Stock Incentive and Stock Purchase Plans

On November 22, 2006, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 2006 Stock Incentive Plan (“2006 Plan”), which provides for grants of stock options or restricted stock awards to employees, directors and consultants of the Company for an aggregate of 850,000 shares of the Company’s common stock. In November 2009, the Company’s stockholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance under the 2006 Plan increased by 1,500,000. At June 30, 2011 there were 571,968 shares available for grant under the 2006 Plan.

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	Stock Incentive and Stock Purchase Plans (continued)

The following table summarizes the Company’s stock option activity (in thousands, except per share amounts):

	Years Ended June 30,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Balance, beginning of year	1,125	$6.53	1,528	$8.42	1,655	$8.38
Grants	65	10.18	33	7.51	76	5.57
Exercised	(325)	6.13	(166)	6.48	(78)	4.33
Canceled	(93)	10.46	(270)	17.39	(125)	8.78

Balance, end of year	772	6.53	1,125	6.53	1,528	8.42

Exercisable, end of year	706	$6.23	1,069	$6.42	1,437	$8.38

Weighted-average fair value options granted during the year		$4.56		$3.33		$2.43

The following table summarizes information about stock options outstanding at June 30, 2011 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$1.47 – $3.14	3	2.4	$1.80	3	$1.80
$3.35 – $5.16	312	2.4	3.87	307	3.86
$5.29 – $8.26	281	4.4	6.50	260	6.47
$8.31 – $12.88	111	7.9	9.97	73	9.13
$13.01 – $21.00	65	6.1	13.67	63	13.63

	772	4.2	$6.53	706	$6.23

Restricted shares and restricted stock units granted under the 2006 Plan totaled 426,000, 398,000, and 587,000 shares in the years ended June 30, 2011, 2010 and 2009, respectively. The weighted average grant date fair value of restricted shares and restricted stock units granted during the years ended June 30, 2011, 2010 and 2009 was $7.06, $7.60 and $6.26. As of June 30, 2011 there was approximately $3,695,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2011 there was approximately $240,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 3.1 years.

The Company has reserved approximately 1,816,000 shares of its common stock for issuance upon exercise of all available and outstanding options, warrants, and unvested restricted shares and restricted share units at June 30, 2011.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the years ended June 30, 2011, 2010 and 2009, excludes the effect of approximately 109,000, 418,000, and 967,000 stock options, warrants and unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

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

ASC 820 — Fair Value Measurements and Disclosures requires the use of observable market inputs (quoted market prices) when measuring fair value and requires Level 1 quoted prices to be used to measure fair value whenever possible.

Foreign currency forward exchange contracts are classified within Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

There were no transfers in or out of Level 1 and 2 in the year ended June 30, 2011.

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

The fair value of the earn-out liabilities related to acquisitions are calculated using a discounted cash flow method based on unobservable inputs including projected EBITDA of the acquired entities and discount rates and are classified within Level 3 of the valuation hierarchy.

At June 30, 2011, the book value of the Company’s $26,775,000 of debt approximates fair value based upon its variable interest rate.

12.	Retirement Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	Retirement Plan (continued)

contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. Effective January 1, 2009, 2010 and 2011 the Company changed the matching contribution to a maximum of 4% of their compensation not to exceed $2,500, $3,500 and $5,500, respectively per employee per calendar year. The Company contributed approximately $828,000, $581,000, and $667,000 to the 401(k) plan during the years ended June 30, 2011, 2010 and 2009, respectively. In addition, the plan also provides for discretionary profit sharing contributions by the Company. There were no discretionary profit sharing contributions made by the Company during the years ended June 30, 2011, 2010 and 2009.

13.	Income Taxes

The components of income before taxes are as follows:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

United States	13,602	9,398	5,134
Foreign	1,432	847	(642)

Total	15,034	10,245	4,492

During fiscal 2011, 2010 and 2009, the Company recorded a tax provision of approximately $6,046,000, $2,343,000, and $1,193,000 respectively. Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Current:
Federal	$274	$112	$113
State	270	74	3
Foreign	276	176	—

	820	362	116
Deferred:
Federal	5,418	1,342	1,276
State	95	716	(35)
Foreign	(287)	(77)	(164)

	5,226	1,981	1,077

Total provision for income taxes	$6,046	$2,343	$1,193

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

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Income Taxes (continued)

Significant components of the Company’s deferred tax (liabilities) assets are as follows:

	June 30,	June 30,
	2011	2010
	(In thousands)

Deferred tax assets:
Domestic net operating loss carryforwards	$8,899	$12,956
Foreign net operating loss carryforwards	70	51
Accruals and reserves	3,822	2,509
Write-down of investments	383	383
AMT tax credit	1,066	797
Research and development credit	3,391	2,531
Projects in progress	385	580

	18,016	19,807
Valuation allowance	(7,529)	(6,698)

	10,487	13,109
Deferred tax liabilities:
Depreciation	(5,100)	(3,133)
Intangible assets	(7,339)	(2,942)

Net deferred tax (liabilities) assets	$(1,952)	$7,034

For the year ended June 30, 2011, the Company’s deferred tax asset valuation allowance increased by approximately $831,000 primarily related to excess stock based compensation deduction for which no benefit has been provided. In addition, the Company recorded a deferred tax liability of $3,746,000 in connection with the acquisition of ComSource with an offsetting amount recorded to goodwill.

As of June 30, 2011, the deferred tax asset valuation allowance of approximately $7,529,000 relates to the following: federal and state net operating losses related to excess stock based compensation expense deductions of approximately $7,076,000; write-down of investments of approximately $383,000; and foreign net operating losses for which no benefit has been provided of approximately $70,000. If the remaining valuation allowance were to be reversed, approximately $7,076,000 would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee stock options and the remainder would reduce income tax expense.

As of June 30, 2011, the Company had federal net operating loss carryforwards of approximately $24,794,000 which will expire at various dates beginning in 2020 through 2026, if not utilized. The Company also had various tax credits of approximately $5,878,000 including approximately $4,812,000 for research and development tax credits expiring at various dates beginning in 2021 through 2024 and approximately $1,066,000 for alternative minimum tax credits which may be carried forward indefinitely. The Company’s state NOLs expire at various dates beginning in 2022.

Federal income and foreign withholding taxes have not been provided on approximately $2,689,000 of undistributed earnings of international subsidiaries at June 30, 2011. The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	Income Taxes (continued)

Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings. The Company has foreign net operating loss carryforwards of $272,000 which do not expire.

The reconciliation of tax provision (benefit) computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax income are as follows:

	Years Ended June 30,
	2011	2010	2009

U.S. Federal statutory rate	35%	35%	35%
Research and development credit	(6)	(21)	(9)
State and local taxes	2	8	—
Earn-out fair value adjustments	11	1	—
Foreign taxes	(4)	(3)	—
Other	2	3	1

	40%	23%	27%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	Years Ended
	June 30,	June 30,
	2011	2010

Balance at beginning of year	$1,085	$106
Additions based on tax positions taken	335	979

Balance at end of year	$1,420	$1,085

At June 30, 2011, the Company had a liability for unrecognized tax benefits of approximately $1,420,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of June 30, 2011, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company has identified the following jurisdictions as major jurisdictions: U.S. Federal, Maryland, New York and Virginia. The Company’s U.S. Federal and state jurisdictions remain open for the fiscal years ended 2008 through 2011.

14.	Segment Information

The Company operates through two business segments. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, Evosat and ComSource provides satellite communication services capabilities. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks.

The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	Segment Information (continued)

The following is the Company’s business segment information for the years ended June 30, 2011, 2010 and 2009 and as of June 30, 2011 and 2010:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Revenues:
Services	$191,147	$136,334	$81,685
Infrastructure solutions	85,649	92,851	89,122
Intercompany eliminations	(2,605)	(1,368)	(646)

Total revenues	$274,191	$227,817	$170,161

Income (loss) from operations:
Services	$21,896	$16,521	$9,881
Infrastructure solutions	(6,640)	(6,389)	(5,999)
Interest income	186	386	534
Interest expense	(410)	(284)	—
Intercompany eliminations	2	11	76

Income before income taxes	$15,034	$10,245	$4,492

Depreciation and amortization:
Services	$7,976	$5,631	$3,946
Infrastructure solutions	1,750	1,882	2,068
Intercompany eliminations	(23)	(34)	(46)

Total depreciation and amortization	$9,703	$7,479	$5,968

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Expenditures for fixed assets:
Services	$7,971	$7,973	$3,314
Infrastructure solutions	1,392	799	1,022

Total expenditures for fixed assets	$9,363	$8,772	$4,336

	June 30,	June 30,
	2011	2010
	(In thousands)

Assets:
Services	$203,127	$130,866
Infrastructure solutions	217,524	207,053
Intercompany eliminations	(126,040)	(97,209)

Total assets	$294,611	$240,710

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	Segment Information (continued)

At June 30, 2011, the Company had total foreign assets of approximately $15,757,000 including cash and cash equivalents of approximately $2,994,000 and long lived assets of approximately $2,678,000 located in the Netherlands, South Africa, British Virgin Islands, Afghanistan and Gibraltar, associated with its wholly-owned subsidiaries, Mach 6, C2C, Evocomm, Evosat and Melat.

15.	Significant Customers and Concentrations of Credit Risk

The Company provides services and provides infrastructure solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers’ financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company’s estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2011 and 2010, were approximately $2,064,000, and $1,988,000, respectively.

For the year ended June 30, 2011, one customer accounted for 19% of the Company’s consolidated revenues and for the years ended June 30, 2010 and 2009, one customer accounted for 12% of the Company’s consolidated revenues.

Revenues earned from services are attributed to the geographic location in which the services are being provided. Revenues earned from infrastructure solutions are attributed to the geographic location to which the equipment is shipped. Revenues attributed to the United States for the years ended June 30, 2011, 2010 and 2009 were 41%, 42% and 51%, respectively. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2011	2010	2009

Africa	6%	9%	6%
North and South America	3%	3%	4%
Asia	6%	6%	9%
Europe	8%	12%	6%
Middle East	36%	28%	24%

	59%	58%	49%

The Company places its cash and cash equivalents with high quality financial institutions. Approximately 90% and 92% of all cash and cash equivalents are held in one financial institution at June 30, 2011 and 2010, respectively. Cash and cash equivalents is in excess of Federal Deposit Insurance Company insurance limits.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	Commitments and Contingencies

Lease Commitments

The Company currently leases satellite space segment services, office and warehouse space, teleport services and other equipment under various operating leases, which expire in various years through 2017. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced.

Future minimum lease payments under non-cancelable operating leases with terms of one year or more consist of the following at June 30, 2011 (in thousands):

2012	$36,755
2013	14,894
2014	9,754
2015	6,886
2016	1,539
Thereafter	763

$70,591

Rent expense for satellite space segment services, office and warehouse space, teleport services, and other equipment was approximately $40,494,000, $30,428,000 and $21,091,000 for years ended June 30, 2011, 2010 and 2009, respectively.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	Quarterly Information (unaudited)

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2011.

	Three Months Ended,
	June 30,	Mar. 31,		Dec. 31,		Sept. 30,	June 30,		Mar. 31,	Dec. 31,	Sept. 30,
	2011	2011		2010		2010	2010		2010	2009	2009
	(In thousands, except per share data)

Statement of Operations Data:
Revenues from services	$52,541	$45,963		$47,264		$42,932	$39,600		$34,018	$33,570	$28,608
Revenues from infrastructure solutions	35,720	16,520		22,980		10,271	30,659		18,782	23,512	19,068

Total revenues	88,261	62,483		70,244		53,203	70,259		52,800	57,082	47,676

Costs and operating expenses:
Costs from services	35,561	31,691		33,718		30,359	28,517		24,822	25,483	20,602
Costs from infrastructure solutions	30,350	12,866		19,091		8,116	25,488		14,853	19,838	15,795
Selling and marketing	5,087	4,251		4,639		4,038	4,161		3,943	3,671	3,202
Research and development	1,572	723		910		1,099	1,069		760	762	751
General and administrative	9,505	7,547		6,875		6,111	6,748		6,478	5,216	5,515
Earn-out fair value adjustments	2,275	400		2,012		137	155		23	—	—

Total costs and operating expenses	84,350	57,478		67,245		49,860	66,138		50,879	54,970	45,865

Income from operations	3,911	5,005		2,999		3,343	4,121		1,921	2,112	1,811
Other income (expense):
Interest income	42	44		42		58	60		58	133	135
Interest expense	(192)	(69)		(70)		(79)	(79)		(27)	—	—

Income before income taxes	3,761	4,980		2,971		3,322	4,102		1,952	2,245	1,946
Provision for income taxes	1,603	1,992	(b)	1,262	(b)	1,189	87	(a)	707	844	705

Net income	$2,158	$2,988		$1,709		$2,133	$4,015		$1,245	$1,401	$1,241

Basic net income per common share	$0.10	$0.14		$0.08		$0.10	$0.19		$0.06	$0.07	$0.06

Diluted net income per common share	$0.10	$0.14		$0.08		$0.10	$0.19		$0.06	$0.07	$0.06

Weighted-average shares used in the calculation of basic net income per common share	21,642	21,442		21,218		21,032	20,842		20,601	20,437	20,363

Weighted-average shares used in the calculation of diluted net income per common share	22,459	22,104		21,827		21,543	21,318		21,030	20,840	20,788

(a)	In the fourth quarter of the year ended June 30, 2010, upon the completion of analysis, the Company recorded $1,454,000 for a non-recurring tax benefit which primarily relates to research and development tax credits for fiscal years 2006 through 2009.

(b)	In the second and third quarters of the year ended June 30, 2011, upon the completion of analysis, the Company recorded $335,000 and $323,000, respectively, for a non-recurring tax benefit which relates to research and development tax credits for fiscal years 2005 and 2010.

GLOBECOMM SYSTEMS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance at
	Beginning of					End of
Description	Period	Additions		Deductions		Period

Year ended June 30, 2011:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,988,000	$949,000		$(873,000	)(a)	$2,064,000
Valuation allowance on deferred tax assets	6,698,000	831,000	(b)	—		7,529,000

	$8,686,000	$1,780,000		$(873,000)		$9,593,000

Year ended June 30, 2010:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,043,000	$1,017,000		$(72,000	)(a)	$1,988,000
Valuation allowance on deferred tax assets	6,634,000	64,000	(b)	—		6,698,000

	$7,677,000	$1,081,000		$(72,000)		$8,686,000

Year ended June 30, 2009:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$834,000	$857,000		$(648,000	)(a)	$1,043,000
Valuation allowance on deferred tax assets	6,561,000	73,000	(b)	—		6,634,000

	$7,395,000	$930,000		$(648,000)		$7,677,000

(a)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

(b)	Increase in valuation allowance for net deferred tax assets.

S-1

Index of Exhibits

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001)
10.2	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.4	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.5	2006 Incentive Stock Plan. (incorporated by reference to Appendix A of the Registrant’s Definitive proxy on schedule 14A, filed with the Commission on October 13, 2006).
10.6	Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.7	Employment Agreement, dated as of June 30, 2008, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.8	Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.9	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.10	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.11	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.12	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Keith Hall and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.13	Credit Agreement, dated March 11, 2009, by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 11, 2009).
10.14	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.15	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).

Exhibit
No.

10.16	Acquisition Agreement, dated March 5, 2010, by and among the Registrant, Globecomm Holdings BV, Globecomm (BVI) Ltd and Carrier to Carrier Telecom Holdings Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.17	Asset Purchase Agreement, dated March 5, 2010, by and among the Registrant, Globecomm (BVI) Ltd, Carrier to Carrier Telecom Holdings Limited and Evocomm Communications Limited (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.18	Amendment No. 4 to Credit Agreement, dated May 28, 2010 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 28, 2010)
10.19	Agreement and Plan of Merger, dated as of April 8, 2011, by and among ComSource Inc., the Registrant, ComSource Merger Sub, Inc. and Jerald L. Cruce, as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated April 7, 2011).
10.20	Amendment No. 5 to Credit Agreement, dated April 7, 2011 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 7, 2011).
10.21	Employment Agreement, dated as of June 23, 2011, by and between Andrew Silberstein and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated June 23, 2011).
10.22	Credit Agreement, dated July 18, 2011 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 18, 2011).
10.23	Amended and Restated 2006 Stock Incentive Plan (filed herewith).
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).