Form 10-Q
period 2011-09-30
GLOBECOMM SYSTEMS INC
filed 2011-11-09
CIK 1031028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of November 7, 2011, there were 22,864,471 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBECOMM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	June 30,
	2011	2011

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,157	$47,964
Accounts receivable, net	53,981	59,335
Inventories	52,751	42,429
Prepaid expenses and other current assets	4,820	5,620
Deferred income taxes	528	1,642

Total current assets	158,237	156,990
Fixed assets, net	41,663	42,147
Goodwill	70,171	70,171
Intangibles, net	22,112	23,055
Other assets	2,257	2,248

Total assets	$294,440	$294,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,364	$31,403
Deferred revenues	13,543	13,649
Accrued payroll and related fringe benefits	5,778	6,412
Other accrued expenses	11,709	19,740
Current portion of long-term debt	6,100	6,100

Total current liabilities	71,494	77,304

Other liabilities	5,831	9,248
Long term debt	19,150	20,675
Deferred income taxes	3,948	3,594

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2011 and June 30, 2011	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 23,296,001 at September 30, 2011 and 22,927,635 at June 30, 2011	23	23
Additional paid-in capital	197,892	196,688
Accumulated deficit	(1,031)	(10,358)
Treasury stock, at cost, 465,351 shares at September 30, 2011 and June 30, 2011	(2,781)	(2,781)
Accumulated other comprehensive (loss) income	(86)	218

Total stockholders’ equity	194,017	183,790

Total liabilities and stockholders’ equity	$294,440	$294,611

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2011	2010

Revenues from services	$50,239	$42,932
Revenues from infrastructure solutions	20,731	10,271

Total revenues	70,970	53,203

Costs and operating expenses:

Costs from services	33,965	30,359
Costs from infrastructure solutions	18,122	8,116
Selling and marketing	4,593	4,038
Research and development	1,756	1,099
General and administrative	8,343	6,111
Earn-out fair value adjustments	(6,474)	137

Total costs and operating expenses	60,305	49,860

Income from operations	10,665	3,343

Interest income	55	58
Interest expense	(165)	(79)

Income before income taxes	10,555	3,322

Provision for income taxes	1,228	1,189

Net income	$9,327	$2,133

Basic net income per common share	$0.43	$0.10

Diluted net income per common share	$0.41	$0.10

Weighted-average shares used in the calculation of basic net income per common share	21,769	21,032

Weighted-average shares used in the calculation of diluted net income per common share	22,537	21,543

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance at June 30, 2011	22,928	$23	$196,688	$(10,358)	$218	465	$(2,781)	$183,790
Proceeds from exercise of stock options	58		344					344
Stock compensation expense			860					860
Grant of restricted shares	310
Comprehensive income:
Net income				9,327				9,327
Loss from foreign currency translation					(304)			(304)

Total comprehensive income								9,023

Balance at September 30, 2011	23,296	$23	$197,892	$(1,031)	$(86)	465	$(2,781)	$194,017

See accompanying notes.

GLOBECOMM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2011	2010
Operating Activities:
Net income	$9,327	$2,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,147	2,194
Provision for doubtful accounts	127	680
Deferred income taxes	1,468	1,102
Stock compensation expense	860	753
Earn-out fair value adjustments	(6,474)	137
Changes in operating assets and liabilities:
Accounts receivable	4,866	2,734
Inventories	(10,453)	(4,236)
Prepaid expenses and other current assets	702	323
Other assets	(44)	(124)
Accounts payable	3,335	(11,874)
Deferred revenues	(100)	987
Accrued payroll and related fringe benefits	(619)	(939)
Other accrued expenses	(392)	(503)
Other liabilities	96	69

Net cash provided by (used in) operating activities	5,846	(6,564)

Investing Activities:
Purchases of fixed assets	(1,725)	(2,737)
Cash payments for earn-outs	(4,500)	(586)

Net cash used in investing activities	(6,225)	(3,323)

Financing Activities:
Proceeds from exercise of stock options	344	75
Repayments of debt	(1,525)	(625)

Net cash used in financing activities	(1,181)	(550)

Effect of foreign currency translation on cash and cash equivalents	(247)	174

Net decrease in cash and cash equivalents	(1,807)	(10,263)
Cash and cash equivalents at beginning of period	47,964	42,863

Cash and cash equivalents at end of period	$46,157	$32,600

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$176	$83
Cash paid for income taxes	59	43
See accompanying notes.

GLOBECOMM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012, or for any future period.
     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2011 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”), Evosat SA Proprietary Ltd (“Evosat”) and ComSource Inc. (“ComSource”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Stock-Based Compensation
     Stock compensation expense was approximately $860,000 and $753,000 for the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $6,860,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of September 30, 2011, there was approximately $216,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.9 years.
Goodwill and Other Intangible Assets
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are not amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the three months ended September 30, 2011 that would indicate that goodwill and indefinite life intangible assets were impaired.
Comprehensive Income
     Comprehensive income for the three months ended September 30, 2011 and 2010 of approximately $9,023,000 and $2,377,000, respectively, includes an unrealized foreign currency translation (loss) gain of approximately ($304,000) and $244,000, respectively.
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
     Uncertainty in Tax Positions
     The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At September 30, 2011, the Company had a liability for unrecognized tax benefits of approximately $1,423,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of September 30, 2011, the Company had not accrued any amounts for the potential payment of penalties and interest.
     The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2008 through 2011 tax years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.
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
Recent Accounting Pronouncements
     In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial condition or results of operations.
     In September 2011, the FASB issued amended guidance related to Intangibles — Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial condition or results of operations.
2. Basic and Diluted Net Income Per Common Share
     Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2011 and 2010 excludes the effect of approximately 43,000 and 534,000 stock options, warrants and unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.
3. Inventories
     Inventories consist of the following:

	September 30,	June 30,
	2011	2011
	(Unaudited)

	(In thousands)
Raw materials and component parts	$1,415	$1,496
Work-in-progress	53,836	43,187

	55,251	44,683
Less progress payments	2,500	2,254

	$52,751	$42,429

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

4. Segment Information (continued)
     The following is the Company’s business segment information for the three months ended September 30, 2011 and 2010 and as of September 30, 2011 and June 30, 2011:

	Three Months Ended
	September 30,	September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Revenues:
Services	$51,465	$42,981
Infrastructure solutions	20,892	10,271
Intercompany eliminations	(1,387)	(49)

Total revenues	$70,970	$53,203

Income (loss) from operations:
Services	$13,452	$5,500
Infrastructure solutions	(2,789)	(2,152)
Interest income	55	58
Interest expense	(165)	(79)
Intercompany eliminations	2	(5)

Income before income taxes	$10,555	$3,322

Depreciation and amortization:
Services	$2,727	$1,755
Infrastructure solutions	420	445
Intercompany eliminations	—	(6)

Total depreciation and amortization	$3,147	$2,194

Expenditures for long-lived assets:
Services	$1,152	$2,256
Infrastructure solutions	573	481

Total expenditures for long-lived assets	$1,725	$2,737

	September 30,
	2011	June 30,
	(Unaudited)	2011

	(In thousands)
Assets:
Services	$228,393	$203,127
Infrastructure solutions	237,675	217,524
Intercompany eliminations	(171,628)	(126,040)

Total assets	$294,440	$294,611

5. Long-Term Debt
     Line of Credit
     On July 18, 2011, the Company entered into a new secured credit facility with Citibank which expires October 31, 2014. The credit facility is comprised of a $72.5 million line of credit (the “2011 Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. The Company is required to pay a commitment fee on the average daily unused portion of the total commitment based on the Company’s consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears starting September 30, 2011.
     At the discretion of the Company, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At September 30, 2011, the applicable margin on the LIBOR rate was 225 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at September 30, 2011. As of September 30, 2011, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan described below there were standby letters of credit of approximately $6.7 million, which were applied against and reduced the amounts available under the credit facility.
     As of September 30, 2011 debt consisted of the following (in thousands):

C2C Acquisition Loan	$8,750
ComSource Acquisition Loan	16,500

Total debt	25,250
Less current portion	6,100

Long term debt	$19,150

C2C Acquisition Loan
     The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the then-existing credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of September 30, 2011 was approximately 2.5% per annum. At September 30, 2011, $8,750,000 was outstanding of which $2,500,000 was due within one year.
ComSource Acquisition Loan
     The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of September 30, 2011 was approximately 2.5% per annum. At September 30, 2011, $16,500,000 was outstanding of which $3,600,000 was due within one year.
     Remaining future minimum payments under these agreements, excluding interest, for the next five fiscal years are expected to be as follows (in thousands):

2012	$4,575
2013	6,100
2014	6,100
2015	5,475
2016	3,000

6. Acquisitions
ComSource
     The Company entered into an Agreement and Plan of Merger effective as of April 8, 2011 with ComSource. Pursuant to the agreement, a newly-formed subsidiary of the Company merged with and into ComSource in exchange for an initial cash purchase price of $19.9 million, funded through $1.9 million of existing cash and $18.0 million through the ComSource Acquisition Loan. To the extent that working capital at the effective date was less or more than $400,000, there may be a post-closing adjustment to the purchase price.
     Former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing. The Company has estimated the fair value of the earn-out to be $10.1 million as of September 30, 2011. The Company recorded a $6.5 million gain (or $0.29 per diluted common share) and reduced the earn-out liability in the three months ended September 30, 2011 due to the unforeseen loss of funding on a program in September 2011 resulting in a reduction in forecasted results at ComSource for the earn-out period.
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
     The following unaudited pro forma information assumes that the acquisition of ComSource occurred on July 1, 2010, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense on the ComSource Acquisition Loan, decreased interest income due to use of cash to partially fund the acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the date indicated or of the results that may occur in the future:

Three months
ended September
30, 2010
(in thousands,
except per share
data)
Revenues	$56,859

Net income	$2,209

Basic net income per common share	$0.11

Diluted net income per common share	$0.10

C2C and Evocomm
     In July 2011, the Company paid $4.5 million to the former shareholders of C2C and Evocomm based on a settlement agreement reached in June 2011 with respect to the final earn-out period. At September 30, 2011, there was no liability remaining for the earn-out related to the acquisition of C2C and Evocomm.

7. Goodwill and Intangibles
     Intangibles subject to amortization consisted of the following:

	September 30,
	2011 (unaudited)	June 30, 2011	Est. useful life
	(In thousands)
Customer relationships	$24,879	$24,879	8-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,471	2,471	6 months-2 years
Covenant not to compete	125	125	3-4 years
Trademark	382	382	5 years

	29,144	29,144
Less accumulated amortization	7,032	6,089

Intangibles, net	$22,112	$23,055

     Amortization expense of approximately $1,061,000 and $506,000 was included in general and administrative expenses in the three months ended September 30, 2011, and 2010, respectively.
     Total remaining amortization expense for the following five fiscal years related to these intangible assets is expected to be as follows (in thousands):

2012	$2,583
2013	2,896
2014	2,871
2015	2,578
2016	2,228
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
     There were no transfers in or out of the Level 1 and 2 in the three months ended September 30, 2011.
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

     The book value of the Company’s debt of $25,250,000 approximates fair value based upon its variable interest rate.
     The following table sets forth the changes in fair value measurements attributable to the earn-out accruals classified as Level 3 liabilities during the three months ended September 30, 2011 (in thousands):

Balance at June 30, 2011	$16,574
Fair value adjustments	(6,474)

Balance at September 30, 2011	10,100
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and significant revenues relating to Afghanistan, the impact on our customers or potential customers for infrastructure projects from the current worldwide economic downturn and government budgetary uncertainties. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Our business is also characterized by large projects which can cause significant impacts on our results of operations.
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
     The services and products we offer include: pre-engineered products, systems design and integration services, access, hosted, and lifecycle support services. To provide these services and products, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises and media and content broadcasters.
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
     In the three months ended September 30, 2011, 15% and 20% of our consolidated revenues were derived from Commander U.S. Army CECOM and Northrop, respectively. The U.S. Government’s prime contract with Northrop, under which we served as a subcontractor, will expire in February 2012 and will be replaced with a prime contract under which we will be providing similar services as a subcontractor to another subcontractor. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.
     As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the years ended June 30, 2011, 2010 and 2009. We are also experiencing a shift in our infrastructure business from numerous smaller orders to ones that are larger and include various milestones which affect revenue recognition. This may result in more significant quarter-to-quarter shifts in revenues from this segment in the future. We expect an increase in revenues from this segment in the fiscal 2012 as a result of this shift, although these larger contracts often carry lower gross margins.
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
Goodwill and Other Intangible Assets Impairment
     Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the three months ended September 30, 2011 that would indicate that the goodwill and indefinite life intangible assets were impaired.

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
     At September 30, 2011 and June 30, 2011 we had a liability for unrecognized tax benefits of approximately $1,423,000 which if recognized in the future, would favorably impact our effective tax rate.
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
     As of September 30, 2011, there was approximately $6,860,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of September 30, 2011, there was approximately $216,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.9 years.
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

Valuation of contingent consideration
     We maintain a liability for contingent consideration related to potential earn-out payments to the former shareholders of ComSource if certain milestones are met. These amounts are estimated based on a number of factors including likelihood of meeting those milestones based on forecasted results. We review these estimates and updated forecasts on a quarterly basis and record adjustments as required. In the three months ended September 30, 2011 we recorded a gain of approximately $6,474,000 in operating results due to the decrease in the forecasted results at ComSource for the earn-out period due to unforeseen loss of funding on a program in September 2011 resulting in a reduction in the estimated earn-out liability.
Recent Accounting Pronouncements
     In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial condition or results of operations.
     In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe that this guidance will have a material impact on our consolidated financial condition or results of operations.
Results of Operations
Three Months Ended September 30, 2011 and 2010
     Our consolidated results of operations for the three months ended September 30, 2011 include the results of ComSource. This acquisition took place on April 8, 2011 and was not included in the corresponding period in fiscal 2011.
     Revenues from Services. Revenues from services increased by $7.3 million, or 17.0%, to $50.2 million for the three months ended September 30, 2011 from $42.9 million for the three months ended September 30, 2010. The increase in revenues was primarily due to an increase in our access service offering primarily in the government marketplace, along with $4.2 million of revenue from ComSource.
     Revenues from Infrastructure Solutions. Revenues from infrastructure solutions increased by $10.5 million, or 101.8%, to $20.7 million for the three months ended September 30, 2011 from $10.3 million for the three months ended September 30, 2010. The increase in revenues was primarily driven by timing of revenue milestones reached in the three months ended September 30, 2011. These milestones reached were on a program with lower than normal margin. The Company expects a significant portion of previously delayed shipments on a project that carries lower than normal margin to be made in the current fiscal year. Additionally, the Company also expects a significant amount of revenues under another large contract with lower than normal margins, due primarily to the competitive climate, to be shipped in the current fiscal year. Due to the current global economic conditions it is currently difficult to assess future revenue levels in our infrastructure segment.
     Costs from Services. Costs from services increased by $3.6 million, or 11.9%, to $34.0 million for the three months ended September 30, 2011, from $30.4 million for the three months ended September 30, 2010. Gross margin for services increased to 32.4% for the three months ended September 30, 2011, compared to 29.3% for the three months ended September 30, 2010. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

     Costs from Infrastructure Solutions. Costs from infrastructure solutions increased by $10.0 million, or 123.3%, to $18.1 million for the three months ended September 30, 2011 from $8.1 million for the three months ended September 30, 2010. The gross margin from infrastructure solutions decreased to 12.6% for the three months ended September 30, 2011 compared to 21.0% for the three months ended September 30, 2010. The decrease in gross margin was mainly attributable to sales with a lower than normal margin in the three months ended September 30, 2011. The Company expects a significant amount of revenues under a large contract with lower than normal margins, due primarily to the competitive climate, to be shipped in the current fiscal year. Additionally, the Company expects a significant portion of previously delayed shipments on a project that carries lower than normal margin to be made in the current fiscal year.
     Selling and Marketing. Selling and marketing expenses increased by $0.6 million, or 13.7%, to $4.6 million for the three months ended September 30, 2011 from $4.0 million for the three months ended September 30, 2010. The increase was a result of increased proposal activity and marketing efforts in infrastructure and an increase in head count, and marketing expenses of $0.1 million incurred by ComSource.
     Research and Development. Research and development expenses increased by $0.7 million, or 59.8%, to $1.8 million for the three months ended September 30, 2011 from $1.1 million for the three months ended September 30, 2010. The increase was principally due to costs associated with the Tempo Enterprise Media Platform and infrastructure program related development.
     General and Administrative. General and administrative expenses increased by $2.2 million, or 36.5%, to $8.3 million for the three months ended September 30, 2011 from $6.1 million for the three months ended September 30, 2010. The increase was a result of $1.4 million of general and administrative expenses incurred at ComSource (inclusive of $0.6 million of amortization of intangibles related to this acquisitions) along with an increase in headcount and stock compensation expense.
     Earn-out Fair Value Adjustments. The decrease in earn-out fair value adjustment is due to the reduction in the estimated earn-out accrual of $6.5 million related to the acquisition of ComSource on April 8, 2011. The forecasted results at ComSource for the earn-out period have decreased due to the unforeseen loss of funding on a program which resulted in a reduction in the estimated earn-out liability based on achievement of lower targets.
     Interest Income. Interest income remained consistent at 0.1 million.
     Interest Expense. Interest expense increased by $0.1 million, as a result of the issuance of debt on April 8, 2011 related to the acquisition of ComSource.
     Provision for Income Taxes. Provision for income taxes remained consistent at $1.2 million. The effective tax rate decreased to 12% from 36% due to the earn-out fair value adjustment which is not tax affected.
Liquidity and Capital Resources
     At September 30, 2011, we had working capital of $86.7 million, including net accounts receivable of $54.0 million, inventories of $52.8 million, cash and cash equivalents of $46.2 million, prepaid expenses and other current assets of $4.8 million and current deferred income taxes of $0.5 million, offset by $34.4 million in accounts payable, $11.7 million in accrued expenses, $13.5 million in deferred revenues, $6.1 million in current portion of long term debt, and $5.8 million in accrued payroll and related fringe benefits.
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

     Net cash provided by operating activities during the three months ended September 30, 2011 was $5.8 million, which primarily related to net income of $9.3 million, a decrease in accounts receivable of $4.9 million due to the timing of billings and collections from customers, an increase in accounts payable of $3.3 million due to the timing of inventory purchases and payments to vendors, a non-cash item representing depreciation and amortization expense of $3.1 million primarily related to depreciation expense on the network operations center and satellite earth station equipment and amortization expense related to the acquisitions, a decrease in deferred income taxes of $1.5 million due to the income generated in the period, and non-cash stock compensation expense of $0.9 million, partially offset by an increase in inventory of $10.5 million due to timing of shipments and purchases of equipment for milestones to be reached in future periods and non-cash earn-out fair value adjustment of $6.5 million.
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
     Net cash used in investing activities during the three months ended September 30, 2011 was $6.2 million, which related to the cash portion of the payment for the C2C earn-out of $4.5 million and the purchase of network operations center and teleport assets of $1.7 million.
     Net cash used in investing activities during the three months ended September 30, 2010 was $3.3 million, which related to the purchase of network operations center and teleport assets of $2.7 million and the cash portion of the payment for the Telaurus earn-out of approximately $0.6 million.
     Net cash used in financing activities during the three months ended September 30, 2011 was $1.2 million, which primarily related to repayment of long-term debt of $1.5 million partially offset by $0.3 million of proceeds from the exercise of stock options.
     Net cash used in financing activities during the three months ended September 30, 2010 was $0.5 million, which primarily related to repayment of long-term debt of $0.6 million partially offset by $0.1 million of proceeds from the exercise of stock options.
     On July 18, 2011, we entered into a new secured credit facility with Citibank which expires October 31, 2014. The credit facility is comprised of a $72.5 million line of credit (the “2011 Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. We are required to pay a commitment fee on the average daily unused portion of the total commitment based on our consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears starting September 30, 2011.
     We lease satellite space segment services, property and other equipment under various operating lease agreements, which expire in various years through the fiscal year ending June 30, 2017. Future minimum lease payments due on these leases through September 30, 2012 are approximately $37.2 million.

     At September 30, 2011, we had contractual obligations and other commercial commitments as follows (in thousands):

Contractual Obligations	Payments Due by Period
					More
		Less than 1	1-3	4-5	than 5
	Total	year	years	years	years
Operating leases	$66,892	$37,212	$22,903	$6,359	$418
Long-term debt	25,250	6,100	12,200	6,950	—

Total contractual obligations	$92,142	$43,312	$35,103	$13,309	$418

		Amount of Commitment Expiration Per Period
	Total				More
	Amounts	Less than 1	1-3	4-5	Than 5
Other Commercial Commitments	Committed	year	years	years	years
Standby letters of credit	$6,690	$4,814	$1,876	$—	$—

Total commercial commitments	$6,690	$4,814	$1,876	$—	$—

     Our tax liability for uncertain tax positions was approximately $1.4 million at September 30, 2011. Until formal resolutions are reached between us and the tax authorities, the timing and amount of possible audit settlements for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.
     As part of the acquisition of ComSource, the former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing. The Company has estimated the fair value of the earn-out to be $10.1 million as of September 30, 2011.
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
     Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2012. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.
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
     Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of $33,000 in the three months ended September 30, 2011.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
     During the past several years, as a consequence of the worldwide financial and economic crisis and business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three months ended September 30, 2011 and the year ended June 30, 2011, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past. Moreover, the profit margins on future bookings could be compressed due to competitive pressures. The growth of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.
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
     We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the three months ended September 30, 2011, we derived 15% and 20% of our revenues from Commander U.S. Army CECOM and our work as a subcontractor from Northrop, respectively, which has a prime contract with the U.S. Government. The contract between Northrop and the U.S. Government will expire in February 2012 and a follow on project was awarded to another contractor. We have contracted with a subcontractor under the new program, to provide services similar to those provided to Northrop. This subcontract is expected to continue to be material to our results of operations. Further, at June 30, 2011, $94.3 million, or approximately 40.7%, of our backlog represented contracts with three customers, including Northrop. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.
We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn in this marketplace would adversely affect us.
     In the three months ended September 30, 2011, we derived 59% of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

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
     Future revenues and results of operations of our services business are dependent on the development of the market for their current and future services. In the three months ended September 30, 2011, services revenues were 71% of total revenue, compared to 81% for the three months ended September 30, 2010. In fiscal 2011, services revenues increased to 69% of total revenues compared to 60% and 48% in fiscal 2010 and 2009, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.
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
     From October 1, 2010 through September 30, 2011, our stock price ranged from a low of $7.86 per share to a high of $16.43 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None
Item 6. Exhibits
Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K dated September 28, 1998 (Reg. No. 000-22839) (the “Annual Report”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.3 to the Annual Report, and hereby incorporated by reference.

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)
Date: November 9, 2011	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ ANDREW C. MELFI
Andrew C. Melfi
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:
Exhibit No.
31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).