Form 10-Q
period 2011-12-31
GLOBECOMM SYSTEMS INC
filed 2012-02-09
CIK 1031028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK	ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 6, 2012, there were 22,947,867 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,368	$47,964
Accounts receivable, net	68,859	59,335
Inventories	49,552	42,429
Prepaid expenses and other current assets	6,064	5,620
Deferred income taxes	—	1,642

Total current assets	174,843	156,990

Fixed assets, net	43,003	42,147
Goodwill	70,171	70,171
Intangibles, net	21,130	23,055
Other assets	2,028	2,248

Total assets	$311,175	$294,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,065	$31,403
Deferred revenues	16,874	13,649
Accrued payroll and related fringe benefits	5,887	6,412
Other accrued expenses	9,537	19,740
Current portion of long term debt	6,100	6,100

Total current liabilities	79,463	77,304

Other liabilities	4,132	9,248
Long term debt	17,625	20,675
Deferred income taxes	5,634	3,594

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2011 and June 30, 2011	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 23,371,982 at December 31, 2011 and 22,927,635 at June 30, 2011	23	23
Additional paid-in capital	199,069	196,688
Retained earnings (deficit)	8,219	(10,358)
Treasury stock, at cost, 465,351 shares at December 31, 2011 and June 30, 2011	(2,781)	(2,781)
Accumulated other comprehensive (loss) income	(209)	218

Total stockholders’ equity	204,321	183,790

Total liabilities and stockholders’ equity	$311,175	$294,611

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Revenues from services	$54,652	$47,264	$104,891	$90,196
Revenues from infrastructure solutions	40,538	22,980	61,269	33,251

Total revenues	95,190	70,244	166,160	123,447

Costs and operating expenses:
Costs from services	35,821	33,718	69,786	64,077
Costs from infrastructure solutions	36,370	19,091	54,492	27,207
Selling and marketing	4,855	4,639	9,448	8,677
Research and development	1,748	910	3,504	2,009
General and administrative	8,391	6,875	16,734	12,986
Earn-out fair value adjustments	(4,100)	2,012	(10,574)	2,149

Total costs and operating expenses	83,085	67,245	143,390	117,105

Income from operations	12,105	2,999	22,770	6,342

Interest income	57	42	112	100
Interest expense	(157)	(70)	(322)	(149)

Income before income taxes	12,005	2,971	22,560	6,293

Provision for income taxes	2,755	1,262	3,983	2,451

Net income	$9,250	$1,709	$18,577	$3,842

Basic net income per common share	$0.42	$0.08	$0.85	$0.18

Diluted net income per common share	$0.41	$0.08	$0.82	$0.18

Weighted-average shares used in the calculation of basic net income per common share	22,038	21,218	21,903	21,126

Weighted-average shares used in the calculation of diluted net income per common share	22,656	21,827	22,594	21,689

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(In thousands)

(Unaudited)

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
Balance at June 30, 2011	22,928	$23	$196,688	$(10,358)	$218	465	$(2,781)	$183,790
Proceeds from exercise of stock options	116		616					616
Stock compensation expense			1,765					1,765
Grant of restricted shares	328
Comprehensive income:
Net income				18,577				18,577
Loss from foreign currency translation					(427)			(427)

Total comprehensive income								18,150

Balance at December 31, 2011	23,372	$23	$199,069	$8,219	$(209)	465	$(2,781)	$204,321

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2011	December 31, 2010
Operating Activities:
Net income	$18,577	$3,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,196	4,327
Provision for doubtful accounts	168	81
Deferred income taxes	3,688	2,191
Stock compensation expense	1,765	1,716
Tax benefit from stock compensation plan	—	4
Earn-out fair value adjustments	(10,574)	2,149
Changes in operating assets and liabilities:
Accounts receivable	(11,506)	(7,037)
Inventories	(7,290)	(5,450)
Prepaid expenses and other current assets	(592)	(1,621)
Other assets	166	(154)
Accounts payable	11,151	2,551
Deferred revenue	3,329	2,206
Accrued payroll and related fringe benefits	(501)	(1,465)
Other accrued expenses	(74)	(84)
Other liabilities	96	19

Net cash provided by operating activities	14,599	3,275

Investing Activities:
Purchases of fixed assets	(5,137)	(5,332)
Cash payment for earn-outs	(4,500)	(586)

Net cash used in investing activities	(9,637)	(5,918)

Financing Activities:
Proceeds from exercise of stock options	616	921
Repayments of debt	(3,050)	(1,250)

Net cash used in financing activities	(2,434)	(329)

Effect of foreign currency translation on cash and cash equivalents	(124)	189

Net increase (decrease) in cash and cash equivalents	2,404	(2,783)
Cash and cash equivalents at beginning of period	47,964	42,863

Cash and cash equivalents at end of period	$50,368	$40,080

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$331	$153
Cash paid for income taxes	250	312

See accompanying notes.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2011 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Globecomm Systems Inc. and its direct and indirect wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”), Evosat SA Proprietary Ltd (“Evosat”) and ComSource Inc. (“ComSource”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company enters into multiple-element arrangements with its customers including hardware, engineering solutions, professional services and maintenance services. For arrangements involving multiple deliverables, the Company evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on whether the delivered item has value to the customer on a stand-alone basis. Consideration is allocated to each deliverable based on the item’s relative selling price. The Company uses a hierarchy to determine the selling price to be used to allocate revenue to each deliverable as follows: (i) vendor-specific objective evidence of the selling price; (ii) third party evidence of selling price; and (iii) best estimate of selling price.

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

Stock-Based Compensation

Stock compensation expense was approximately $905,000 and $1,765,000 for the three and six months ended December 31, 2011, respectively. Stock compensation expense was approximately $963,000 and $1,716,000 for the three and six months ended December 31, 2010, respectively. As of December 31, 2011, there was approximately $193,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2011, there was approximately $5,987,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.1 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are not amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the six months ended December 31, 2011 that would indicate that goodwill and indefinite life intangible assets were impaired.

Comprehensive Income

Comprehensive income for the three and six months ended December 31, 2011 of approximately $9,127,000 and $18,150,000, respectively, includes an unrealized foreign currency translation loss of approximately $(123,000) and $(427,000), respectively. Comprehensive income for the three and six months ended December 31, 2010 of approximately $1,951,000 and $4,328,000 includes a foreign currency translation gain of approximately $242,000 and $486,000, respectively.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At December 31, 2011, the Company had a liability for unrecognized tax benefits of approximately $1,430,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of December 31, 2011, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2008 through 2011 fiscal years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

2. Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2011 excludes the effect of approximately 73,000 stock options and restricted shares in the calculation of the incremental common shares, as their effect would have been anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2010 excludes the effect of approximately 365,000 and 459,000 stock options, restricted shares and warrants in the calculation of the incremental common shares, as their effect would have been anti-dilutive.

3. Inventories

Inventories consist of the following:

	December 31, 2011	June 30, 2011
	(Unaudited)
	(In thousands)
Raw materials and component parts	$2,361	$1,496
Work-in-progress	50,137	43,187

	52,498	44,683
Less progress payments	2,946	2,254

	$49,552	$42,429

4. Segment Information

The Company operates through two business segments. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, Evosat and ComSource, provides satellite communication services capabilities. Its infrastructure solutions segment, through Globecomm Systems Inc., is engaged in the design, assembly and installation of ground segment systems and networks.

The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products.

The following is the Company’s business segment information for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Unaudited) (In thousands)
Revenues:
Services	$57,821	$47,313	$109,285	$90,294
Infrastructure solutions	40,587	23,138	61,480	33,409
Intercompany eliminations	(3,218)	(207)	(4,605)	(256)

Total revenues	$95,190	$70,244	$166,160	$123,447

Income (loss) from operations:
Services(1)	$13,740	$4,345	$27,192	$9,844
Infrastructure solutions	(1,545)	(1,338)	(4,335)	(3,490)
Interest income	57	42	112	100
Interest expense	(157)	(70)	(322)	(149)
Intercompany eliminations	(90)	(8)	(87)	(12)

Income before income taxes	$12,005	$2,971	$22,560	$6,293

Depreciation and amortization:
Services	$2,615	$1,708	$5,342	$3,463
Infrastructure solutions	434	430	854	875
Intercompany eliminations	—	(5)	—	(11)

Total depreciation and amortization	$3,049	$2,133	$6,196	$4,327

Expenditures for long-lived assets:
Services	$2,100	$2,378	$3,252	$5,073
Infrastructure solutions	1,312	217	1,885	259

Total expenditures for long-lived assets	$3,412	$2,595	$5,137	$5,332

(1)	The three and six months ended December 31, 2011 includes gains recorded for fair value adjustments of $4.1 million and $10.6 million, respectively. The three and six months ended December 31, 2010 includes expense recorded for fair value adjustments of $2.0 million and $2.1 million, respectively.

5. Long Term Debt

Line of Credit

On July 18, 2011, the Company entered into a new secured credit facility with Citibank, N.A. which expires October 31, 2014. The credit facility is comprised of a $72.5 million line of credit (the “2011 Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. The Company is required to pay a commitment fee on the average daily unused portion of the total commitment based on the Company’s consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears starting September 30, 2011.

At the discretion of the Company, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At December 31, 2011, the applicable margin on the LIBOR rate was 225 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at December 31, 2011. As of December 31, 2011, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan, each described below, there were standby letters of credit of approximately $5.2 million, which were applied against and reduced the amounts available under the credit facility.

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the Company’s then-existing credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of December 31, 2011 was approximately 2.5% per annum. At December 31, 2011, $8,125,000 was outstanding of which $2,500,000 was due within one year.

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of December 31, 2011 was approximately 2.5% per annum. At December 31, 2011, $15,600,000 was outstanding of which $3,600,000 was due within one year.

As of December 31, 2011 debt consisted of the following (in thousands):

C2C Acquisition Loan	$8,125
ComSource Acquisition Loan	15,600

Total debt	23,725
Less current portion	6,100

Long term debt	$17,625

Remaining future minimum payments under these agreements, excluding interest, for the next five fiscal years are expected to be as follows (in thousands):

2012	$3,050
2013	6,100
2014	6,100
2015	5,475
2016	3,000

6. Acquisitions

ComSource

The Company entered into an Agreement and Plan of Merger effective as of April 8, 2011 with ComSource. Pursuant to the agreement, a newly-formed subsidiary of the Company merged with and into ComSource in exchange for an initial cash purchase price of $19.9 million, funded through $1.9 million of existing cash and $18.0 million through the ComSource Acquisition Loan. To the extent that working capital at the effective date was less or more than $400,000, there will be a post-closing adjustment to the purchase price.

Former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing. The liability related to the earn-out was estimated by the Company to be $6.0 million and $16.6 million as of December 31, 2011 and June 30, 2011, respectively. The Company recorded a $4.1 million gain (or $0.18 per diluted common share) and a $10.6 million gain (or $0.47 per diluted common share) in the three and six months ended December 31, 2011, respectively, and reduced the earn-out liability. The unforeseen loss of funding on a program in September 2011 resulted in the fair value adjustment recorded in the three months ended September 30, 2011. A reduction in the forecasted results due to delays in funding of new programs resulted in the fair value adjustment in the three months ended December 31, 2011.

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

	Three months ended December 31, 2011	Six months ended December 31, 2011
	(in thousands, except per share data)
Revenues	$74,332	$131,191

Net income	$1,729	$3,937

Basic net income per common share	$0.08	$0.19

Diluted net income per common share	$0.08	$0.18

C2C and Evocomm

In July 2011, the Company paid $4.5 million to the former shareholders of C2C and Evocomm based on a settlement agreement reached in June 2011 with respect to the final earn-out period. At December 31, 2011, there was no liability remaining for the earn-out related to the acquisition of C2C and Evocomm.

7. Goodwill and Intangibles

Intangibles subject to amortization consisted of the following:

	December 31, 2011	June 30, 2011	Est. useful life
	(In thousands)
Customer relationships	$24,879	$24,879	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,471	2,471	6 months-2 years
Covenant not to compete	125	125	3-4 years
Trademark	382	382	5 years

	29,144	29,144
Less accumulated amortization	8,014	6,089

Intangibles, net	$21,130	$23,055

Amortization expense of approximately $1,061,000 and $2,122,000 was included in general and administrative expenses in the three and six months ended December 31, 2011, respectively. Amortization expense of $511,000 and $1,017,000 was included in general and administrative expenses in the three and six months ended December 31, 2010, respectively.

Remaining amortization expense for the following five fiscal years related to these intangible assets is expected to be as follows (in thousands):

2012	$1,522
2013	2,896
2014	2,871
2015	2,578
2016	2,228

8. Fair Value Measurements

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy. The levels of fair value hierarchy are as follows:

Level 1–Quoted prices in active markets for identical assets or liabilities.

Level 2–Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

Level 3–Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

ASC 820 – Fair Value Measurements and Disclosures requires the use of observable market inputs (quoted market prices) when measuring fair value and requires Level 1 quoted price to be used to measure fair value whenever possible.

Foreign currency forward exchange contracts are classified within Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

There were no transfers in or out of the Level 1 and 2 in the six months ended December 31, 2011.

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

The book value of the Company’s debt of $23,725,000 approximates fair value based upon its variable interest rate.

The fair value of the earn-out accruals is determined using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis was performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook and are classified within Level 3 of the valuation hierarchy. The following table sets forth the changes in fair value measurements attributable to the earn-out accruals during the six months ended December 31, 2011 (in thousands):

Balance at June 30, 2011	$16,574
Fair value adjustments	(10,574)

Balance at December 31, 2011	$6,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the

Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and significant revenues relating to Afghanistan, and the impact on our customers or potential customers for infrastructure projects from the current worldwide economic downturn and government budgetary uncertainties. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Our business is also characterized by large projects which can cause significant impacts on our results of operations.

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

As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the six months ended December 31, 2011 and in the years ended June 30, 2011, 2010 and 2009. We are also experiencing a shift in our infrastructure business from numerous smaller orders to ones that are larger and include various milestones which affect revenue recognition. This may result in more significant quarter-to-quarter shifts in revenues from this segment in the future. We experienced a significant increase in revenues from this segment in the fiscal 2012 as a result of this shift, although these larger contracts often carry lower gross margins, which are reflected in our second quarter results.

In the three months ended December 31, 2011, 18% and 15% of our revenues were derived from services rendered to the US Army CECOM and Northrop Grumman Information Technologies Inc. (“Northrop”), respectively. In the six months ended December 31, 2011, 17% of our revenues were derived from services rendered to each of Northrop and US Army CECOM. The multi-year, $74 million agreement with US Army CECOM (“Contract A”) is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. The U.S. Government’s prime contract with Northrop, under which we served as a subcontractor and with respect to which our profit margin has been significantly above our norm, will expire in February 2012. We have entered into a service contact, with an initial term ending December 31, 2013, with the subcontractor under the U.S. Government’s contract with Northrop’s successor for the next phase of this program, and under which we expect to continue to provide similar services, albeit at a somewhat lower profit margin. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

In a majority of cases, revenues related to contracts for infrastructure solutions and services have been fixed-price contracts. The profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any single contract could have a material adverse effect on our business, financial condition and results of operations. In the three and six months ended December 31, 2011, we recorded a charge of $1.1 million for additional costs incurred on a fixed-price contract in the infrastructure segment (“Contract B”). The additional costs were due in large part to difficulties related to unexpected substantial costs associated with engineering and production issues. The revenues associated with Contract B are expected to be recognized toward the end of fiscal 2012 and in fiscal 2013 and will have no profit margin associated with it, which has negatively impacted our gross margin percentage in the three and six months ended December 31, 2011 and which will negatively impact our gross margin percentage in the remainder of fiscal 2012 and fiscal 2013 as milestones are reached.

While our cash provided by operating activities has improved and reflects more normalized results in the six months ended December 31, 2011, our cash provided by operating activities was negatively impacted in fiscal years ended June 30, 2011 and 2010 due to the increase in inventories and the payment of accounts payable. This increase was the result of inventory purchases related to Contract B, which is now expected to be shipped in later in fiscal 2012 and 2013. We have not recognized certain revenues from this contract as a result of not yet achieving certain contract milestones. As we recognize revenues from Contract B in the future, our cash provided by operating activities is expected to continue to normalize and significantly improve. However, due in large part to engineering and production issues in connection therewith, no margin is being generated under Contract B, which has negatively impacted our gross margin percentage in the three and six months ended December 31, 2011 and which will negatively impact our gross margin percentage in the remainder of fiscal 2012 and fiscal 2013 as milestones are reached.

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

Revenue Recognition—Infrastructure Solutions

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

The Company enters into multiple-element arrangements with its customers including hardware, engineering solutions, professional services and maintenance services. For arrangements involving multiple deliverables, the Company evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on whether the delivered item has value to the customer on a stand-alone basis. Consideration is allocated to each deliverable based on the item’s relative selling price. The Company uses a hierarchy to determine the selling price to be used to allocate revenue to each deliverable as follows: (i) vendor-specific objective evidence of the selling price; (ii) third party evidence of selling price; and (iii) best estimate of selling price.

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

Goodwill and Other Intangible Assets Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the six months ended December 31, 2011 that would indicate that the goodwill and indefinite life intangible assets were impaired.

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

At December 31, 2011 and June 30, 2011 we had a liability for unrecognized tax benefits of approximately $1,430,000 and $1,423,000, respectively, which if recognized in the future, would favorably impact our effective tax rate.

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

As of December 31, 2011, there was approximately $193,000 of unrecognized compensation cost related to unvested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2011, there was approximately $5,987,000 of unrecognized compensation cost related to unvested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 2.1 years.

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

Valuation of contingent consideration

We maintain a liability for contingent consideration related to potential earn-out payments to the former shareholders of ComSource if certain milestones are met. These amounts are estimated based on a number of factors, including likelihood of meeting those milestones based on forecasted results. We review these estimates and updated forecasts on a quarterly basis and record adjustments as required. In the three and six months ended December 31, 2011, we recorded a gain of approximately $4,100,000 and $10,574,000, respectively, in operating results due to fair value adjustments on the earn-out liability related to ComSource acquisition. The unforeseen loss of funding on a program in September 2011 resulted in the fair value adjustment recorded in the three months ended September 30, 2011. A reduction in the forecasted results due to delays in funding of new programs resulted in the fair value adjustment in the three months ended December 31, 2011.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial condition or results of operations.

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

Results of Operations

Three and Six Months Ended December 31, 2011 and 2010

Our consolidated results of operations for the three and six months ended December 31, 2011 include the results of ComSource. This acquisition took place on April 8, 2011 and was not included in the corresponding period in fiscal 2011.

Revenues from Services. Revenues increased by $7.4 million, or 15.6%, to $54.7 million for the three months ended December 31, 2011 and increased by $14.7 million, or 16.3%, to $104.9 million for the six months ended December 31, 2011, compared to $47.3 million and $90.2 million for the three and six months ended December 31, 2010, respectively. The increase in revenues included $6.4 million and $10.6 million of revenue from ComSource in the three and six months ended December 31, 2011, respectively, along with an increase in our access service offering primarily in the government marketplace.

Revenues from Infrastructure Solutions. Revenues increased by $17.6 million, or 76.4%, to $40.5 million for the three months ended December 31, 2011 and increased by $28.0 million, or 84.3%, to $61.3 million for the six months ended December 31, 2011, compared to $23.0 million and $33.3 million for the three and six months ended December 31, 2010, respectively. The increase in revenues was primarily driven by the achievement of revenue milestones in the three and six months ended December 31, 2011 under Contact A, a program with lower than normal margin, due primarily to the competitive climate. We expect a significant amount of revenues to be recognized under Contact A in the current and next fiscal years. Due to the current global economic conditions it is difficult to currently assess future revenue levels or gross margin in our infrastructure segment.

Costs from Services. Costs from services increased by $2.1 million, or 6.2%, to $35.8 million for the three months ended December 31, 2011 and increased by $5.7 million, or 8.9%, to $69.8 million for the six months ended December 31, 2011, compared to $33.7 million and $64.1 million for the three and six months ended December 31, 2010, respectively. Gross margin increased to 34.5% of revenues for the three months ended December 31, 2011 and increased to 33.5% of revenues for the six months ended December 31, 2011, compared to 28.7% and 29.0% for the three and six months ended December 31, 2010, respectively. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. We expect that our gross margins may be somewhat reduced for the balance of fiscal 2012 as a result of the expiration of our contract with Northrop. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions. Costs from infrastructure solutions increased by $17.3 million, or 90.5%, to $36.4 million for the three months ended December 31, 2011 and increased by $27.3 million, or 100.3%, to $54.5 million for the six months ended December 31, 2011, compared to $19.1 million and $27.2 million for the three and six months ended December 31, 2010, respectively. The gross margin decreased to 10.3% in the three months ended December 31, 2011 and decreased to 11.1% for the six months ended December 31, 2011, compared to 16.9% and 18.2% for the three and six months ended December 31, 2010, respectively. The decrease in gross margin was mainly attributable to significant revenue from Contract A, which has lower than normal margin along with a margin reduction on Contract B in the three and six months ended December 31, 2011. The Company expects a significant amount of revenues under Contract A with lower than normal margins, due primarily to the competitive climate, to be shipped in the current and next fiscal years. In addition to Contract A, the Company expects a significant portion of previously delayed shipments on Contract B, which carries no margin to be made in the remainder of fiscal 2012 and fiscal 2013 which in each case will negatively impact our gross margin percentage in the remainder of fiscal 2012 and fiscal 2013 as milestones are reached.

Selling and Marketing. Selling and marketing expenses increased by $0.2 million, or 4.7%, to $4.9 million for the three months ended December 31, 2011 and increased by $0.8 million, or 8.9%, to $9.4 million for the six months ended December 31, 2011, compared to $4.6 million and $8.7 million for the three and six months ended December 31, 2010, respectively. The increase was a result of increased proposal activity and marketing efforts in infrastructure and an increase in head count, and marketing expenses of $0.1 million and $0.3 million incurred by ComSource in the three and six months ended December 31, 2011, respectively.

Research and Development. Research and development expenses increased by $0.8 million, or 92.1%, to $1.7 million for the three months ended December 31, 2011 and increased by $1.5 million, or 74.4%, to $3.5 million for the six months ended December 31, 2011, compared to $0.9 million and $2.0 million for the three and six months ended December 31, 2010, respectively. The increase was principally due to costs associated with certain development programs such as the Tempo Enterprise Media Platform, auto explorer enhancements, developing an offering in location based services, and infrastructure program related development.

General and Administrative. General and administrative expenses increased by $1.5 million, or 22.1%, to $8.4 million for the three months ended December 31, 2011 and increased by $3.7 million, or 28.9%, to $16.7 million for the six months ended December 31, 2011 compared to $6.9 million and $13.0 million for the three and six months ended December 31, 2010, respectively. The increase was a result of $2.3 million of general and administrative expenses incurred at ComSource (inclusive of $1.1 million of amortization of intangibles related to this acquisition), an increase in management incentive plan expense due to operating results and an increase in expense due to a $0.4 million gain recorded in the three and six months ended December 31, 2010 to record the fair value of forward contracts to purchase Euros to settle a purchase obligation.

Earn-out Fair Value Adjustments. The decrease in earn-out fair value adjustment is due to the reduction in the estimated earn-out accrual of $4.1 million and $10.6 million in the three and six months ended December 31, 2011, respectively, related to the acquisition of ComSource on April 8, 2011. The unforeseen loss of funding on a program in September 2011 resulted in the fair value adjustment recorded in the three months ended September 30, 2011. A reduction in the forecasted results due to delays in funding of new programs resulted in the fair value adjustment in the three months ended December 31, 2011. The three and six months ending December 31, 2010 amounts include an increase in expense of $1.9 million due to C2C and Evocomm performing better than our original forecasts based on current and future anticipated results.

Interest Income. Interest income remained consistent for the three and six months ended December 31, 2011 as compared to the prior period.

Interest Expense. Interest expense increased by $0.1 million and $0.2 million for the three and six months ended December 31, 2011, respectively, as a result of the issuance of debt on April 8, 2011 related to the acquisition of ComSource.

Provision for Income Taxes. The provision for income taxes increased by $1.5 million, or 118.3%, to $2.8 million for the three months ended December 31, 2011 and increased by $1.5 million, or 62.5%, to $4.0 million for the six months ended December 31, 2011, compared to $1.3 million and $2.5 million for the three and six months ended December 31, 2010, respectively. The provision for income taxes increased as a result of the increase in income before income taxes. The effective rate was 23% and 18% for the three and six months ended December 31, 2011, respectively, compared to 42% and 39% for the three and six months ended December 31, 2010, respectively. The decrease in the current year effective tax rate is due to the earn-out fair value adjustments which are not taxable for income tax purposes.

Liquidity and Capital Resources

At December 31, 2011, we had working capital of $95.4 million, including cash and cash equivalents of $50.4 million, net accounts receivable of $68.9 million, inventories of $49.6 million and prepaid expenses and other current assets of $6.1 million, offset by $41.1 million in accounts payable, $16.9 million in deferred revenues, $5.9 million in accrued payroll and related fringe benefits, $9.5 million in other accrued expenses and $6.1 million in current portion of long term debt.

At June 30, 2011, we had working capital of $79.7 million, including cash and cash equivalents of $48.0 million, net accounts receivable of $59.3 million, inventories of $42.4 million, prepaid expenses and other current assets of $5.6 million and deferred income taxes of $1.6 million, offset by $31.4 million in accounts payable, $13.6 million in deferred revenues, $6.4 million in accrued payroll and related fringe benefits, $19.7 million in other accrued expenses and $6.1 million in current portion of long term debt.

Net cash provided by operating activities during the six months ended December 31, 2011 was $14.6 million. This primarily related to net income of $18.6 million, an increase in accounts payable of $11.2 million due to the increase in inventories and timing of payments to vendors, a non-cash item representing depreciation and amortization expense of $6.2 million comprised of depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, a decrease in deferred income taxes of $3.7 million due to net income generated in the period, an increase in deferred revenue of $3.3 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and non-cash stock compensation expense of $1.8 million, partially offset by an increase in accounts receivable of $11.5 million due to the timing of billings and collections from customers, a non-cash earn-out fair value adjustments of $10.6 million and an increase in inventory of $7.3 million due to the timing of shipments and purchases of equipment for milestones to be reached in future periods.

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

Net cash used in investing activities during the six months ended December 31, 2011 was $9.6 million, which related to the cash portion of the payment for the C2C and Evocomm earn-out of $4.5 million and the purchase of network operations center assets, teleport assets, and the implementation of an enterprise resource planning software system of $5.1 million.

Net cash used in investing activities during the six months ended December 31, 2010 was $5.9 million, which related to the purchase of network operations center and teleport assets of $5.3 million and the cash portion of the payment for the Telaurus earn-out of approximately $0.6 million.

Net cash used in financing activities during the six months ended December 31, 2011 was $2.4 million, which primarily related to repayment of long term debt of $3.1 million partially offset by $0.6 million of proceeds from the exercise of stock options.

Net cash used in financing activities during the six months ended December 31, 2010 was $0.3 million, which primarily related to repayment of long term debt of $1.3 million partially offset by $0.9 million of proceeds from the exercise of stock options.

On July 18, 2011, we entered into a new secured credit facility with Citibank which expires October 31, 2014. The credit facility is comprised of a $72.5 million line of credit which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. We are required to pay a commitment fee on the average daily unused portion of the total commitment based on our consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears starting September 30, 2011.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal year ending June 30, 2017. Future minimum lease payments due on these leases through December 31, 2012 are approximately $42.9 million.

At December 31, 2011, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$67,611	$36,766	$25,662	$4,917	$266
Long term debt	23,725	6,100	12,200	5,425	—

Total contractual obligations	$91,336	$42,866	$37,862	$10,342	$266

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Standby letters of credit	$5,210	$3,335	$1,875	$—	$—

Total commercial commitments	$5,210	$3,335	$1,875	$—	$—

Our tax liability for uncertain tax positions was approximately $1.4 million at December 31, 2011. Until formal resolutions are reached between us and the tax authorities, the timing and amount of possible audit settlements for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

As part of the acquisition of ComSource, the former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing payable subsequent to the completion of each twelve month earn-out periods ending March 31, 2012 and 2013. The Company has estimated the fair value of the earn-out to be $6.0 million as of December 31, 2011.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the infrastructure solutions and services business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 30, 2012. However, we cannot assure that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long term debt would have resulted in additional interest expense of $31,000 and $63,000 in the three and six months ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Ot her Information

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Risks Related to Our Business

Reductions in telecommunications equipment and systems spending have negatively affected our revenues and profitability of our infrastructure solutions segment, which may not be offset by the growth in our services segment.

During the past several years, as a consequence of the worldwide financial and economic crisis and business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. In addition, the profit margins on large infrastructure contracts have significantly eroded due to competitive pressures. For the three and six months ended December 31, 2011 and the year ended June 30, 2011, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is difficult to currently assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past or the level of profitability of this business segment. The growth of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

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

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the three months ended December 31, 2011, we derived 18% and 15% of our revenues from Commander U.S. Army CECOM and our work as a subcontractor from Northrop, which has a prime contract with the U.S. Government, respectively. The contract between Northrop and the U.S. Government will expire in February 2012 and a follow-on project was awarded to another contractor. We have contracted with a subcontractor under the new program, to provide services similar to those provided to Northrop. This subcontract is expected to continue to be material to our results of operations despite somewhat lower profit margins. In addition, we have agreements with two customers to provide equipment and services from which we expect to generate a significant portion of revenues. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn in this marketplace would adversely affect us.

In the three and six months ended December 31, 2011, we derived 64% and 62% of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the mounting government deficits and efforts to reduce expenditures in upcoming budgets and Congressional initiative have resulted in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods and from which combat troops are currently expected to be withdrawn beginning in 2013 and to be completely withdrawn by the end of 2014.

We often act as a subcontractor, particularly in the government marketplace and our results could be adversely affected by the prime contractor’s inability to obtain or renew its contracts with the ultimate customer.

We regularly act as subcontractor to prime contractors (or subcontractors), principally in the government marketplace. In these subcontractor arrangements, we have no control over the contracting process and we may not be able to influence or control issues that arise between the prime contractor and its customer. Our future success may be materially impaired if the companies for which we serve as subcontractor cannot obtain or renew their contracts with the ultimate customer, which has happened in the past, including the expiration of the U.S. Government’s prime contract with Northrop. Also, disputes between a prime contractor and its customer could result in a customer terminating the contract, which could negatively impact our operating results, irrespective of the quality of our services as a subcontractor. Similar considerations apply when we act as a subcontractor to a subcontractor.

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

While our service revenue has generally increased as a percentage of total revenue in prior periods, if our service revenue decreases or margins decrease, our results of operations will be harmed.

Future revenues and results of operations of our services business are dependent on the development of the market for our current and future services. While our services revenue generally increased as a percentage of total revenue in prior periods, our services revenue decreased as a percentage of total revenue in the six months ended December 31, 2011 compared to the six months ended December 31, 2010 due to a significant increase in relatively low margin infrastructure revenue, including from Contract A. In the six months ended December 31, 2011, services revenues were 63% of total revenue, compared to 73% for the six months ended December 31, 2010. In fiscal 2011, services revenues increased to 69% of total revenues compared to 60% and 48% in fiscal 2010 and 2009, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations. In the three and six months ended December 31, 2011, we recorded a charge of $1.1 million for additional costs incurred on Contract B, a fixed-price contract in the infrastructure segment. The additional costs were due in large part to difficulties related to unexpected substantial costs associated with engineering and production issues.

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

We have made several recent acquisitions and intend to continue pursuing acquisitions or investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangibles assets. Acquisitions involve numerous risks, including:

•	volatility in reported results due to the reassessment of the valuation of any earn-out provisions included in acquisition transactions;

•	failure of the acquisition or investment to meet the expectations upon which we made a decision to proceed;

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	substantial transaction costs;

•	the potential of significant goodwill and intangibles write-offs in the future in the event that an acquisition or investment does not meet expectations;

•	increased expenses associated with the consummation and integration of an acquisition; and

•	loss of key employees, customers or suppliers of any acquired business.

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

We anticipate that a substantial portion of the growth in the demand for our services and products will come from customers in developing countries due to a lack of basic communications infrastructure in these countries. However, we cannot guarantee an increase in the demand for our services and products in developing countries or that customers in these countries will accept our services and products at all. Our ability to penetrate emerging markets in developing countries is dependent upon various factors including:

•	the speed at which communications infrastructure, including terrestrial microwave, coaxial cable and fiber optic communications systems, which compete with satellite-based services, are built;

•	the effectiveness of our local resellers and sales representatives in marketing and selling our services and products; and

•	the acceptance of our services and products by customers.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From January 1, 2011 through December 31, 2011, our stock price ranged from a low of $8.96 per share to a high of $16.43 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded as well as the concentration of ownership of our common stock, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. Based solely on information contained in a Schedule 13G/A, filed with the SEC on November 8, 2011, NSB Advisors LLC, an investment advisory firm, beneficially owned 45.8% of our outstanding common stock as of October 31, 2011; investment decisions by this shareholder could significantly affect the liquidity and price of our common stock. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We also have licenses from Agentschap Telecom, the licensing authority in The Netherlands, for the teleports operated by Mach 6 and Carrier to Carrier in The Netherlands. We cannot guarantee that the applicable government agencies will grant renewals when our existing licenses expire, nor are we assured that the agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on September 28, 1998 (Reg. No. 000-22839) (the “Annual Report”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.3 to the Annual Report, and hereby incorporated by reference.

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOM\M SYSTEMS INC.
(Registrant)

Date: February 9, 2012	/s/ DAVID E. HERSHBERG

David E. Hershberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2012	/S/ ANDREW C. MELFI

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