Form 10-Q
period 2012-03-31
GLOBECOMM SYSTEMS INC
filed 2012-05-10
CIK 1031028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were 23,044,942 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,355	$47,964
Accounts receivable, net	59,204	59,335
Inventories	46,121	42,429
Prepaid expenses and other current assets	5,524	5,620
Deferred income taxes	2,087	1,642

Total current assets	176,291	156,990

Fixed assets, net	45,117	42,147
Goodwill	69,739	70,171
Intangibles, net	20,276	23,055
Other assets	1,284	2,248

Total assets	$312,707	$294,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,109	$31,403
Deferred revenues	7,032	13,649
Accrued payroll and related fringe benefits	6,955	6,412
Other accrued expenses	13,302	19,740
Current portion of long term debt	6,100	6,100

Total current liabilities	73,498	77,304

Other liabilities	4,359	9,248
Long term debt	16,100	20,675
Deferred income taxes	9,822	3,594

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2012 and June 30, 2011	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 23,506,967 at March 31, 2012 and 22,927,635 at June 30, 2011	24	23
Additional paid-in capital	200,704	196,688
Retained earnings (deficit)	11,121	(10,358)
Treasury stock, at cost, 465,351 shares at March 31, 2012 and June 30, 2011	(2,781)	(2,781)
Accumulated other comprehensive (loss) income	(140)	218

Total stockholders’ equity	208,928	183,790

Total liabilities and stockholders’ equity	$312,707	$294,611

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Revenues from services	$65,931	$45,963	$170,822	$136,159
Revenues from infrastructure solutions	44,998	16,520	106,267	49,771

Total revenues	110,929	62,483	277,089	185,930

Costs and operating expenses:
Costs from services	47,182	31,691	116,968	95,768
Costs from infrastructure solutions	40,047	12,866	94,539	40,073
Selling and marketing	4,843	4,251	14,291	12,928
Research and development	1,398	723	4,902	2,732
General and administrative	8,179	7,547	24,913	20,533
Earn-out fair value adjustments	2,829	400	(7,745)	2,549

Total costs and operating expenses	104,478	57,478	247,868	174,583

Income from operations	6,451	5,005	29,221	11,347

Interest income	59	44	171	144
Interest expense	(141)	(69)	(463)	(218)

Income before income taxes	6,369	4,980	28,929	11,273

Provision for income taxes	3,467	1,992	7,450	4,443

Net income	$2,902	$2,988	$21,479	$6,830

Basic net income per common share	$0.13	$0.14	$0.98	$0.32

Diluted net income per common share	$0.13	$0.14	$0.95	$0.31

Weighted-average shares used in the calculation of basic net income per common share	22,213	21,442	22,006	21,230

Weighted-average shares used in the calculation of diluted net income per common share	22,839	22,104	22,680	21,830

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(In thousands)

(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income			Total Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance at June 30, 2011	22,928	$23	$196,688	$(10,358)	$218	465	$(2,781)	$183,790
Proceeds from exercise of stock options	226	1	1,289					1,290
Proceeds from exercise of warrants	10		100					100
Stock compensation expense			2,627					2,627
Grant of restricted shares	343
Comprehensive income:
Net income				21,479				21,479
Loss from foreign currency translation					(358)			(358)

Total comprehensive income								21,121

Balance at March 31, 2012	23,507	$24	$200,704	$11,121	$(140)	465	$(2,781)	$208,928

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2012	March 31, 2011
Operating Activities:
Net income	$21,479	$6,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,391	6,832
Provision for doubtful accounts	125	496
Deferred income taxes	6,621	3,956
Stock compensation expense	2,627	2,513
Tax benefit from stock compensation plan	—	9
Earn-out fair value adjustments	(7,745)	2,549
Changes in operating assets and liabilities:
Accounts receivable	(618)	(6,354)
Inventories	(3,805)	(12,867)
Prepaid expenses and other current assets	(32)	(2,077)
Other assets	923	(12)
Accounts payable	9,288	(6,394)
Deferred revenue	(6,556)	7,110
Accrued payroll and related fringe benefits	558	(558)
Other accrued expenses	503	1,980
Other liabilities	194	17

Net cash provided by operating activities	32,953	4,030

Investing Activities:
Purchases of fixed assets	(9,622)	(6,619)
Cash payment for earn-outs	(4,500)	(586)

Net cash used in investing activities	(14,122)	(7,205)

Financing Activities:
Proceeds from exercise of stock options	1,290	1,475
Proceeds from exercise of warrants	100	—
Repayments of debt	(4,575)	(1,875)

Net cash used in financing activities	(3,185)	(400)

Effect of foreign currency translation on cash and cash equivalents	(255)	233

Net increase (decrease) in cash and cash equivalents	15,391	(3,342)
Cash and cash equivalents at beginning of period	47,964	42,863

Cash and cash equivalents at end of period	$63,355	$39,521

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$476	$221
Cash paid for income taxes	702	693

See accompanying notes.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2011 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Globecomm Systems Inc. and its direct and indirect wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”), Globecomm Systems SA Proprietary Ltd (formerly, Evosat SA Proprietary Ltd) (“Evosat”) and ComSource Inc. (“ComSource”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

Stock compensation expense was approximately $862,000 and $2,627,000 for the three and nine months ended March 31, 2012, respectively. Stock compensation expense was approximately $797,000 and $2,513,000 for the three and nine months ended March 31, 2011, respectively. As of March 31, 2012, there was approximately $173,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years. As of March 31, 2012, there was approximately $5,416,000 of unrecognized compensation cost related to non-vested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 1.9 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are not amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the nine months ended March 31, 2012 that would indicate that goodwill and indefinite life intangible assets were impaired.

Comprehensive Income

Comprehensive income for the three and nine months ended March 31, 2012 of approximately $2,971,000 and $21,121,000, respectively, includes an unrealized foreign currency translation gain of approximately $69,000 and a loss of approximately $358,000, respectively. Comprehensive income for the three and nine months ended March 31, 2011 of approximately $2,778,000 and $7,106,000, respectively, includes an unrealized foreign currency translation loss of approximately $210,000 and a gain of approximately $276,000, respectively.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At March 31, 2012, the Company had a liability for unrecognized tax benefits of approximately $1,449,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of March 31, 2012, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2009 through 2011 fiscal years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.

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

In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of its financial statements.

2. Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2012 excludes the effect of approximately 11,000 and 21,000 stock options and restricted shares in the calculation of the incremental common shares, as their effect would have been anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2011 excludes the effect of approximately 75,000 and 365,000 stock options, restricted shares and warrants in the calculation of the incremental common shares, as their effect would have been anti-dilutive.

3. Inventories

Inventories consist of the following:

	March 31, 2012 (Unaudited)	June 30, 2011
	(In thousands)

Raw materials and component parts	$2,843	$1,496
Work-in-progress	45,329	43,187

	48,172	44,683
Less progress payments	2,051	2,254

	$46,121	$42,429

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

The following is the Company’s business segment information for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Revenues:
Services	$67,403	$46,766	$176,688	$137,060
Infrastructure solutions	45,920	16,520	107,400	49,929
Intercompany eliminations	(2,394)	(803)	(6,999)	(1,059)

Total revenues	$110,929	$62,483	$277,089	$185,930

Income (loss) from operations:
Services (1)	$6,628	$6,642	$33,820	$16,487
Infrastructure solutions	(231)	(1,603)	(4,566)	(5,093)
Interest income	59	44	171	144
Interest expense	(141)	(69)	(463)	(218)
Intercompany eliminations	54	(34)	(33)	(47)

Income before income taxes	$6,369	$4,980	$28,929	$11,273

Depreciation and amortization:
Services	$2,758	$2,066	$8,100	$5,529
Infrastructure solutions	437	445	1,291	1,320
Intercompany eliminations	—	(6)	—	(17)

Total depreciation and amortization	$3,195	$2,505	$9,391	$6,832

Expenditures for long-lived assets:
Services	$3,970	$1,118	$7,222	$6,191
Infrastructure solutions	515	169	2,400	428

Total expenditures for long-lived assets	$4,485	$1,287	$9,622	$6,619

(1)	The three and nine months ended March 31, 2012 include $2.8 million of expense and $7.7 million of gains recorded for earn-out fair value adjustments, respectively. The three and nine months ended March 31, 2011 include expense recorded for earn-out fair value adjustments of $0.4 million and $2.5 million, respectively.

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

At the discretion of the Company, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At March 31, 2012, the applicable margin on the LIBOR rate was 225 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at March 31, 2012. As of March 31, 2012, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan, each described below, there were standby letters of credit of approximately $5.3 million, which were applied against and reduced the amounts available under the credit facility.

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the Company’s then-existing credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of March 31, 2012 was approximately 2.5% per annum. At March 31, 2012, $7,500,000 was outstanding of which $2,500,000 was due within one year.

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 225 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of March 31, 2012 was approximately 2.5% per annum. At March 31, 2012, $14,700,000 was outstanding of which $3,600,000 was due within one year.

As of March 31, 2012 debt consisted of the following (in thousands):

C2C Acquisition Loan	$7,500
ComSource Acquisition Loan	14,700

Total debt	22,200
Less current portion	6,100

Long term debt	$16,100

Remaining future minimum payments under these agreements, excluding interest, for the next five fiscal years are expected to be as follows (in thousands):

2012	$1,525
2013	6,100
2014	6,100
2015	5,475
2016	3,000

6. Acquisitions

ComSource

The Company entered into an Agreement and Plan of Merger effective as of April 8, 2011 with ComSource. Pursuant to the agreement, a newly-formed subsidiary of the Company merged with and into ComSource in exchange for an initial cash purchase price of $19.9 million, funded through $1.9 million of existing cash and $18.0 million through the ComSource Acquisition Loan. In the three months ended March 31, 2012 the working capital adjustment was finalized according to the terms of the agreement resulting in additional purchase price of approximately $623,000. Payments of approximately $288,000 and $335,000 were paid in February and April 2012, respectively.

Former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing. The liability related to the earn-out was estimated by the Company to be $8.8 million and $16.6 million as of March 31, 2012 and June 30, 2011, respectively. The Company recorded a $2.8 million charge (or $0.12 per diluted common share) along with a corresponding increase to the earn-out liability in the three months ended March 31, 2012 due to the achievement of certain revenue milestones. The unforeseen loss of funding on a program in September 2011 and reduction in the forecasted results due to delays in funding of new programs in the six months ended December 31, 2011, was partially offset by the achievement of certain revenue milestones in the three months ended March 31, 2012, and resulted in the fair value adjustment gain of $7.7 million (or $0.34 per diluted common share) along with a corresponding reduction in the earn-out liability in the nine months ended March 31, 2012.

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

	Three months ended March 31, 2011	Nine months ended March 31, 2011
	(in thousands, except per share data)
Revenues	$65,684	$196,876

Net income	$2,641	$6,578

Basic net income per common share	$0.12	$0.30

Diluted net income per common share	$0.12	$0.29

C2C and Evocomm

In July 2011, the Company paid $4.5 million to the former shareholders of C2C and Evocomm based on a settlement agreement reached in June 2011 with respect to the final earn-out period. At March 31, 2012, there was no liability remaining for the earn-out related to the acquisition of C2C and Evocomm.

7. Goodwill and Intangibles

Intangibles subject to amortization consisted of the following:

	March 31, 2012	June 30, 2011	Est. useful life
	(In thousands)
Customer relationships	$24,879	$24,879	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,471	2,471	6 months-2 years
Covenant not to compete	125	125	3-4 years
Trademark	382	382	5 years

	29,144	29,144
Less accumulated amortization	8,868	6,089

Intangibles, net	$20,276	$23,055

Amortization expense of approximately $795,000 and $2,916,000 was included in general and administrative expenses in the three and nine months ended March 31, 2012, respectively. Amortization expense of $505,000 and $1,522,000 was included in general and administrative expenses in the three and nine months ended March 31, 2011, respectively.

Remaining amortization expense for the following five fiscal years related to these intangible assets is expected to be as follows (in thousands):

2012	$727
2013	2,896
2014	2,871
2015	2,578
2016	2,228

In the three months ended March 31, 2012, the Company recorded a reduction in goodwill of approximately $432,000 due to the settlement of the final working capital adjustment and the related deferred tax liabilities related to the acquisition of ComSource on April 8, 2011.

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

ASC 820—Fair Value Measurements and Disclosures requires the use of observable market inputs (quoted market prices) when measuring fair value and requires Level 1 quoted price to be used to measure fair value whenever possible.

Foreign currency forward exchange contracts are classified within Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

There were no transfers in or out of the Level 1 and 2 in the nine months ended March 31, 2012.

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

The book value of the Company’s debt of $22,200,000 approximates fair value based upon its variable interest rate.

The fair value of the earn-out accruals is determined using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis was performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook and are classified within Level 3 of the valuation hierarchy. The following table sets forth the changes in fair value measurements attributable to the earn-out accruals during the nine months ended March 31, 2012 (in thousands):

Balance at June 30, 2011	$16,574
Fair value adjustments	(7,745)

Balance at March 31, 2012	$8,829

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues, significant revenues relating to Afghanistan, and the impact on our customers or potential customers for infrastructure projects from the current uncertainties surrounding the worldwide economic climate and government budgetary constraints. Our business is also characterized by large projects which can cause significant impacts on our results of operations. These risks and others are more fully described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

The services and products we offer include: access, hosted, and lifecycle support services, pre-engineered products, systems design and integration products. To provide these services and products, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government marketplace, these customers are communications service providers, commercial enterprises and media and content broadcasters.

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

As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the nine months ended March 31, 2012 and in the years ended June 30, 2011, 2010 and 2009. We are also experiencing a shift in our infrastructure business from numerous smaller orders to ones that are larger and include various milestones which affect revenue recognition. This may result in more significant quarter-to-quarter shifts in revenues from this segment in the future. We experienced a significant increase in revenues from this segment in the fiscal 2012 as a result of this shift, although these larger contracts often carry lower gross margins.

In the three months ended March 31, 2012, 21% of our revenues were derived from products sold to the US Army CECOM. In the nine months ended March 31, 2012, 19% and 12% of our revenues were derived from US

Army CECOM and Northrop Grumman Information Technologies Inc. (“Northrop”), respectively. The multi-year, $74 million agreement with US Army CECOM (“Contract A”) is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. The U.S. Government’s prime contract with Northrop, under which we served as a subcontractor and with respect to which our profit margin has been significantly above our norm, expired in February 2012. We have entered into a service contract, with an initial term ending December 31, 2013, with the subcontractor under the U.S. Government’s contract with Northrop’s successor for the next phase of this program, and under which we expect to continue to provide similar services, albeit at a somewhat lower profit margin. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

In a majority of cases, revenues related to contracts for infrastructure solutions and services have been fixed-price contracts. The profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any single contract could have a material adverse effect on our business, financial condition and results of operations. In the three and nine months ended March 31, 2012, we recorded $0.4 million and $1.5 million, respectively, for additional costs incurred on a fixed-price contract in the infrastructure segment (“Contract B”). The additional costs were due in large part to unexpected difficulties associated with engineering and production issues. The revenues associated with Contract B are expected to be recognized toward the end of fiscal 2012 and in fiscal 2013 and will have no profit margin associated with them, which has negatively impacted our gross margin percentage in the three and nine months ended March 31, 2012 and which will negatively impact our gross margin percentage in the remainder of fiscal 2012 and fiscal 2013 as milestones are reached.

While our cash provided by operating activities has improved and reflects more normalized results in the nine months ended March 31, 2012, our cash provided by operating activities was negatively impacted in fiscal years ended June 30, 2011 and 2010 due to the increase in inventories and the payment of accounts payable. This increase was the result of inventory purchases related to Contract B, which is now expected to be shipped in later in fiscal 2012 and 2013. We have not recognized certain revenues from this contract as a result of not yet achieving certain contract milestones. As we recognize revenues from Contract B in the future, our cash provided by operating activities is expected to continue to normalize and significantly improve. However, due in large part to engineering and production issues in connection therewith, no margin is being generated under Contract B, which has negatively impacted our gross margin percentage in the three and nine months ended March 31, 2012 and which will negatively impact our gross margin percentage in the remainder of fiscal 2012 and fiscal 2013 as milestones are reached.

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

Goodwill and Other Intangible Assets Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the nine months ended March 31, 2012 that would indicate that the goodwill and indefinite life intangible assets were impaired.

Deferred Income Taxes

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

At March 31, 2012 and June 30, 2011 we had a liability for unrecognized tax benefits of approximately $1,449,000 and $1,423,000, respectively, which if recognized in the future, would favorably impact our effective tax rate.

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

As of March 31, 2012, there was approximately $173,000 of unrecognized compensation cost related to unvested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years. As of March 31, 2012, there was approximately $5,416,000 of unrecognized compensation cost related to unvested stock-based compensation related to restricted shares. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

Valuation of Contingent Consideration

We maintain a liability for contingent consideration related to potential earn-out payments to the former shareholders of ComSource if certain milestones are met. These amounts are estimated based on a number of factors including, likelihood of meeting those milestones based on forecasted results. We review these estimates and updated forecasts on a quarterly basis and record adjustments as required. In the three and nine months ended March 31, 2012, we recorded expense of approximately $2,829,000 and a gain of approximately $7,745,000, respectively, in operating results due to fair value adjustments on the earn-out liability related to ComSource acquisition. The expense in the three months ended March 31, 2012 was due to the achievement of certain revenue milestones. The unforeseen loss of funding on a program in September 2011 and reduction in the forecasted results due to delays in funding of new programs in the six months ended December 31, 2011, was partially offset by the achievement of certain revenue milestones in the three months ended March 31, 2012, and resulted in the fair value gain of $7,745,000 in the nine months ended March 31, 2012.

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

In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe that this guidance will have a material impact on our consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of its financial statements.

Results of Operations

Three and Nine Months Ended March 31, 2012 and 2011

Our consolidated results of operations for the three and nine months ended March 31, 2012 include the results of ComSource. This acquisition took place on April 8, 2011 and was not included in the corresponding period in fiscal 2011.

Revenues from Services. Revenues increased by $20.0 million, or 43.4%, to $65.9 million for the three months ended March 31, 2012 and increased by $34.7 million, or 25.5%, to $170.8 million for the nine months ended March 31, 2012, compared to $46.0 million and $136.2 million for the three and nine months ended March 31, 2011, respectively. The increase in revenues included $17.3 million and $27.9 million of revenue from ComSource in the three and nine months ended March 31, 2012, respectively, along with an increase in our access service offering primarily in the government marketplace.

Revenues from Infrastructure Solutions. Revenues increased by $28.5 million, or 172.4%, to $45.0 million for the three months ended March 31, 2012 and increased by $56.5 million, or 113.5%, to $106.3 million for the nine months ended March 31, 2012, compared to $16.5 million and $49.8 million for the three and nine months ended March 31, 2011, respectively. The increase in revenues was primarily driven by the achievement of revenue milestones in the three and nine months ended March 31, 2012 under Contract A, a program with lower than normal margin, due primarily to the competitive climate. We expect a significant amount of revenues to be recognized under Contract A in the current and next fiscal year. Due to the current global economic conditions it is difficult to currently assess future revenue levels or gross margin in our infrastructure segment.

Costs from Services. Costs from services increased by $15.5 million, or 48.9%, to $47.2 million for the three months ended March 31, 2012 and increased by $21.2 million, or 22.1%, to $117.0 million for the nine months ended March 31, 2012, compared to $31.7 million and $95.8 million for the three and nine months ended March 31, 2011, respectively. Gross margin decreased to 28.4% of revenues for the three months ended March 31, 2012 and increased to 31.5% of revenues for the nine months ended March 31, 2012, compared to 31.1% and 29.7% for the three and nine months ended March 31, 2011, respectively. The decrease in gross margin for the three months ended March 31, 2012, is due to a large equipment sale in ComSource at lower margin. The increase in the gross margin for the nine months ended March 31, 2012 was primarily driven by an increase in revenue in the government marketplace partially offset by the significant equipment sale in ComSource. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions. Costs from infrastructure solutions increased by $27.2 million, or 211.3%, to $40.0 million for the three months ended March 31, 2012 and increased by $54.5 million, or 135.9%, to $94.5 million for the nine months ended March 31, 2012, compared to $12.9 million and $40.1 million for the three and nine months ended March 31, 2011, respectively. The gross margin decreased to 11.0% in the three and nine months ended March 31, 2012, compared to 22.1% and 19.5% for the three and nine months ended March 31, 2011, respectively. The decrease in gross margin was mainly attributable to significant revenue from Contract A, which has lower than normal margin along with a margin reduction on Contract B in the three and nine months ended March 31, 2012. The Company expects a significant amount of revenues under Contract A with lower than normal margins, due primarily to the competitive climate, to be shipped in the current and next fiscal year. In addition to Contract A, the Company expects a significant portion of previously delayed shipments on Contract B, which carries no margin to be made in the remainder of fiscal 2012 and fiscal 2013 which in each case will negatively impact our gross margin percentage in the remainder of fiscal 2012 and fiscal 2013 as milestones are reached.

Selling and Marketing. Selling and marketing expenses increased by $0.6 million, or 13.9%, to $4.8 million for the three months ended March 31, 2012 and increased by $1.4 million, or 10.5%, to $14.3 million for the nine months ended March 31, 2012, compared to $4.3 million and $12.9 million for the three and nine months ended March 31, 2011, respectively. The increase was a result of increased proposal activity and marketing efforts in infrastructure, an increase in head count, and marketing expenses of $0.1 million and $0.4 million incurred by ComSource in the three and nine months ended March 31, 2012, respectively.

Research and Development. Research and development expenses increased by $0.7 million, or 93.4%, to $1.4 million for the three months ended March 31, 2012 and increased by $2.2 million, or 79.4%, to $4.9 million for the nine months ended March 31, 2012, compared to $0.7 million and $2.7 million for the three and nine months ended March 31, 2011, respectively. The increase was principally due to costs associated with certain development programs such as the Tempo Enterprise Media Platform, auto explorer enhancements, developing an offering in managed location based services for worldwide maritime asset tracking, and infrastructure program related development.

General and Administrative. General and administrative expenses increased by $0.6 million, or 8.4%, to $8.2 million for the three months ended March 31, 2012 and increased by $4.4 million, or 21.3%, to $24.9 million for the nine months ended March 31, 2012 compared to $7.5 million and $20.5 million for the three and nine months ended March 31, 2011, respectively. The increase in the nine months ended March 31, 2012 was primarily a result of $3.8 million of general and administrative expenses incurred at ComSource (inclusive of $1.4 million of amortization of intangibles related to this acquisition), an increase in headcount and salary costs, an increase in management incentive plan expense and an increase in expense based on a $0.3 million gain recorded in the nine months ended March 31, 2011 to record the fair value of forward contracts to purchase Euros to settle a purchase obligation partially offset by a decrease in acquisition costs due to costs incurred in the prior year period due to the acquisition of ComSource. The increase in the three months ended March 31, 2012 was a primarily a result of $1.1 million of general and administrative expenses incurred at ComSource (inclusive of $0.3 million of amortization of intangibles related to this acquisition), partially offset by a decrease in acquisition costs as of a result of no acquisitions in the current year.

Earn-out Fair Value Adjustments. The increase in earn-out fair value adjustment in the three months ended March 31, 2012 was due to the achievement of certain revenue milestones in the three months ended March 31, 2012 related to the acquisition of ComSource for the first twelve month earn-out period ended March 31, 2012. The gain in the nine months ended March 31, 2012 was due to the unforeseen loss of funding on a program in September 2011 and reduction in the forecasted results due to delays in funding of new programs in the six months ended December 31, 2011, which was partially offset by the achievement of certain revenue milestones in the three months ended March 31, 2012, and resulted in the fair value adjustment in the three months ended March 31, 2012 related to the acquisition of ComSource. The nine months ended March 31, 2011 amounts included an expense of $2.5 million due to the effect on the C2C and Evocomm earn-out as a result of them performing better than our original forecasts.

Interest Income. Interest income remained consistent for the three and nine months ended March 31, 2012 as compared to the prior period.

Interest Expense. Interest expense increased by $0.1 million and $0.2 million for the three and nine months ended March 31, 2012, respectively, as a result of the issuance of debt on April 8, 2011 related to the acquisition of ComSource.

Provision for Income Taxes. The provision for income taxes increased by $1.5 million, or 74.0%, to $3.5 million for the three months ended March 31, 2012 and increased by $3.0 million, or 67.7%, to $7.5 million for the nine months ended March 31, 2012, compared to $2.0 million and $4.4 million for the three and nine months ended

March 31, 2011, respectively. The provision for income taxes increased as a result of the increase in income before income taxes. The effective rate was 54% and 26% for the three and nine months ended March 31, 2012, respectively, compared to 40% and 39% for the three and nine months ended March 31, 2011, respectively. The change in the effective tax rate for the three and nine months ended March 31, 2012 was due to the earn-out fair value adjustments which are not deductible for income tax purposes.

Liquidity and Capital Resources

At March 31, 2012, we had working capital of $102.8 million, including cash and cash equivalents of $63.4 million, net accounts receivable of $59.2 million, inventories of $46.1 million, prepaid expenses and other current assets of $5.5 million and current deferred income taxes of $2.1 million, offset by $40.1 million in accounts payable, $7.0 million in deferred revenues, $7.0 million in accrued payroll and related fringe benefits, $13.3 million in other accrued expenses and $6.1 million in current portion of long term debt.

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

Net cash provided by operating activities during the nine months ended March 31, 2012 was $33.0 million. This primarily related to net income of $21.5 million, a non-cash item representing depreciation and amortization expense of $9.4 million comprised of depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, an increase in accounts payable of $9.3 million due to the timing of payments to vendors, a decrease in deferred income taxes of $6.6 million due to net income generated in the period, and non-cash stock compensation expense of $2.6 million, offset by earn-out fair value adjustments of $7.7 million, a decrease in deferred revenue of $6.6 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, and an increase in inventory of $3.8 million due to the timing of shipments and purchases of equipment for milestones to be reached in future periods.

Net cash provided by operating activities during the nine months ended March 31, 2011 was $4.0 million. This primarily related to a increase in deferred revenue of $7.1 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts, net income of $6.8 million, a non-cash item representing depreciation and amortization expense of $6.8 million comprised of depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, a decrease in deferred income taxes of $4.0 million due to net income generated in the period, earn-out fair value adjustments of $2.5 million and non-cash stock compensation expense of $2.5 million offset by an increase in inventory of $12.9 million due to the timing of shipments and purchases of equipment for milestones to be reached in future periods mainly attributable to one large long-term program, a decrease in accounts payable of $6.4 million due to the timing of inventory purchases and payments to vendors, and an increase in accounts receivable of $6.4 million due to the timing of billings and collections from customers.

Net cash used in investing activities during the nine months ended March 31, 2012 was $14.1 million, which related to the purchase of network operations center assets, teleport assets, and the implementation of an enterprise resource planning software system of $9.6 million and the final payment for the C2C and Evocomm earn-out of $4.5 million.

Net cash used in investing activities during the nine months ended March 31, 2011 was $7.2 million, which related to the purchase of network operations center and teleport assets of $6.6 million and the cash payment for the Telaurus earn-out of approximately $0.6 million.

Net cash used in financing activities during the nine months ended March 31, 2012 was $3.2 million, which primarily related to repayment of long term debt of $4.6 million partially offset by $1.3 million of proceeds from the exercise of stock options and $0.1 million of proceeds from the exercise of warrants.

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

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal year ending June 30, 2017. Future minimum lease payments due on these leases through March 31, 2013 are approximately $36.5 million.

At March 31, 2012, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$62,837	$36,491	$21,247	$5,029	$70
Long term debt	22,200	6,100	12,200	3,900	—

Total contractual obligations	$85,037	$42,591	$33,447	$8,929	$70

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Standby letters of credit	$5,314	$595	$4,719	$—	$—

Total commercial commitments	$5,314	$595	$4,719	$—	$—

Our tax liability for uncertain tax positions was approximately $1.4 million at March 31, 2012. Until formal resolutions are reached between us and the tax authorities, the timing and amount of possible audit settlements for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

As part of the acquisition of ComSource, the former ComSource shareholders are also entitled to receive additional cash payments of up to an aggregate of $21.0 million, subject to an earn-out based upon the acquired business achieving certain earnings milestones within 24 months following the closing payable subsequent to the completion of each twelve month earn-out periods ending March 31, 2012 and 2013. The Company has estimated the fair value of the earn-out to be $8.8 million as of March 31, 2012, of which $4.7 million is expected to be paid in the three months ending June 30, 2012 to settle the first 12 month period of the earnout.

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

Our future capital requirements will depend upon many factors, including the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2013. However, we cannot assure that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long term debt would have resulted in additional interest expense of $29,000 and $93,000 in the three and nine months ended March 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Risks Related to Our Business

Reductions in telecommunications equipment and systems spending have negatively affected our revenues and profitability of our infrastructure solutions segment, which may not be offset by the growth in our services segment.

During the past several years, as a consequence of the worldwide financial and economic crisis and business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. In addition, the profit margins on large infrastructure contracts have significantly eroded due to competitive pressures. For the three and nine months ended March 31, 2012 and the year ended June 30, 2011, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is difficult to currently assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past or the level of profitability of this business segment. The growth of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

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

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the three months ended March 31, 2012, we derived 21% of our revenues from Commander U.S. Army CECOM. In the nine months ended March 31, 2012, 19% and 12% of our revenues were derived from US Army CECOM and Northrop Grumman Information Technologies Inc., respectively. The contract between Northrop and the U.S. Government expired in February 2012 and a follow-on project was awarded to another contractor. We have contracted with a subcontractor under the new program, to provide services similar to those provided to Northrop through December 31, 2013. This subcontract is expected to continue to be material to our results of operations despite somewhat lower profit margins. In addition, we have agreements with two customers to provide equipment and services from which we expect to generate a significant portion of revenues. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn in this marketplace would adversely affect us.

In the three and nine months ended March 31, 2012, we derived 54% and 59% of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the mounting government deficits and efforts to reduce expenditures in upcoming budgets and Congressional initiatives have resulted in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods and from which combat troops are currently expected to be withdrawn beginning in 2013 and to be completely withdrawn by the end of 2014.

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

Future revenues and results of operations of our services business are dependent on the development of the market for our current and future services. While our services revenue generally increased as a percentage of total revenue in prior periods, our services revenue decreased as a percentage of total revenue in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 due to a significant increase in relatively low margin infrastructure revenue, including from Contract A. In the nine months ended March 31, 2012, services revenues were 62% of total revenue, compared to 73% for the nine months ended March 31, 2011. In fiscal 2011, services revenues increased to 69% of total revenues compared to 60% and 48% in fiscal 2010 and 2009, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations. In the three and nine months ended March 31, 2012, we recorded $0.4 million and $1.5 million, respectively for additional costs incurred on Contract B, a fixed-price contract in the infrastructure segment. The additional costs were due in large part to difficulties related to unexpected substantial costs associated with engineering and production issues.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From April 1, 2011 through March 31, 2012, our stock price ranged from a low of $10.63 per share to a high of $16.43 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded as well as the concentration of ownership of our common stock, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. Based solely on information contained in a Schedule 13G/A, filed with the SEC on February 14, 2012, NSB Advisors LLC, an investment advisory firm, beneficially owned 46.9% of our outstanding common stock as of October 31, 2011; investment decisions by this shareholder could significantly affect the liquidity and price of our common stock and could result in a substantial shift in ownership of our company. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

GLOBECOMM SYSTEMS INC.
(Registrant)

Date: May 10, 2012	/s/ DAVID E. HERSHBERG

David E. Hershberg
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ ANDREW C. MELFI

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