Form 10-K
period 2012-06-30
GLOBECOMM SYSTEMS INC
filed 2012-09-13
CIK 1031028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Large accelerated filer  ☐             Accelerated filer  ☒             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Based on the closing sale price on the Nasdaq Global Market on December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $294.7 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.

As of September 10, 2012, there were 23,067,442 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Globecomm Systems Inc. relative to the 2012 Annual Meeting of Stockholders to be held on November 15, 2012, is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

Globecomm Systems Inc. (“we”, “our”, “us”, the “Company” or “Globecomm”), incorporated in Delaware in August 1994, is a leading global communications solutions provider. Employing our expertise in emerging communication technologies, including satellite and other transport mediums, we are able to offer a comprehensive suite of system integration, system products, and network services enabling a complete end-to-end solution for our customers. We believe our integrated approach of in-house design and engineering expertise combined with a world-class global network and our 24 by 7 (“24/7”) network operating centers provide us a unique competitive advantage. We focus this value proposition in selective vertical markets, including government, wireless, media, enterprise and maritime.

As a communications solutions provider we leverage our global network to provide customers managed access services to the United States Internet backbone, video content, the public switched telephone network or their corporate headquarters or government offices. We currently have customers for which we are providing these solutions in the United States, Europe, South America, Africa, the Middle East and Asia.

Globally, communications networks are moving rapidly toward being Internet protocol-based (“IP”) providing a lower cost of implementation and the flexibility these networks offer. Satellite-based communications complement this trend as many of the regions in the world lack the “next generation” terrestrial networks required to accommodate the rapid and reliable transmission of the vast amounts of information underlying the growth in traffic. Even in a well connected area of the globe, satellite communications offer a diverse network path in support of disaster recovery and network augmentation.

Growth Strategy

Our growth strategy continues to focus on the development of recurring revenue streams by leveraging our engineering expertise and our global network to provide IP networking solutions for mission critical applications. Our strong service platform allows us to continue to develop additional value-added application-based solutions for our core customers. We will continue to focus on maturing this global platform as we integrate our acquisitions and expand the reach of our solution offerings.

We have supplemented our organic growth through acquisitions. We plan to continue to employ a selective and disciplined approach when evaluating acquisition opportunities.

We focus our efforts toward increasing market share through vertical markets with the creation of value-added service solutions in emerging market niches. This has been supplemented by an ongoing effort to identify and develop select research and development projects and network components into marketable shared-service “hosted” platforms. With the natural cycle of technology advancement and the continued convergence of communications applications to IP, we continue to aggressively pursue new addressable market opportunities.

Solution Offerings

We provide our communication solutions through two business segments; services and infrastructure. Our services segment is focused on providing communication solutions that include our base service line offerings; Access, Hosted, Professional Services, and Lifecycle Support Services. Our infrastructure segment is engaged in the design, assembly and installation of ground segment systems and networks, which includes both our pre-engineered products and our custom systems design and integration product lines.

Services Solution Overview

We work to continually evolve our service offerings to meet the communication needs of our customers. Our customer base has grown as our service and customer support have proven the value of outsourced solutions. Our strategy includes offering flexible service-based solutions with fixed monthly pricing in order to make it easy for our customers to support an outsourcing decision.

Our global satellite-based network is comprised of three teleport or data center facilities; our Kenneth A. Miller International Teleport, located in Hauppauge, New York, our facility located in Laurel, Maryland and our facility located in the Netherlands. These facilities are interconnected via terrestrial transmission and are used to transport signals to serve customers in Latin America, the United States, Canada, Europe, the Middle East, Africa and Asia. Our facilities are designed to meet stringent requirements for high-speed data communications and leverage redundant critical systems and uninterruptible power supplies with back-up power generation to ensure high reliability and availability.

To supplement our global network, we also lease facility services in Los Angeles, Hong Kong, the United Kingdom, the Netherlands and Poland, as well as other locations, to enable seamless access and global connectivity for our customers. This is further enabled by leased satellite capacity and by high-capacity fiber connections between facilities and public Point of Presence (POP) locations.

We have built and staff a centralized global network operation center, or NOC, at our Hauppauge, New York facility. We also have regional NOCs in Maryland and the Netherlands. The NOCs operate 24/7 to monitor customer networks, provide help desk services, respond to customer inquiries and initiate new services. The NOCs provide technology specific engineers to assist our customers with troubleshooting and problem resolution. We utilize our internally developed AxxSys Orion application to monitor and control satellite communication equipment and satellite terminal networks at our NOCs. At our facility in Laurel, Maryland and our facilities in the Netherlands, we have regional data centers that provide 24/7 localized technical support to our customers. We also leverage these facilities to dispatch technical personnel to support our Lifecycle Support Services offering.

Our service offerings are continuously being fine-tuned, partly through customer-funded programs and partly through internally funded programs. Our goal is to create high-value, customized application-based solutions for our customers, which are based on standardized building blocks, or service lines. The following service lines are the focal point of our evolving strategy.

Access Services Line

The Access service line enables global data, voice and video transport services. This service line incorporates our ability to provide solutions leveraging our global network to provide broadband access anywhere around the globe. The Access business is the backbone of our service solutions and is the key driver of our overall revenue streams. The Access Services Line includes the following:

Access Plus utilizes a combination of terrestrial connectivity, satellite bandwidth and our teleports, along with a variety of remote very small aperture terminals, or VSATs, or a network of VSATs, to provide end-to-end connectivity. Our VSAT hubs, at our teleports, coupled with the extension and expansion of our terrestrial backbone network to these locations provide us with global VSAT coverage. This coverage and flexibility provide a wide range of services encompassing fundamental satellite technologies, including:

•	Single Channel per Carrier (SCPC)

•	Multiple Channel per Carrier (MCPC)

•	Time Division Multiple Access (iDirect)

•	Deterministic SCPC (Vipersat)

•	Broadband Global Area Network (BGAN)

Access Video Backhaul based upon Access Plus, is specifically developed for video-centric delivery. The primary technology enabling this service is the Digital Video Broadcast standard (DVB/DVB-S2). Our Access Video Backhaul product leverages the core service elements with a greater concentration on maximizing video throughput while ensuring the highest service availability into potentially residential-grade reception systems or to cable head ends. The current evolution of IP-centric video delivery will continue to shape new technologies in this arena. The current adoption of H.264 and MPEG-4 technologies has been slow, though they continue to gain ground. As the industry evolves, we will continue to position the Access Video Backhaul product within the market to offer the greatest amount of value to the end user. Specifically, we look to retain the current platform in place and continue to offer services with only gradual adaptation of the new technology to ensure a broad market access until end-users have widely adopted the new technology.

Access Voice Termination is also based upon the Access Plus product and is specifically designed for voice termination services. We are licensed by the FCC and we provide high quality, toll-based termination of voice calls while leveraging high compression and highly reliable connectivity between the Globecomm network and the voice origination network. This differentiates us from many low cost providers. In addition, we often take advantage of utilizing pre-existing links, which allows us to position the Access Voice Termination product as extremely competitive alongside high value voice over IP providers while delivering a superior service in terms of features (caller ID, signaling pass through, etc.) and overall quality.

Access Bandwidth is one of the largest elements of our cost of doing business, but it is also an asset which we utilize as a source of revenue. We lease and resell over one GHz of total satellite bandwidth across the globe for different frequencies, coverage areas and polarizations. Given our increased demand, we are able to leverage our increased buying power in the satellite provider market, and are often capable of procuring bandwidth at very competitive rates. Accordingly, we leverage our current inventory of capacity or resell our provider’s capacity. We continually attempt to optimize and consolidate bandwidth to ensure attractive margins while being cost-competitive compared to our competitors and competing mediums. This service affords us the ability to provide long-term satellite bandwidth resale opportunities with minimal overall risk.

Access Maritime is technically similar to our Access Plus line but is customized by us for the maritime industry, and supports traditional narrowband services as well as broadband IP based services. This product provides vessel owners and operators with a diverse range of services, including; e-mail, Internet access, remote network management, on board Wi-Fi, virtual private network and voice over IP applications. Access Maritime utilizes all available technologies from Inmarsat, Iridium, Thuraya, and traditional VSAT providers to provide a full feature set of solutions to the maritime market. We will look to capitalize on the convergence of these various technologies in order to provide a single ubiquitous service to the maritime market that will help drive higher IP throughput at a lower cost to the vessel operator.

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

AccessX® our X-Band-based service is also technically similar to our Access Plus line, though customized for the military market, and operates on commercial X-Band frequencies. Commercial X-Band frequencies have only recently been made available for use. We can offer X-Band services through our partnership with our Poland teleport operator. We have successfully tested and operated on XTAR and Paradigm X-Band fleets into our TomCat® product. We are one of the only providers that manufacture microsat terminals and can provide the service into these terminals via our Access X® service offering.

Hosted Services Line

This service line is based on creating scalable solution offerings leveraging our facilities which provide cost-effective outsourced capabilities to niche market segments. In addition, this service line includes internally developed application-based services. Our hosted services are currently positioned to address the needs of the enterprise, media, maritime and wireless vertical markets. The Hosted Services Line includes the following:

Hosted Cellular allows our customers the ability to outsource their switching services through a full-featured hosted mobile switching center for GSM/UMTS and CDMA/EVDO technologies. The target customer base includes hundreds of small to mid-sized cellular operators in North America, emerging cellular operators globally and large international operators extending their coverage and/or meeting Universal Services Obligations. This particular product is driven by leveraging our core service elements, including:

•	Our GSM-UMTS/HSPA Switching/Core Platform;

•	Our CDMA-EVDO Switching/Core Platform;

•	Domestic and international connectivity for voice, data and Internet;

•	Our network of Tier 1 IP terrestrial providers at our teleport locations and the interconnectivity between our teleport facilities;

•	Our large pool of diverse satellite bandwidth coverage, frequencies and providers; and

•	Our centralized global NOC.

The hosted value proposition is focused on creating alternative, cost-effective solutions to establish or grow cellular networks while delivering a compelling return on investment with lower capital requirements and operating expenses. In some cases, the hosted model represents the only viable financial model. The solution provides a cost-effective way to introduce new services and technologies to an existing network (2G to 4G migration, SMS, MMS, etc.) and an affordable solution to deliver cellular services to unserved areas while meeting government-imposed Universal Services Obligations. Lastly, the solution provides an accepted and “trusted” source where large, established cellular operators are comfortable that its roaming customers will interoperate with our hosted customers and are paid under their respective roaming agreements.

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

Our Ericsson GSM/UMTS Switching Core (“Core”) positions us to expand this business. The Core will provide a full featured hosted GSM/UMTS (2G/3G) platform to scale the hosted business in North America and internationally with the ability to migrate to LTE/ 4G in the future.

Hosted Video minimizes customer capital and operating expenditures and is positioned to address the needs of the enterprise and media market verticals. A key differentiator for us in providing high quality networked service is the ability to leverage our facility in Hauppauge, New York, allowing for outstanding satellite and terrestrial connectivity. This product includes both the hardware for hosting the services and the software platforms for customers to securely publish process and distribute their content. This solution also allows viewers to interact with the content and provides stakeholders with valuable viewership reporting. The capabilities for our Hosted Video product include:

•	Publishing platform for hosting of Video On Demand content;

•	Media processing infrastructure for the transcoding of live and on-demand content for viewing across hybrid networks and for viewing on televisions, computers and mobile devices;

•	Security platforms to ensure secure content delivery and digital rights management across diverse networks;

•	Streaming media platform for delivery across hybrid network topologies;

•	Interactive platform allowing viewers to interact with live presenters and on-demand content; and

•	Administrative platform providing customers with back office control and reporting.

TempoSM is a hosted terrestrial enterprise media platform that provides enterprises with a single platform to deliver interactive employee communications to a global audience. This service provides a secure platform to publish content, conduct interactive live events, and manage each viewer’s access to programming through the personal computer, television, and the mobile handheld device. Tempo’sSM advanced technology operates in a complete browser environment without the need for any additional plugins, applications or programs to be installed on any device. In addition, TempoSM offers interactive, high quality video broadcasts with integrated polling and chat features, and captures meaningful analytics on viewing behavior and testing results to improve effectiveness of enterprise communications.

Professional Services Line

Our professional services line is driven by our ability to provide outsourced resource expertise. We act as trusted advisors to our government and commercial clients by providing end-to-end technology solutions. We provide these services on either a stand-alone basis, or bundled with other service lines or infrastructure solutions.

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

Lifecycle Support Services Line

Our Lifecycle Support Service line includes efforts required to implement and maintain our customer’s networks 24/7. These services include field installation, network monitoring, help desk and maintenance. We are able to offer these services by leveraging our global network of certified personnel. We have government-cleared personnel as well as commercial personnel across the globe supporting our Lifecycle Support Services. In addition, we have global maintenance partners that provide us access to skilled technicians worldwide, which allow us to quickly expand and contract our workforce globally. We provide the following products on either a stand-alone basis, or bundled with other service lines or infrastructure solutions:

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

Infrastructure Solutions Overview

Our infrastructure solutions consist of the design, engineering and installation of complex ground segment systems and networks, which are deployed in communications and media delivery networks for the government, media, wireless and enterprise verticals. We combine our expert engineering and design capabilities with state-of-the-art technologies and products to provide solutions for implementing and maintaining satellite earth stations, uplink centers, media broadcast centers and IP communication networks. In the case of complex IP-based networks, our infrastructure solutions support a wide range of network applications and facilitate “quadruple play” services, comprised of video, data, voice and wireless communications.

We offer complete turn-key solutions, providing system architecture and design, equipment rack and cable design and integration, site layout and design, all required civil works, power systems and installation and commissioning. Our experienced team offers all levels of training, staff augmentation and comprehensive lifecycle support.

Pre-Engineered Products

A key component of our infrastructure solutions is our product line of pre-engineered fixed and mobile/transportable satellite terminals and software-based network management systems, which are marketed under the SummitTM, ExplorerTM and AxxSys® brands. These product solutions are designed to address the government and commercial marketplace. Summit fixed satellite terminals have antenna apertures ranging from sub-meter to eighteen meters in diameter using pre-engineered building blocks that assure high reliability and rapid response. Explorer mobile/transportable satellite terminals have antenna apertures ranging from sub-meter to four meters in diameter using highly integrated electronic and mechanical packaging techniques in order to provide ease of transport, light weight and a small form factor. The AxxSys® network management systems provide the capability to efficiently and securely manage, monitor and control small to large scale networks. A brief description of each product line is provided below:

Summit Product Line — Fixed Satellite Terminals

Summit fixed earth station antennas come in configurations ranging from sub-meter up to eighteen meter diameter, customized for each installation from a field-proven set of blocks that provides high reliability satellite communications. Summit earth station terminals include all satcom electronics (L through Ka-band and all intermediate frequencies) needed to meet the customer’s requirements for transmit, receive and interface to terrestrial networks, either integrated within the antenna or a separate shelter or building. All our products include complete system documentation along with our commitment to provision and commission the products into service.

Explorer Product Line — Transportable Satellite Terminals

Explorer satellite terminals are custom-configured for each customer’s requirements based on pre-engineered building block components with proven mission critical service in the field. The result is a mix of high performance at an affordable cost. The product has integrated electronics for L, C, X, Ku and Ka bands which are suited for a wide range of military, institutional, news gathering, enterprise, disaster recovery and other applications. This product is available in antenna sizes ranging from sub-meter up to four meters. Depending on the requirements, they can be configured as vehicle-mounted, trailer-mounted, transportable or fly-away terminals.

These products provide cost-effective, two-way communications in locations where traditional communication infrastructure is inadequate or nonexistent. The Explorer product line includes a range of terminals highlighted below:

TomCat™ X Band is a light-weight, man-transportable X band satellite communications system that sets up and can be operational within minutes. The TomCat™ weighs just 35 pounds and can reach a downlink capacity of up to 3Mbps and an uplink capacity of 1.5Mbps. The terminal was designed to address the growing use of the U.S. military’s WGS system for use in tactical environments and other rapid response applications.

Auto-Explorer™ 0.77 Meter Ku Band terminals were designed for ease of operation by non-satellite personnel by incorporating automatic satellite acquisition technology. These satellite terminals include an integrated electronics package designed to incorporate the radio frequency, monitor and control and satellite modem components into an outdoor mounted package.

Auto-Explorer™ 1.2 Meter Multi Band is a self-contained, portable, auto-acquisition terminal for X, Ku and Ka band satcom applications, specifically tailored for the government’s WGS constellation of satellites. The system is configurable for single, dual or tri-band operation, depending on customer requirements. The versatile, auto-aligning VSAT antenna uses band-specific feed cartridges with integrated RF electronics to enable quick and simple frequency conversion in the field from X to Ku to Ka satellite bands. The X and Ka band variants are certified for WGS operation.

Auto-Explorer™ 1.2 Meter Multi Band Lightweight Transport (LT) terminal utilizes integrated carbon fiber technology and reduced weight component, making it a lightweight alternative to the existing Auto-Explorer 1.2 Meter terminals. The LT is fully IATA compliant for checked airline baggage. It offers a three transport case solution, with each case weighing less than 70 pounds. The versatile, auto-aligning VSAT antenna uses band-specific feed cartridges with integrated RF electronics to enable quick and simple frequency conversion in the field from X to Ku to Ka satellite bands.

Explorer TES is a trailer mounted transportable earth station that serves as a primary gateway or remote access point for the most demanding applications.

GlobalStorm 2400/3700 is a trailer based earth station system that is utilized for field communications, featuring 2.4 meter and 3.7 meter antennas which are large enough for difficult links.

Explorer Pallet is a vehicle-mounted transportable satellite communication pallet terminal that provides single or multi-band electronics for operation on military and commercial satellites.

AxxSys® Network Management System

Our pre-engineered products also include a line of AxxSys® network management systems designed for management and control of satellite-terrestrial networks and include flexible interface devices that can be configured to communicate with satellite communications equipment and networking equipment from various manufacturers. The following details our products in this category:

AxxSys® Network Management Systems are software computer-based network management systems that monitor and control satellite communication equipment and satellite terminal networks. AxxSys-based network management systems provide status reporting locally or remotely and provide the ability to manage distributed satellite communications networks on a global basis. Our current version AxxSys Orion monitors and controls all of the terrestrial elements of a satellite communications network. This includes the ability to manage other network elements, such as routers, microwave, fiber and wireless subsystems. Deployed over an industry-standard IP network, it is capable of monitoring and controlling from dozens to thousands of devices. Network management systems are key to simplifying operations and maintenance of satellite-based networks and, therefore, add value to the systems and networks we integrate.

SpyGlass Carrier Monitoring Systems® are computer-based carrier monitoring tools for service providers who need to monitor and manage their transmissions to ensure service reliability and availability. Our SpyGlass® family of carrier monitoring tools integrates with the AxxSys network management system to provide ease of operation.

Systems Design and Integration Products

We design, integrate, install, test and commission complex communication and media network solutions to meet the needs of our customers. Our custom systems design and integration services are largely focused in three areas (1) requirements for media broadcast and distribution solutions, including complex Media Processing Centers, Direct-to-Home (DTH) and IPTV solutions, Master Control & Origination Centers and Studios and DVB-T2 product solutions; (2) satellite networks and earth stations, teleport uplink centers, broadcast centers; and (3) complex, multi-technology, next generation IP-based communications network solutions. This part of our business is based on our core engineering expertise in satellite and terrestrial network design, wireless technology and solutions, media-broadcast engineering, along with network management software solution design.

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

Sales and Marketing

We continue to mature our sales and marketing approach as we expand our solution offerings. We market our solutions to several market verticals which include government, wireless, media, enterprise and maritime. We have developed a corporate sales and marketing approach enabling us to proactively address opportunities in these vertical markets. We also continue to look for opportunities to exploit our offerings in new market verticals.

In addition to our corporate market vertical approach we leverage regional business team offices. This enables us to effectively support existing customers, targeted trade shows and demos teamed with company-wide events and marketing with a local presence. We believe that this regional effort, along with the corporate market vertical strategy enables us to optimize our ability to find and respond to potential opportunities. Our regional business team’s offices have responsibility for the Americas, Asia Pacific and EMEA (Europe, the Middle East and Africa) regions.

Supporting this sales and marketing approach we have expert teams who are focused on leveraging our know-how in IP networking, broadcast technology, wireless networks, pre-engineered systems, network management systems, software development and network services to provide added value to our products and services. The strength of our expert teams is highlighted at our Annual Technology Forum.

The corporate sales and regional business teams along with our expert teams work together to identify, develop and maintain close and continuing customer relationships. We believe this customer account management focus provides continuity and loyalty between our customers and us. This approach fosters long-term relationships that lead to follow-on work and referrals to new customers. These accounts also provide us with a market for new products and services that we develop.

We will continue to leverage and implement the Globecomm brand globally. This brand is synonymous with global communication excellence. As we continue to expand our reach into new markets, we will expand our name brand recognition to these markets as well.

We use direct mailings, print advertising and social media to targeted markets and trade publications to enhance awareness and acquire leads. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters, Armed Forces Communications and Electronics Association, Communication Media Management Association and other industry associations. Globecomm plans to participate in multiple corporate sponsored tradeshows over the next year, including SATCON, AFRICOM and SATELLITE 2013 in the satellite communications industry; CABSAT and NAB for the media vertical, several government tradeshows including MILCOM and LANDWARNET, wireless shows including CTIA, CANTO and RCA, enterprise shows including Streaming Media East and West and maritime shows including Digital Ship, Posidonia and SMM. We also provide marketing information on our website and conduct joint marketing programs with sales representatives in various regions to reach new customers.

Competition

In the communications services market, we believe that our ability to compete successfully is based primarily on our reputation and providing prompt delivery and initiation of service, competitive pricing, consistent and reliable connections and high-quality customer support.

In the enterprise and broadcast solutions markets, we compete with other communication companies who provide similar services, such as Encompass Digital Media Inc. and Hughes Networks Systems, LLC. In addition, we may compete with other communications services providers such as

CapRock and Inmarsat Government, and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services.

In the satellite infrastructure solutions market, we believe that our ability to compete successfully is based primarily on our reputation and the ability to provide a solution that meets the customer’s requirements, including competitive pricing, performance, on-time delivery, reliability and customer support.

Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators such as Thales, Rockwell Collins and SED Systems and (2) equipment manufacturers who also provide integrated systems, such as General Dynamics, SATCOM Technologies, ViaSat Inc., Alcatel and ND Satcom AG.

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

Customers

We have established a diversified base of customers in a variety of market verticals, including providing services directly to end-clients as a prime contractor and as a subcontractor under other prime contractors. Our customers include government, enterprise, media, maritime and wireless service providers. We typically rely upon a small number of customers, or prime contractors in the case we are acting as a subcontractor, and which we generally refer to in the aggregate as customers, for a large portion of our revenues. We derived 19% of our revenues in the year ended June 30, 2012 from US Army CECOM. A significant portion of this revenue with US Army CECOM is derived from a multi-year, $74 million agreement (“Contract A”) which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. In addition we performed work as a subcontractor from Northrop Grumman Information Technologies Inc. (“Northrop”), which has a prime contract with the U.S. Government. The contract between Northrop and the U.S. Government expired in February 2012 and a follow on project was awarded to another contractor. We have contracted with Inmarsat Government under the new program, to provide services similar to those provided to Northrop. This subcontract is expected to continue to be material to our results of operations. We derived 13% of our revenue in the year ended June 30, 2012 under this program from both of these contractors combined under which we earn comparably higher profit margins. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) or other contractors, as we seek to expand our business and customer base. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor. See the section entitled “Risk Factors.”

Backlog

At June 30, 2012, our backlog was approximately $188.7 million compared to approximately $232.0 million at June 30, 2011. Our services segment backlog was $103.3 million and $113.6 million as of June 30, 2012 and 2011, respectively. The net decrease is due to the timing of bookings due to a change in the contactor on a government program to another contractor in fiscal 2012 and a significant equipment shipment in fiscal 2012 partially offset by the booking of a seven-year extension with

Showtime Network Inc. Our infrastructure solutions segment backlog was $85.4 million and $118.4 million as of June 30, 2012 and 2011, respectively. The decrease is driven by a decline in bookings of contract orders due to continued economic slowdown, which has resulted in government and commercial customers delaying or cancelling projects. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2012, $80.2 million, or approximately 42.5%, of our backlog represented contracts with three customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled, delayed or revised. See the section entitled “Risk Factors.”

Product Design, Assembly and Testing

Within our infrastructure solutions business, we assign a project team to each of our customer contracts. Each team is led by a project engineer who is responsible for execution of the project. This includes engineering and design, assembly and testing, installation and customer acceptance. A project may include engineers, integration specialists, buyer-planners and an operations team. Our standard satellite ground segment systems are manufactured using a standard modular production process. Typically, long-term projects require significant customer-specific engineering, drafting and design efforts. Once the system is designed, the integration specialist works with the buyer-planner and the operations team to assure a smooth transfer from the engineering phase to the integration phase. The integration phase consists mainly of integrating the purchased equipment, components and subsystems into a complete functioning system. Assembly, integration and test operations are conducted on both an automated and manual basis.

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

Research and Development

We have developed internal research and development resources in IP networks, wireless networks, content delivery networks, broadcast systems, network management systems and pre-engineered systems. The costs of developing new technologies are funded by our investments and by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on expanding the Tempo Enterprise Media Platform, continued development of our software-based distributed core network to support our wireless hosted switch service offering for our service provider customers, expanding X and Ka band product capabilities, enhancements to pre-engineered AxxSys network management systems for all our earth terminal and network customers and pre-engineered Explorer satellite systems for our government customers and enhancements to our se@comm maritime communications suite of software products and value added services. For the years ended June 30, 2012, 2011 and 2010, we incurred approximately $6.3 million, $4.3 million, and $3.3 million, respectively, in internal research and development expenses.

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

Government Regulations

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed teleports in Hauppauge, New York, and Laurel, Maryland, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained or applied for, and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our teleports. We have also obtained and maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier. We have also obtained a license from Agentschap Telecom, the licensing authority in The Netherlands, for the teleports operated by us in The Netherlands. These licenses should be renewed in the normal course as long as we remain in compliance with applicable rules and regulations relating to the licenses. However, we cannot guarantee that additional licenses will be granted when our existing licenses expire, nor can we assure you that the applicable regulatory agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

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

Employees

As of June 30, 2012, we had 498 full-time employees, including 237 in engineering and program management, 130 in manufacturing, operations support and network operations, 50 in sales and marketing and 81 in management and administration. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Geographic Areas

Revenues from foreign sales as a percentage of total revenues for each of the three years in the period ended June 30, 2012 are set forth in Note 15 of the Notes to Consolidated Financial Statements. Foreign assets and long lived-assets located in foreign locations are set forth in Note 14 of the Notes to Consolidated Financial Statements.

Financial Information About Business Segments

The revenues and operating results of each business segment for each of the three years in the period ended June 30, 2012 and the identifiable assets attributable to each business segment as of June 30, 2012 and June 30, 2011 are set forth in Note 14 of the Notes to Consolidated Financial Statements.

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

During the past several years, as a consequence of the worldwide financial and economic crisis and business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three years ended June 30, 2012, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past. Moreover, the profit margins on future bookings could continue to be compressed due to competitive pressures. The growth and profitability of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

A limited number of customer contracts, including those in which we provide subcontractor services for a prime contractor, account for a significant portion of our revenues and profits, and the inability to replace a key customer contract or the failure of the customer to implement its plans, including the loss of a prime contract by a prime contractor, would adversely affect our results of operations, business and financial condition.

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the year ended June 30, 2012, 19% of our revenues were derived from US Army CECOM. A significant portion of this revenue with US Army CECOM is derived from a multi-year, $74 million agreement which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. In addition we performed work as a subcontractor from Northrop Grumman Information Technologies Inc. (“Northrop”), which has a prime contract with the U.S. Government. The contract between Northrop and the U.S. Government expired in February 2012 and a follow on project was awarded to another contractor. We have contracted with Inmarsat Government under the new program, to provide services similar to those provided to Northrop. This subcontract is expected to continue to be material to our results of operations. We derived 13% of our revenue in the year ended June 30, 2012 under this program from both of these contractors combined under which we earn comparatively higher profit margins. In addition, we have agreements with three customers to provide equipment and services from which we expect to generate a significant portion of revenues. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn or other reduction in defense spending in this marketplace, including as a result of the U.S. military’s withdrawal from combat in Afghanistan would adversely affect us.

In the year ended June 30, 2012, we derived 59% of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

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

We market and sell a substantial portion of our services and products internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future, including revenues from our acquisitions, with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

•	general political and economic instability in international markets, including the hostilities in Iraq and Afghanistan, could impede our ability to deliver our services and products to customers;

•	longer payment terms and difficulties in collecting accounts receivable could affect our results of operations;

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

Since our service revenue has generally increased as a percentage of total revenue in prior periods, if our service revenue decreases or margins decrease, our results of operations will be harmed.

Future revenues and results of operations of our services business are dependent on the success of the market for our current and future services. While our services revenue generally increased as a percentage of total revenue in prior periods, our services revenue decreased as a percentage of total revenue in the year ended June 30, 2012 compared to the year ended June 30, 2011 due to a significant increase in relatively low margin infrastructure revenue, including from Contract A. In the year ended June 30, 2012 services revenues were 58% of total revenue, compared to 69% and 60% in fiscal 2011 and 2010, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business and has accounted for all of our profits in the past three fiscal years. Our revenues and results of operations may also be affected by our entry into contracts bearing lower gross margins due to competitive pressures. A future reduction in the proportion of our services business would disproportionately impact our results of operations.

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations. In the years ended June 30, 2012 and June 30, 2011, we recorded $1.5 million and $2.1 million, respectively, for additional costs incurred on a fixed-price contract in the infrastructure segment (“Contract B”). The additional costs were due in large part to unexpected difficulties and consequential substantial costs associated with engineering and production issues.

Future acquisitions and strategic investments may divert our resources and management’s attention, results may fall short of expectations and, as a result, our operating results may be difficult to forecast and may be volatile.

We have made several acquisitions and intend to continue pursuing acquisitions or investments in complementary businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangibles assets. Acquisitions involve numerous risks, including:

•	volatility in reported results due to the reassessment of the valuation of any earn-out provisions included in acquisition transactions;

•	failure of the acquisition or investment to meet the expectations upon which we made a decision to proceed;

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	substantial transaction costs even if the acquisition is abandoned prior to completion;

•	the potential of significant goodwill and intangibles write-offs in the future in the event that an acquisition or investment does not meet expectations;

•	increased expenses associated with the consummation and integration of an acquisition; and

•	loss of key employees, customers or suppliers of any acquired business.

We cannot assure you that any acquisition or strategic investment will be consummated, will be successful and will not adversely affect our business, results of operations or financial condition.

In the event of a catastrophic loss affecting our operations in Hauppauge, New York, Laurel, Maryland or the Netherlands, our results of operations would be harmed.

The services segment’s revenues and results of operations are dependent on the infrastructure of the network operations center and the Kenneth A. Miller International Teleport at our headquarters in Hauppauge, New York, the network operations centers and teleports at our Laurel, Maryland and Netherlands facilities. A catastrophic event to any of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring services capabilities. These capabilities permit us to offer an integrated suite of services and products and the incapacity of our communications infrastructure would also negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.

Our markets are highly competitive and we have many established competitors, and we may lose market share as a result.

The markets in which we operate are highly competitive and this competition could harm our ability to sell our services and products on prices and terms favorable to us. Our primary competitors in the infrastructure solutions market generally fall into two groups: (1) system integrators, such as Thales, Rockwell Collins and SED Systems, and (2) equipment manufacturers who also provide integrated systems, such as General Dynamics, SATCOM Technologies, Viasat Inc., Alcatel and ND Satcom AG.

In the enterprise and broadcast solutions markets, we compete with other communication companies who provide similar services, such as Encompass Digital Media Inc. and Hughes Networks Systems, LLC. In addition, we may compete with other communications services providers such as CapRock and Inmarsat Government, and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From July 1, 2011 through August 31, 2012, our stock price ranged from a low of $9.44 per share to a high of $16.43 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded as well as the concentration of ownership of our common stock, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. Based solely on information contained in a Schedule 13G/A, filed with the SEC on July 9, 2012, NSB Advisors LLC, an investment advisory firm, beneficially owned 31.5% of our outstanding common stock, having reduced its ownership from 46.9% as reported on February 14, 2012; investment decisions by this shareholder could significantly affect the liquidity and price of our common stock and could result in a substantial shift in ownership of our company. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We also have licenses from Agentschap Telecom, the licensing authority in The Netherlands, for the teleports operated by us in The Netherlands. We cannot guarantee that the applicable government agencies will grant renewals when our existing licenses expire, nor are we assured that the agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport, network operations center and production space. We also own a facility containing approximately 20,000 square feet of space on approximately three acres located in Laurel, Maryland, which houses the teleport facility and network operations center. We lease warehouse and production space in Hauppauge, New York; lease land in Netherlands for a teleport facility; and rent office space in Laurel, Maryland, Frederick, Maryland, Cedar Knolls, NJ, Arlington, Virginia, the Netherlands, the United Kingdom, Germany, the United Arab Emirates, Singapore, Hong Kong, Afghanistan, and South Africa. We believe that our facilities are adequate for our current needs and for the foreseeable future; we also expect that suitable additional space will be available as needed. Total monthly rent expense for these locations is approximately $229,000.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safe Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Global Market under the symbol “GCOM.” The quarterly high and low sales prices of our common stock for fiscal 2012 and 2011 are as follows:

	High	Low
2012
Quarter ended September 30, 2011	$16.43	$10.63
Quarter ended December 31, 2011	14.62	11.83
Quarter ended March 31, 2012	16.00	13.29
Quarter ended June 30, 2012	14.92	9.44
2011
Quarter ended September 30, 2010	$8.73	$6.52
Quarter ended December 31, 2010	10.19	7.86
Quarter ended March 31, 2011	12.34	8.96
Quarter ended June 30, 2011	16.00	11.63

At September 10, 2012, there were approximately 3,700 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq Global Market on September 10, 2012, our market price per share was $12.53.

As of June 30, 2012, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future. We are precluded from issuing dividends as long as we have amounts outstanding under our credit facility.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	507,976	$6.86	235,002
Equity compensation plan not approved by security holders(1)	31,500	6.82	—

Total	539,476	$6.86	235,002

(1)

Shares were issued as part of the Globecomm Systems/Telaurus 2009 Special Equity Incentive Plan, which was established in connection with the acquisition of Telaurus. The Compensation Committee of our board of directors administers the plan. The plan allowed for (i) stock option grants with a ten-year limit on exercise from the date of the grant (with 1/4 of the stock option grant vesting on the anniversary of the date of the grant each year for four years), (ii) restricted stock grants (with 1/3 of the restricted stock grant vesting on the anniversary of the date of the grant each year for three years) and (iii) restricted stock unit grants (with 1/3 of the restricted stock unit grant becoming transferable on the anniversary of the date of the grant each year for three years). Under the plan, awards could be granted with respect to 60,000 shares of common stock of the Company, 35,000 shares of which were granted in the form of options. Pursuant to its terms, no further awards may be made under the plan. Awards are subject to adjustments upon certain changes in our common stock or other corporate events.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return, assuming dividend reinvestment of $100 invested in the Company’s common stock on June 30, 2007 through June 30, 2012 with the cumulative total return, assuming dividend reinvestment of $100 invested in the Nasdaq Global Market (U.S.) Index and a Self Constructed Peer Group Index. The old peer group consists of the following companies: Comtech Telecommunications Corp., EMS Technologies, Inc., ViaSat, Inc., and Telecommunication Systems Inc. In the current report we added Harris Corporation to create the new peer group and removed EMS Technologies, Inc. as they were acquired in August 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Globecomm Systems Inc., the NASDAQ Composite Index,

Old Peer Group, and New Peer Group

*	$100 invested on 6/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.	Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2012 have been derived from our audited consolidated financial statements. EBITDA represents net income before interest income, interest expense, provision (benefit) for income taxes, and depreciation and amortization expense. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use EBITDA in measuring performance relative to that of our competitors and in evaluating acquisition opportunities. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies.

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

Selected Financial Data

(In thousands, except per share data)

	Years Ended June 30,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenues from services	$220,921	$188,700	$135,796	$81,344	$62,891
Revenues from infrastructure solutions	160,980	85,491	92,021	88,817	133,634

Total revenues	381,901	274,191	227,817	170,161	196,525

Costs and operating expenses:
Costs from services	152,302	131,329	99,424	60,995	47,739
Costs from infrastructure solutions	142,831	70,423	75,974	73,877	106,699
Selling and marketing	19,576	18,015	14,977	12,985	10,873
Research and development	6,251	4,304	3,342	2,392	1,913
General and administrative	34,432	30,038	23,957	15,954	15,888
Earn-out fair value adjustments	(11,874)	4,824	178	—	—

Total costs and operating expenses	343,518	258,933	217,852	166,203	183,112

Income from operations	38,383	15,258	9,965	3,958	13,413
Other income (expense):
Interest income	246	186	386	534	1,733
Interest expense	(574)	(410)	(106)	—	(285)

Income before income taxes	38,055	15,034	10,245	4,492	14,861
Provision (benefit) for income taxes	9,492	6,046	2,343	1,193	(12,158)

Net income from continuing operations	$28,563	$8,988	$7,902	$3,299	$27,019

Basic net income from continuing operations per common share	$1.29	$0.42	$0.38	$0.16	$1.39

Diluted net income from continuing operations per common share	$1.26	$0.41	$0.38	$0.16	$1.34

Weighted-average shares used in the calculation of basic net income from continuing operations per common share	22,078	21,332	20,560	20,219	19,476

Weighted-average shares used in the calculation of diluted net income from continuing operations per common share	22,711	22,026	20,992	20,507	20,140

	Years Ended June 30,
	2012	2011		2010	2009	2008
Other Operating Data:
Net income	$28,563 (d)	$8,988	(d)	$7,902	$3,299	$27,019
Other (income) expense, net	328	224		(280)	(534)	(1,448)
Provision (benefit) for income taxes	9,492	6,046		2,343	1,193	(12,158	)(a)
Depreciation and amortization	12,614	9,703		7,479	5,968	5,742

EBITDA	$50,997	$24,961		$17,444	$9,926	$19,155

Cash flows provided by operating activities	$48,201	$16,506		$13,560	$9,011	$9,207
Cash flows used in investing activities	(19,344)	(28,494)		(28,026)	(16,719)	(5,008)
Cash flows (used in) provided by financing activities	(4,669)	16,891		13,449	339	21,642
Capital expenditures	14,844	9,363		8,772	4,336	5,008
Backlog at end of year	188,730	231,997		163,937	153,865	146,787

	June 30,
	2012	2011		2010		2009	2008
Balance Sheet Data:
Cash and cash equivalents	$72,196	$47,964		$42,863		$44,034	$51,399
Working capital	109,837	79,686		76,712		74,644	79,009
Total assets	310,067	294,611		240,710		191,539	193,092
Long term liabilities	27,290	33,517	(c)	14,021	(b)	1,506	957
Total stockholders’ equity	219,388	183,790		167,103		154,812	148,776

(a)	During fiscal 2008 we recorded a non-recurring tax benefit of $12.5 million primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance.

(b)	The increase in long term liabilities at June 30, 2010 is primarily due to a term loan used to partially fund the acquisition of C2C and Evocomm in March 2010.

(c)	The increase in long term liabilities at June 30, 2011 is primarily due to a term loan used to partially fund the acquisition of ComSource in April 2011.

(d)	Amount includes an earn-out fair value gain of $11.9 million in the year ended June 30, 2012 and an earn-our fair value expense of $4.8 million in the year ended June 30, 2011 related to the accrual for acquisition earn-out payments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes and the risks and other factors described in the “Risk Factors” sections included elsewhere in this Annual Report. See also the “Cautionary Note Regarding Forward Looking Statements” above.

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from the government marketplace and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts, which directly impacts our military-related business. Our business may also be affected by the government’s budgetary issues and its recent efforts to reduce the national deficit and defense spending, which may have a significant effect on our results of operations.

The services and products we offer include: access, hosted, and lifecycle support services, pre-engineered and systems design and integration products. To provide these services and products, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government, our customers are communications service providers, commercial enterprises and media and content broadcasters.

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

As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the three years ended June 30, 2012, 2011 and 2010. We are also experiencing a shift in our infrastructure business from numerous smaller orders to ones that are larger and include various milestones which affect revenue recognition. This may result in more significant quarter-to-quarter shifts in revenues from this segment in the future. We experienced a significant increase in revenues from this segment in the fiscal 2012 as a result of this shift, although these larger contracts often carry lower gross margins.

We derived 19% of our revenues in the year ended June 30, 2012 from US Army CECOM. A significant portion of this revenue with US Army CECOM is derived from a multi-year, $74 million agreement which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively lower profit margins. In addition we performed work as a subcontractor from Northrop, which had a prime contract with the U.S. Government. The contract between Northrop and the U.S. Government expired in February 2012 and a follow on project was awarded to another contractor. We have contracted with Inmarsat Government under the new program, to provide services similar to those provided to Northrop. This subcontract is expected to continue to be material to our results of operations. We derived 13% of our revenue in the year ended June 30, 2012 under this program from both of these contractors combined. This program has provided profit margin significantly above our norm. We have entered into a service contract, with an initial term ending December 31, 2013, with the subcontractor under the U.S. Government’s contract with Northrop’s successor, Inmarsat Government, for the next phase of this program, and under which we expect to continue to provide similar services, albeit at a somewhat lower profit margin. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

In a majority of cases, revenues related to contracts for infrastructure solutions and services have been fixed-price contracts. The profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any single contract could have a material adverse effect on our business, financial condition and results of operations. In the years ended June 30, 2012 and June 30, 2011, we recorded $1.5 million and

$2.1 million, respectively, for additional costs incurred on Contract B. The additional costs were due in large part to unexpected difficulties resulting in unexpected substantial costs associated with engineering and production issues. The remaining revenues associated with Contract B are expected to be recognized in fiscal years 2013 and 2014 and will have no profit margin associated with them, which has negatively impacted our gross margin percentage in the year end June 30, 2012 and will negatively impact our gross margin percentages in fiscal years 2013 and 2014 as milestones are reached.

While our cash provided by operating activities has improved and reflects more normalized results in the year ended June 30, 2012, our cash provided by operating activities was negatively impacted in fiscal years ended June 30, 2011 and 2010 due to the increase in inventories and the payment of accounts payable. This increase was the result of inventory purchases related to Contract B. As we recognize revenues from Contract B in the future, our cash provided by operating activities is expected to continue to normalize and significantly improve.

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor costs. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions, as well as amortization of intangible assets.

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

We enter into multiple-element arrangements with our customers including hardware, engineering solutions, professional services and maintenance services. For arrangements involving multiple deliverables, we evaluate and separate each deliverable to determine whether it represents a separate unit of accounting based on whether the delivered item has value to the customer on a stand-alone basis. Consideration is allocated to each deliverable based on the item’s relative selling price. We use a hierarchy to determine the selling price to be used to allocate revenue to each deliverable as follows: (i) vendor-specific objective evidence of the selling price; (ii) third party evidence of selling price; and (iii) best estimate of selling price.

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

Goodwill and Other Intangibles Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the year ended June 30, 2012 that resulted in the impairment of any goodwill or other intangible assets.

Deferred tax assets

We regularly estimate our ability to recover deferred income taxes, report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

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

At June 30, 2012 and June 30, 2011, we had a liability for unrecognized tax benefits of approximately $1,475,000 and $1,423,000, respectively, which if recognized in the future, would favorably impact our effective tax rate.

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

As of June 30, 2012 there was approximately $4,707,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2012 there was approximately $153,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years.

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

Valuation of Contingent Consideration

Contingent consideration relates to the fair value of the earn-out accrual for acquisitions. We estimate this accrual by using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis is performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook.

As of June 30, 2012, we have an accrual of $4,700,000 for the estimated fair value of the earn-out for the ComSource acquisition. In the year ended June 30, 2012, we recorded an earn-out fair value gain of approximately $11,874,000 relating to a decrease in ComSource’s estimated results. This decrease is due to the unforeseen loss of funding on a program in September 2011 and a reduction in forecasted results due to delays in funding of new programs.

Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of our financial statements.

Results of Operations

Fiscal Years Ended June 30, 2012 and 2011

Our consolidated results of operations for the year ended June 30, 2012 included the results of ComSource. This acquisition took place on April 8, 2011 and was not included in the corresponding period in fiscal 2011 except for the three months subsequent to the acquisition date.

Revenues from Services.    Revenues from services increased by $32.2 million, or 17.1%, to $220.9 million for the fiscal year ended June 30, 2012 from $188.7 million for the fiscal year ended June 30, 2011. The increase in revenues included an increase of $27.6 million of revenue from ComSource in the year ended June 30, 2012 along with an increase in our Access service offering primarily in the government marketplace.

Revenues from Infrastructure Solutions.     Revenues from infrastructure solutions increased by $75.5 million, or 88.3%, to $161.0 million for the fiscal year ended June 30, 2012 from $85.5 million for the fiscal year ended June 30, 2011. The increase in revenues was primarily driven by the achievement of revenue milestones under Contract A, a program with lower than normal margin, due primarily to the competitive climate. Due to the current global economic conditions it is difficult to currently assess future revenue levels or gross margin in our infrastructure segment.

Costs from Services.    Costs from services increased by $21.0 million, or 16.0%, to $152.3 million for the fiscal year ended June 30, 2012 from $131.3 million for the fiscal year ended June 30, 2011. Gross margin for services increased to 31.1% for the fiscal year ended June 30, 2012 compared to 30.4% for the fiscal year ended June 30, 2011. The increase in the gross margin was primarily driven by an increase in revenue in the government marketplace, which tends to have a higher margin partially offset by the significant equipment sale in ComSource. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions.    Costs from infrastructure solutions increased by $72.4 million, or 102.8%, to $142.8 million for the fiscal year ended June 30, 2012 from $70.4 million for the fiscal year ended June 30, 2011. The gross margin from infrastructure solutions decreased to 11.3% for the fiscal year ended June 30, 2012 compared to 17.6% for the fiscal year ended June 30, 2011. The decrease in gross margin was mainly attributable to significant revenue from Contract A, which has lower than normal margin. The Company expects a significant amount of revenues under Contract A with lower than normal margins, due primarily to the competitive climate, to be shipped in the next fiscal year. In addition to Contract A, the Company expects a significant portion of previously delayed shipments on Contract B, which carries no margin, to be made in fiscal years 2013 and 2014 which in each case will negatively impact our gross margin percentage as milestones are reached.

Selling and Marketing.    Selling and marketing expenses increased by $1.6 million, or 8.7%, to $19.6 million for the fiscal year ended June 30, 2012 from $18.0 million for the fiscal year ended June 30, 2011. The increase was a result of increased proposal activity and marketing efforts in infrastructure, an increase in head count, and an increase in marketing expenses of $0.4 million by ComSource.

Research and Development.    Research and development expenses increased by $1.9 million, or 45.2%, to $6.3 million for the fiscal year ended June 30, 2012 from $4.3 million for the fiscal year ended June 30, 2011. The increase was principally due to costs associated with certain development programs such as the Tempo Enterprise Media Platform, auto explorer enhancements, developing an offering in managed location-based services for worldwide maritime asset tracking, and infrastructure program related development.

General and Administrative.    General and administrative expenses increased by $4.4 million, or 14.6%, to $34.4 million for the fiscal year ended June 30, 2012 from $30.0 million for the fiscal year ended June 30, 2011. The increase was a result of a $3.8 million increase in general and administrative expenses incurred at ComSource (inclusive of an increase of $1.2 million of amortization of intangibles related to this acquisition), along with an increase in headcount and an increase in the Company’s pay for performance plan.

Earn-out Fair Value Adjustments.    The gain in the year ended June 30, 2012 was due to the unforeseen loss of funding on a ComSource program in September 2011 and reduction in the forecasted results due to delays in funding of new programs in the year ended June 30, 2012. The expense in the year end June 30, 2011 includes additional expense recorded due to C2C and Evocomm performing better than our original forecasts along with a settlement reached for the second twelve month earn-out period due to the improved performance.

Interest Income.    Interest income inreased by $0.1 million, or 32.3%, as a result of an increase in the cash balance during the year.

Interest Expense.    Interest expense increased by $0.2 million, or 40.0% as a result of the issuance of debt on April 8, 2011 related to the acquisition of ComSource.

Provision for Income Taxes.    The provision for income taxes increased by $3.4 million, or 57.0%, to $9.5 million for the fiscal year ended June 30, 2012 compared to $6.0 million for the fiscal year ended June 30, 2011. The provision for income taxes increased as a result of the increase in income before income taxes (excluding earn-out fair value adjustments). The effective rate was 25% for the fiscal year ended June 30, 2012 compared to 40% for the fiscal year ended June 30, 2011. The effective rate was lower in fiscal 2012 and higher in fiscal 2011 due to the earn-out fair value gain in fiscal 2012 and expense in fiscal 2011 which are not included or deducted from taxable income, respectively.

Fiscal Years Ended June 30, 2011 and 2010

Our consolidated results of operations for the year ended June 30, 2011 included results of ComSource, C2C and Evocomm. These acquisitions took place on April 8, 2011 (for ComSource) and March 5, 2010 (for C2C and Evocomm), respectively, and were not included in the corresponding periods in fiscal 2010, except for four months of results for C2C and Evocomm.

Revenues from Services.    Revenues from services increased by $52.9 million, or 39.0%, to $188.7 million for the fiscal year ended June 30, 2011 from $135.8 million for the fiscal year ended June 30, 2010. The increase in revenues was due to an increase in our Access service offering primarily in the government marketplace along with $23.1 million of revenue from ComSource, C2C and Evocomm.

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

Liquidity and Capital Resources

At June 30, 2012, we had working capital of $109.8 million, including cash and cash equivalents of $72.2 million, net accounts receivable of $59.2 million, inventories of $30.7 million, prepaid expenses and other current assets of $4.1 million and deferred income taxes of $7.0 million, offset by $34.0 million in accounts payable, $4.6 million in deferred revenues, $6.7 million in accrued payroll and related fringe benefits, $11.9 million in accrued expenses and $6.1 million in current portion of long term debt.

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

Net cash provided by operating activities during the fiscal year ended June 30, 2012 was $48.2 million, which primarily related to net income of $28.6 million, a non-cash item representing depreciation and amortization expense of $12.6 million primarily due to depreciation expense related to the network operations center, satellite earth station equipment and hosted mobile core switch asset and amortization expense related to acquisitions, a decrease in inventory of $11.5 million due to the timing of shipments on certain jobs, a decrease in deferred income taxes of $5.2 million primarily due to net income generated in the period, an increase in accounts payable of $4.4 million relating to the increase in revenue and timing of vendor payments, non-cash stock compensation expense of $3.5 million, tax benefit from stock compensation plan of $3.6 million, partially offset by earn-out fair value adjustments of $11.9 million due to the unforeseen loss of funding on a program in September 2011 and reduction in the forecasted results due to delays in funding of new programs related to the ComSource earn-out, a decrease in deferred revenue of $8.9 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts and an increase in accounts receivable of $2.8 million due to the timing of billings and collections from customers.

Net cash provided by operating activities during the fiscal year ended June 30, 2011 was $16.5 million, which primarily related to a non-cash item representing depreciation and amortization expense of $9.7 million primarily due to depreciation expense related to the network operations center, satellite earth station equipment and hosted mobile core switch asset and amortization expense related to acquisitions, net income of $9.0 million, a decrease in deferred income taxes of $5.2 million primarily due to net income generated in the period, earn-out fair value adjustments of $4.8 million, non-cash stock compensation expense of $3.7 million, offset by an increase in accounts receivable of $8.6 million due to the timing of billings and collections from customers and a decrease in accounts payable of $6.1 million due to the timing of inventory purchases and payments to vendors.

Net cash used in investing activities during the fiscal year ended June 30, 2012 was $19.3 million, which included $14.8 million of purchases of teleport assets, network operations center assets, and the implementation of an enterprise resource planning software system and $4.5 million for the final payment for the C2C and Evocomm earn-out.

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

Net cash used in financing activities during the fiscal year ended June 30, 2012 was $4.7 million, which primarily related to repayment of long term debt of $6.1 million partially offset by $1.3 million of proceeds from the exercise of stock options and $0.1 million of proceeds from the exercise of warrants.

Net cash provided by financing activities during the fiscal year ended June 30, 2011 was $16.9 million, which primarily related to $18.0 million of borrowings from the term note used to fund the acquisition of ComSource, $2.0 million related to proceeds from the exercise of stock options, offset by $3.1 million of repayments on the acquisition loans.

On July 18, 2011, we entered into a new secured credit facility with Citibank which expires on October 31, 2014. The credit facility is comprised of a $72.5 million line of credit (the “2011 Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and

(d) $15 million available for revolving credit borrowings. We are required to pay a commitment fee on the average daily unused portion of the total commitment based on our consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears.

At our discretion, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio and are collateralized by a first priority security interest on all of our personal property. At June 30, 2012, the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to the our leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which we were in compliance at June 30, 2012. As of June 30, 2012, $20.7 million was outstanding under acquisition loans, of which $6.1 million was due within one year. In addition, there were standby letters of credit of approximately $5.5 million, which were applied against and reduced the amounts available under the credit facility as of June 30, 2012.

We lease satellite space segment services and other equipment and office space under various operating lease agreements, which expire in various years through fiscal 2022. Future minimum lease payments due on these leases through June 30, 2013 are approximately $36.5 million.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the services and infrastructure solutions business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2013. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Contractual Obligations and Commercial Commitments

At June 30, 2012, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$56,175	$36,549	$15,849	$3,770	$7
Long-term debt	20,675	6,100	11,575	3,000	—

Total contractual obligations	$76,850	$42,649	$27,424	$6,770	$7

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$5,518	$559	$4,959	$—	$—

Total commercial commitments	$5,518	$559	$4,959	$—	$—

Our tax liability for uncertain tax positions was approximately $1.5 million at June 30, 2012. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

As part of the acquisition of ComSource, the former ComSource shareholders are also entitled to receive additional cash payments of up to $12.1 million for the 12 months ending March 31, 2013, subject to an earn-out based upon the acquired business achieving certain earnings milestones in the 12 month period. As of June 30, 2012, the Company has estimated the fair value of the earn-out to be zero for the earn-out period ending March 31, 2013. In July 2012, $4.7 million was paid to the former shareholders of ComSource for the earn-out period ended March 31, 2012.

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

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of approximately $120,000 in the year ended June 30, 2012.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting.    Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) as of the end of each fiscal year and to report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, the Company’s management used the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective. Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 has been audited by our independent auditors, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K.

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

(3)    Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).

10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.2	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).

10.4	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.5	Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.6	Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.7	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.8	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.9	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.10	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).

10.11	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).

10.12	Acquisition Agreement, dated March 5, 2010, by and among the Registrant, Globecomm Holdings BV, Globecomm (BVI) Ltd and Carrier to Carrier Telecom Holdings Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).

Exhibit No.

10.13	Asset Purchase Agreement, dated March 5, 2010, by and among the Registrant, Globecomm (BVI) Ltd, Carrier to Carrier Telecom Holdings Limited and Evocomm Communications Limited (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).

10.14	Agreement and Plan of Merger, dated as of April 8, 2011, by and among ComSource Inc., the Registrant, ComSource Merger Sub, Inc. and Jerald L. Cruce, as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated April 7, 2011).

10.15	Employment Agreement, dated as of June 23, 2011, by and between Andrew Silberstein and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated June 23, 2011).

10.16	Credit Agreement, dated July 18, 2011 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 18, 2011).

10.17	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011).

14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

GLOBECOMM SYSTEMS INC.

Date: September 13, 2012	By:	/s/ DAVID E. HERSHBERG
David E. Hershberg,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. HERSHBERG David E. Hershberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/13/12

/s/ ANDREW C. MELFI Andrew C. Melfi	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/13/12

/s/ KEITH A. HALL Keith A. Hall	President and Chief Operating Officer and Director	9/13/12

/s/ RICHARD E. CARUSO Richard E. Caruso	Director	9/13/12

/s/ HARRY L. HUTCHERSON Jr. Harry L. Hutcherson Jr.	Director	9/13/12

/s/ BRIAN T. MALONEY Brian T. Maloney	Director	9/13/12

/s/ JACK A. SHAW Jack A. Shaw	Director	9/13/12

/s/ A. ROBERT TOWBIN A. Robert Towbin	Director	9/13/12

/s/ C.J. WAYLAN C.J. Waylan	Director	9/13/12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

September 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Globecomm Systems Inc.

We have audited Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Globecomm Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012; based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globecomm Systems Inc. as of June 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012 and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

September 13, 2012

GLOBECOMM SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$72,196	$47,964
Accounts receivable, net	59,224	59,335
Inventories	30,664	42,429
Prepaid expenses and other current assets	4,101	5,620
Deferred income taxes	7,041	1,642

Total current assets	173,226	156,990
Fixed assets, net	47,712	42,147
Goodwill	68,463	70,171
Intangibles, net	19,331	23,055
Other assets	1,335	2,248

Total assets	$310,067	$294,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,017	$31,403
Deferred revenues	4,626	13,649
Accrued payroll and related fringe benefits	6,728	6,412
Other accrued expenses	11,918	19,740
Current portion of long term debt	6,100	6,100

Total current liabilities	63,389	77,304
Other liabilities	230	9,248
Long term debt	14,575	20,675
Deferred income taxes	12,485	3,594
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2012 and 2011	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2012 and 2011; shares issued: 23,510,377 at June 30, 2012 and 22,927,635 at June 30, 2011	24	23
Additional paid-in capital	205,162	196,688
Retained earnings (deficit)	18,205	(10,358)
Treasury stock, at cost, 465,351 shares in 2012 and 2011	(2,781)	(2,781)
Accumulated other comprehensive (loss) income	(1,222)	218

Total stockholders’ equity	219,388	183,790

Total liabilities and stockholders’ equity	$310,067	$294,611

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2012	2011	2010
Revenues from services	$220,921	$188,700	$135,796
Revenues from infrastructure solutions	160,980	85,491	92,021

Total revenues	381,901	274,191	227,817

Costs and operating expenses:
Costs from services	152,302	131,329	99,424
Costs from infrastructure solutions	142,831	70,423	75,974
Selling and marketing	19,576	18,015	14,977
Research and development	6,251	4,304	3,342
General and administrative	34,432	30,038	23,957
Earn-out fair value adjustments	(11,874)	4,824	178

Total costs and operating expenses	343,518	258,933	217,852

Income from operations	38,383	15,258	9,965
Other income (expense):
Interest income	246	186	386
Interest expense	(574)	(410)	(106)

Income before income taxes	38,055	15,034	10,245
Provision for income taxes	9,492	6,046	2,343

Net income	$28,563	$8,988	$7,902

Basic net income per common share	$1.29	$0.42	$0.38

Diluted net income per common share	$1.26	$0.41	$0.38

Weighted-average shares used in the calculation of basic net income per common share	22,078	21,332	20,560

Weighted-average shares used in the calculation of diluted net income per common share	22,711	22,026	20,992

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2012, 2011 AND 2010

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2009	21,340	21	184,736	(27,248)	84	465	(2,781)	154,812
Proceeds from exercise of stock options	166	—	1,077	—	—	—	—	1,077
Stock compensation expense	—	—	2,349	—	—	—	—	2,349
Grant of restricted shares	376	1	—	—	—	—	—	1
Tax benefit from stock compensation plan	—	—	4	—	—	—	—	4
Proceeds from sale of common stock	65	—	497	—	—			497
Grant of shares for Telaurus earn-out	104	—	738	—	—			738
Comprehensive income:
Net income	—	—	—	7,902	—	—	—	7,902
Foreign currency translation	—	—	—	—	(277)	—	—	(277)

Total comprehensive income						—	—	7,625

Balance at June 30, 2010	22,051	22	189,401	(19,346)	(193)	465	(2,781)	167,103
Proceeds from exercise of stock options	325	—	1,991	—	—	—	—	1,991
Stock compensation expense	—	—	3,679	—	—	—	—	3,679
Grant of restricted shares	439	1	—	—	—	—	—	1
Tax benefit from stock compensation plan	—	—	45	—	—	—	—	45
Grant of shares for Telaurus earn-out	113	—	896	—	—	—	—	896
Grant of warrants for Telaurus earn-out	—	—	676	—	—	—	—	676
Comprehensive income:
Net income	—	—	—	8,988	—	—	—	8,988
Foreign currency translation	—	—	—	—	411	—	—	411

Total comprehensive income								9,399

Balance at June 30, 2011	22,928	23	196,688	(10,358)	218	465	(2,781)	183,790
Proceeds from exercise of stock options	228	1	1,310	—	—	—	—	1,311
Proceeds from exercise of warrants	12	—	120	—	—	—	—	120
Stock compensation expense	—	—	3,476	—	—	—	—	3,476
Grant of restricted shares	342	—	—	—	—	—	—	—
Tax benefit from stock compensation plan	—	—	3,568	—	—	—	—	3,568
Comprehensive income:
Net income	—	—	—	28,563	—	—	—	28,563
Foreign currency translation	—	—	—	—	(1,440)	—	—	(1,440)

Total comprehensive income								27,123

Balance at June 30, 2012	23,510	$24	$205,162	$18,205	$(1,222)	465	$(2,781)	$219,388

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2012	2011	2010
Operating Activities:
Net income	$28,563	$8,988	$7,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,614	9,703	7,479
Provision for doubtful accounts	734	949	1,017
Deferred income taxes	5,178	5,226	1,981
Stock compensation expense	3,476	3,679	2,349
Tax benefit from stock compensation plan	3,568	45	4
Earn-out fair value adjustments	(11,874)	4,824	178
Changes in operating assets and liabilities (net of impact of acquisitions):
Accounts receivable	(2,821)	(8,618)	(1,092)
Inventories	11,549	(463)	(17,086)
Prepaid expenses and other current assets	1,382	(2,242)	(331)
Other assets	840	86	(719)
Accounts payable	4,421	(6,114)	11,251
Deferred revenues	(8,877)	1,091	(3,053)
Accrued payroll and related fringe benefits	333	(12)	1,819
Other accrued expenses	(1,079)	112	1,937
Other liabilities	194	(748)	(76)

Net cash provided by operating activities	48,201	16,506	13,560

Investing Activities:
Purchases of fixed assets	(14,844)	(9,363)	(8,772)
Acquisition of businesses, net of cash received	—	(19,070)	(13,901)
Cash payment for Telaurus earn-out	—	(586)	(353)
Cash payment for C2C earn-out	(4,500)	(4,500)	—
Restricted cash	—	5,025	(5,000)

Net cash used in investing activities	(19,344)	(28,494)	(28,026)

Financing Activities:
Proceeds from exercise of stock options	1,311	1,991	1,077
Proceeds from exercise of warrants	120	—	—
Borrowings under acquisition loans	—	18,000	12,500
Proceeds from sale of common stock	—	—	497
Repayments of debt	(6,100)	(3,100)	(625)

Net cash (used in) provided by financing activities	(4,669)	16,891	13,449

Effect of foreign currency translation on cash	44	198	(154)

Net increase (decrease) in cash and cash equivalents	24,232	5,101	(1,171)
Cash and cash equivalents at beginning of year	47,964	42,863	44,034

Cash and cash equivalents at end of year	$72,196	$47,964	$42,863

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$601	$364	$75
Cash paid for income taxes	920	630	416

See accompanying notes.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

1.	Organization and Description of Business

Globecomm Systems Inc. (“Globecomm”), incorporated in the State of Delaware on August 17, 1994, is a global communications solutions provider. Employing expertise in emerging communication technologies, including satellite and other transport mediums, the Company offers a comprehensive suite of system integration, system products, and network services providing complete end-to-end solutions. The Company’s wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”), Globecomm Systems SA Proprietary Ltd (formerly, Evosat SA Proprietary Ltd) (“Globecomm SA”) and ComSource Inc. (“ComSource”) provide communication services.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, Globecomm SA and ComSource (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenues from services consist of the access, hosted, professional services and lifecycle support service lines. Service revenues are recognized ratably over the period in which services are provided. Payments received in advance of services are deferred until the period such services are provided and are presented as deferred revenues in the accompanying consolidated balance sheets.

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

Costs from Services

Costs from services consist primarily of satellite space segment charges, fiber connectivity fees, voice termination costs and network operations expenses. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the Network Operation Centers, on a 24 hour a day, seven-day a week basis, including personnel and related costs and depreciation.

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

The fair value of options granted under the Company’s 1997 and 2006 Plans was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended June 30, 2011 and 2010: weighted average risk-free interest rate of 1.4% (2011) and 1.7% (2010), weighted average volatility factor of the expected market price of the Company’s common stock of .57 (2011) and .56 (2010), no dividend yields and a weighted-average expected life of the options of four years. There were no options granted in the year ended June 30, 2012.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and forfeiture rates.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the year ended June 30, 2012 that would indicate that goodwill and indefinite life intangible assets were impaired.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Significant Accounting Policies (continued)

Long-Lived Assets

For other than goodwill and indefinite life intangibles, when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment was noted on the long-lived assets at June 30, 2012 and 2011.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At June 30, 2012, the Company had a liability for unrecognized tax benefits of approximately $1,475,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of June 30, 2012, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the fiscal 2009 through 2012 years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.

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

Comprehensive Income

Comprehensive income for the years ended June 30, 2012, 2011 and 2010 of approximately $27,123,000, $9,399,000 and $7,625,000 includes a foreign currency translation loss of approximately $1,440,000, a gain of approximately $411,000 and a loss of $277,000, respectively.

Recent Accounting Pronouncements

In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe that this guidance will have a material impact on our consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of the financial statements.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Acquisitions

ComSource

The Company entered into an Agreement and Plan of Merger effective as of April 8, 2011 with ComSource. Pursuant to the agreement, a newly-formed subsidiary of the Company merged with and into ComSource in exchange for an initial cash purchase price of $19.9 million, funded through $1.9 million of existing cash and $18.0 million through the ComSource Acquisition Loan (as defined below). In March 2012 the working capital adjustment was finalized according to the terms of the agreement resulting in additional purchase price of $623,000. Payments of approximately $288,000 and $335,000 were paid in February and April 2012, respectively.

As part of the acquisition, the former ComSource shareholders are also entitled to receive additional cash payments of up to $8.9 million and $12.1 million, for the 12 months ending March 31, 2012 and 2013, respectively, subject to an earn-out based upon the acquired business achieving certain earnings milestones in those 12 month periods. As of June 30, 2012, the Company has estimated the fair value of the earn-out to be $4.7 million and zero for the earn-out periods ending March 31, 2012 and 2013, respectively. In July 2012, $4.7 million was paid to the former shareholders of ComSource for the earn-out period ending March 31, 2012.

ComSource employs 47 staff and provides independent testing and evaluation of a variety of telecommunications equipment and related recurring long term application support, including new feature sets. Client testing includes basic performance, data assurance, reliability and system security. The acquisition of ComSource provided the Company with further entry into the growing wireless market.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting. The assets and liabilities of ComSource were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill of approximately $29,145,000. The goodwill and intangible assets are not deductible for income tax purposes.

The purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$813
Total other current assets	9,181
Fixed assets	1,936
Other assets	105
Goodwill	29,145
Customer relationships	8,600
Contracts backlog	700
Trademarks	300
Liabilities	(14,075)

Total Purchase Price	$36,705

The ComSource acquisition contributed approximately $3.9 million and $0.3 million of revenue and loss before taxes, respectively, for the year ended June 30, 2011.

The following unaudited pro forma information assumes that the acquisition of ComSource occurred on July 1, 2009, after giving effect to certain adjustments, including amortization of intangibles,

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Acquisitions (continued)

increased interest expense on the ComSource Acquisition Loan, decreased interest income due to use of cash to partially fund the acquisition, and income tax adjustments. The pro forma results are not necessarily indicative of the results of operations that would actually have occurred had the transaction taken place on the date indicated or of the results that may occur in the future:

	Years ended
	June 30, 2011	June 30, 2010
	(in thousands, except share data) (unaudited)
Revenues	$285,137	$240,796

Net income	$9,145	$7,136

Basic net income per common share	$0.43	$0.35

Diluted net income per common share	$0.42	$0.34

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

C2C employs approximately 22 staff and provides satellite services across Africa, the Middle East, Europe and Asia, and maintains services in the Atlantic, Mediterranean, Gulf of Mexico and Indian Ocean regions through its teleport facility in the Netherlands. Evosat and Evocomm employ approximately 15 staff and provide Immarsat land-based BGAN (Broadband Global Area Networks) and maritime-based fleet broadband capabilities.

Pursuant to the terms of the acquisition agreement with Carrier Seller, the Company paid a cash purchase price of $15.0 million (funded through $2.5 million of the Company’s current cash position and $12.5 million through the C2C Acquisition Loan (as defined below) issued under the Company’s credit facility). The Carrier Seller also would be entitled to receive additional cash payments of up to an aggregate of $10.9 million, subject to an earn-out based upon the acquired businesses achieving certain earnings milestones within 24 months following the closing.

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

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Acquisitions (continued)

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

Pursuant to the terms of the acquisition agreement with the Telaurus Seller, the Company acquired the entire business operations of the Telaurus Seller for a cash purchase price of $6.1 million (funded through the Company’s existing cash position). The Telaurus Seller also was entitled to receive up to 335,000 shares of the Company’s common stock and up to 1,000,000 warrants to purchase shares of the Company’s common stock, subject to an earn-out based upon the acquired business achieving certain earnings milestones within twelve months following the closing. Based on results of the earn-out period, which expired on May 31, 2010, the former owners of Telaurus received approximately 104,000 common shares, and approximately $353,000 in cash on January 22, 2010, and 113,000 common shares, approximately $586,000 in cash and 244,910 warrants to purchase common stock at an exercise price of $10.00 on July 28, 2010. The warrants expire on July 28, 2013. In the year end June 30, 2012, 12,040 warrants were exercised resulting in a remaining balance of 232,870 at June 30, 2012.

4.    Accounts Receivable

Accounts receivable may include amounts billed but not paid by customers pursuant to retainage provisions in connection with infrastructure solutions contracts. At June 30, 2012 and 2011 there were no amounts included in accounts receivable billed but not paid by customers under retainage provisions in connection with long-term contracts.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.    Inventories

Inventories consist of the following:

	June 30, 2012	June 30, 2011
	(In thousands)
Raw materials and component parts	$1,998	$1,496
Work-in-progress	30,717	43,187

	32,715	44,683
Less progress payments	2,051	2,254

	$30,664	$42,429

6.    Fixed Assets

Fixed assets consist of the following:

	June 30, 2012	June 30, 2011	Depreciable life
	(In thousands)
Land	$2,116	$2,116	—
Building and improvements	15,144	14,824	10-25 years
Computer equipment and software	9,858	7,393	3-5 years
Machinery and equipment	7,534	6,565	3-5 years
Network operations center	33,048	31,438	3-10 years
Satellite earth station equipment	26,816	22,458	10 years
Furniture and fixtures	2,416	2,377	5 years
Leasehold improvements	2,305	2,306	Shorter of lease term or estimated life
Construction in progress	3,519	127

	102,756	89,604
Less accumulated depreciation and amortization	55,044	47,457

	$47,712	$42,147

Depreciation expense of approximately $8,970,000, $7,118,000 and $5,994,000 was included in the statement of operations in the years ended June 30, 2012, 2011 and 2010, respectively.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.    Goodwill and Intangibles

The Company performs the goodwill impairment test annually in the fourth quarter. No impairment was noted on the goodwill and indefinite life intangible assets at June 30, 2012 and 2011. The carrying value of goodwill, which relates to the services reporting unit was as follows (in thousands):

Balance at June 30, 2010	40,594
Acquisition of ComSource	29,577

Balance at June 30, 2011	$70,171
Finalization of ComSource working capital and other adjustments	(1,708)

Balance at June 30, 2012	$68,463

Intangibles subject to amortization consist of the following:

	June 30, 2012	June 30, 2011	Est. useful life
	(In thousands)
Customer relationships	$24,617	$24,879	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,406	2,471	6 months – 2 years
Covenant not to compete	125	125	3-4 years
Trademarks	381	382	5 years

	28,816	29,144
Less accumulated amortization	9,485	6,089

Intangibles, net	$19,331	$23,055

Amortization expense of approximately $3,644,000, $2,585,000 and $1,485,000 was included in general and administrative expenses in the years ended June 30, 2012, 2011 and 2010, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows (in thousands):

2013	$2,896
2014	2,871
2015	2,578
2016	2,228
2017	2,183

8.    Long Term Debt

As of June 30, 2012 debt consisted of the following (in thousands):

C2C Acquisition Loan	$6,875
ComSource Acquisition Loan	$13,800

Total debt	$20,675
Less current portion	6,100

Long term debt	$14,575

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Long Term Debt (continued)

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the Company’s credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of June 30, 2012 was approximately 2.2%. At June 30, 2012, $6,875,000 was outstanding of which $2,500,000 was due within one year. The Company is required to comply with various ongoing financial covenants described below, with which the Company was in compliance as of June 30, 2012.

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of June 30, 2012 was approximately 2.2%. At June 30, 2012, $13,800,000 was outstanding of which $3,600,000 was due within one year. The Company is required to comply with various ongoing financial covenants described below, with which the Company was in compliance as of June 30, 2012.

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

On July 18, 2011, the Company entered into a new secured credit facility with Citibank which expires October 31, 2014 (replacing the 2010 Line). The credit facility is comprised of a $72.5 million line of credit (the “2011 Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. The Company is required to pay a commitment fee on the average daily unused portion of the total commitment based on the Company’s consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears.

At the discretion of the Company, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At June 30, 2012, the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at June 30, 2012. As of June 30, 2012, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan described above there were standby letters of credit of

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Long Term Debt (continued)

approximately $5.5 million, which were applied against and reduced the amounts available under the credit facility.

Future minimum payments under these agreements, excluding interest, through maturity are expected to be as follows (in thousands):

2013	$6,100
2014	6,100
2015	5,475
2016	3,000

9.    Stock Incentive and Stock Purchase Plans

On November 22, 2006, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 2006 Stock Incentive Plan (“2006 Plan”), which provides for grants of stock options or restricted stock awards to employees, directors and consultants of the Company for an aggregate of 850,000 shares of the Company’s common stock. In November 2009, the Company’s stockholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance under the 2006 Plan increased by 1,500,000. At June 30, 2012 there were 235,002 shares available for grant under the 2006 Plan.

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

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Stock Incentive and Stock Purchase Plans (continued)

The following table summarizes the Company’s stock option activity (in thousands, except per share amounts):

	Years Ended June 30,
	2012		2011		2010
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Balance, beginning of year	772	$6.53	1,125	$6.53	1,528	$8.42
Grants	—	—	65	10.18	33	7.51
Exercised	(230)	5.73	(325)	6.13	(166)	6.48
Canceled	(3)	6.15	(93)	10.46	(270)	17.39

Balance, end of year	539	6.86	772	6.53	1,125	6.53

Exercisable, end of year	500	$6.61	706	$6.23	1,069	$6.42

Weighted-average fair value options granted during the year				$4.56		$3.33

The following table summarizes information about stock options outstanding at June 30, 2012 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.47 — $3.14	3	1.4	$1.80	3	$1.80
$3.35 — $5.65	190	1.7	3.63	187	3.62
$5.80 — $8.81	235	4.6	6.92	218	6.87
$9.21 — $14.18	108	5.8	12.25	89	12.09
$14.48 — $14.80	3	5.1	14.57	3	14.57

	539	3.8	$6.86	500	$6.61

Restricted shares and restricted stock units granted under the 2006 Plan totaled 342,000, 426,000, and 398,000 shares in the years ended June 30, 2012, 2011 and 2010, respectively. The weighted average grant date fair value of restricted shares and restricted stock units granted during the years ended June 30, 2012, 2011 and 2010 was $12.97, $7.06 and $7.60. As of June 30, 2012 there was approximately $4,707,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2012 there was approximately $153,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Stock Incentive and Stock Purchase Plans (continued)

The Company has reserved approximately 1,525,000 shares of its common stock for issuance upon exercise of all available and outstanding options, warrants, and unvested restricted shares and restricted share units at June 30, 2012.

10.	Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the years ended June 30, 2012, 2011 and 2010, excludes the effect of approximately 93,000, 109,000, and 418,000 stock options, warrants and unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

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

There were no transfers in or out of Level 1 and 2 in the year ended June 30, 2012.

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

At June 30, 2012, the book value of the Company’s $20,675,000 of debt approximates fair value based upon its variable interest rate.

The fair value of the earn-out accruals is determined using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis was performed using an income

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Fair Value Measurements (continued)

approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook and are classified within Level 3 of the valuation hierarchy. The following table sets forth the changes in fair value measurements attributable to the earn-out accruals during the year ended June 30, 2012 (in thousands):

Balance at June 30, 2011	$21,074
Payment of earn-out	(4,500)
Fair value adjustments	(11,874)

Balance at June 30, 2012	$4,700

12.	Retirement Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. Effective January 1, 2010, 2011 and 2012 the Company changed the matching contribution to a maximum of 4% of their compensation not to exceed $3,500, $5,500 and $7,500, respectively, per employee per calendar year. ComSource maintains a separate 401(k) plan. The Company contributed approximately $1,597,000, $944,000, and $581,000 to the 401(k) plans during the years ended June 30, 2012, 2011 and 2010, respectively.

13.	Income Taxes

The components of income before taxes are as follows:

	Years Ended June 30,
	2012	2011	2010
	(in thousands)
United States	$37,252	$13,602	$9,398
Foreign	803	1,432	847

Total	$38,055	$15,034	$10,245

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Income Taxes (continued)

During fiscal 2012, 2011 and 2010, the Company recorded a tax provision of approximately $9,492,000, $6,046,000, and $2,343,000 respectively. Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Years Ended June 30,
	2012	2011	2010
	(in thousands)
Current:
Federal	$3,589	$274	$112
State	735	270	74
Foreign	(10)	276	176

	4,314	820	362
Deferred:
Federal	5,082	5,418	1,342
State	82	95	716
Foreign	14	(287)	(77)

	5,178	5,226	1,981

Total provision for income taxes	$9,492	$6,046	$2,343

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

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Income Taxes (continued)

Significant components of the Company’s deferred tax liabilities are as follows:

	June 30, 2012	June 30, 2011
	(In thousands)
Deferred tax assets:
Domestic net operating loss carryforwards	$2,364	$8,899
Foreign net operating loss carryforwards	158	70
Accruals and reserves	3,290	3,822
Write-down of investments	389	383
AMT tax credit	1,310	1,066
Research and development credit	3,313	3,391
Projects in progress	390	385

	11,214	18,016
Valuation allowance	(2,850)	(7,529)

	8,364	10,487
Deferred tax liabilities:
Depreciation	(7,888)	(5,100)
Intangible assets	(5,920)	(7,339)

Net deferred tax liabilities	$(5,444)	$(1,952)

For the year ended June 30, 2012, the Company’s deferred tax asset valuation allowance decreased by approximately $4,679,000 primarily related to excess stock based compensation deduction, as such amounts have reduced current taxes payable.

As of June 30, 2012, the deferred tax asset valuation allowance of approximately $2,850,000 relates to the following: federal and state net operating losses related to excess stock based compensation expense deductions of approximately $2,303,000; write-down of investments of approximately $389,000; and foreign net operating losses for which no benefit has been provided of approximately $158,000. If the remaining valuation allowance were to be reversed, approximately $2,303,000 would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee stock options and the remainder would reduce income tax expense.

As of June 30, 2012, the Company had federal net operating loss carryforwards of approximately $7,486,000 which will expire at various dates beginning in 2023, if not utilized. The Company also had various tax credits of approximately $8,670,000 including approximately $7,360,000 for research and development tax credits expiring at various dates beginning in 2025 through 2032 and approximately $1,310,000 for alternative minimum tax credits which may be carried forward indefinitely. The Company’s state NOLs expire at various dates beginning in 2022.

Federal income and foreign withholding taxes have not been provided on approximately $2,736,000 of undistributed earnings of international subsidiaries at June 30, 2012. The Company intends to reinvest the earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Income Taxes (continued)

complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings. The Company has foreign net operating loss carryforwards of $612,000 which do not expire.

The reconciliation of tax provision computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax income are as follows:

	Years Ended June 30,
	2012	2011	2010
U.S. Federal statutory rate	35%	35%	35%
Research and development credit	—	(6)	(21)
State and local taxes	2	2	8
Earn-out fair value adjustments	(11)	11	1
Foreign taxes	—	(4)	(3)
Other	(1)	2	3

	25%	40%	23%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	Years Ended
	June 30, 2012	June 30, 2011
Balance at beginning of year	$1,420	$1,085
Additions based on tax positions taken	55	335

Balance at end of year	$1,475	$1,420

At June 30, 2012, the Company had a liability for unrecognized tax benefits of approximately $1,475,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of June 30, 2012, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company has identified the following jurisdictions as major jurisdictions: U.S. Federal, Maryland, New York and Virginia. The Company’s U.S. Federal and state jurisdictions remain open for the fiscal years ended 2009 through 2012.

14.	Segment Information

The Company operates through two business segments. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, Globecomm SA and ComSource provides communication services. Its infrastructure solutions segment, through Globecomm Systems Inc., provides design, engineering and installation of complex ground segment systems and networks.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	Segment Information (continued)

The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products.

The following is the Company’s business segment information for the years ended June 30, 2012, 2011 and 2010 and as of June 30, 2012 and 2011:

	Years Ended June 30,
	2012	2011	2010
	(In thousands)
Revenues:
Services	$228,349	$191,147	$136,334
Infrastructure solutions	162,113	85,649	92,851
Intercompany eliminations	(8,561)	(2,605)	(1,368)

Total revenues	$381,901	$274,191	$227,817

Income (loss) from operations:
Services	$42,796	$21,896	$16,343
Infrastructure solutions	(4,385)	(6,640)	(6,389)
Interest income	246	186	386
Interest expense	(574)	(410)	(106)
Intercompany eliminations	(28)	2	11

Income before income taxes	$38,055	$15,034	$10,245

Depreciation and amortization:
Services	$10,908	$7,976	$5,631
Infrastructure solutions	1,706	1,750	1,882
Intercompany eliminations	—	(23)	(34)

Total depreciation and amortization	$12,614	$9,703	$7,479

	Years Ended June 30,
	2012	2011	2010
	(In thousands)
Expenditures for fixed assets:
Services	$12,033	$7,971	$7,973
Infrastructure solutions	2,811	1,392	799

Total expenditures for fixed assets	$14,844	$9,363	$8,772

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	Segment Information (continued)

	June 30, 2012	June 30, 2011
	(in thousands)
Assets:
Services	$254,115	$203,127
Infrastructure solutions	252,630	217,524
Intercompany eliminations	(196,678)	(126,040)

Total assets	$310,067	$294,611

At June 30, 2012, the Company had total foreign assets of approximately $17,145,000 including cash and cash equivalents of approximately $3,299,000 and long lived assets of approximately $3,508,000 located in the Netherlands, South Africa, British Virgin Islands, Afghanistan and Gibraltar, associated with its wholly-owned subsidiaries, Mach 6, C2C, Evocomm, Globecomm SA and Melat.

15.	Significant Customers and Concentrations of Credit Risk

The Company provides services and provides infrastructure solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers’ financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company’s estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2012 and 2011, were approximately $1,990,000, and $2,064,000, respectively.

For the year ended June 30, 2012, one customer accounted for 19% of the Company’s consolidated revenues and for the years ended June 30, 2011 and 2010, another customer accounted for 19% and 12% of the Company’s consolidated revenues, respectively.

Revenues earned from services are attributed to the geographic location in which the services are being provided. Revenues earned from infrastructure solutions are attributed to the geographic location to which the equipment is shipped. Revenues attributed to the United States for the years ended June 30, 2012, 2011 and 2010 were 57%, 41% and 42%, respectively. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2012	2011	2010
Africa	5%	6%	9%
North and South America	1%	3%	3%
Asia	4%	6%	6%
Europe	9%	8%	12%
Middle East	24%	36%	28%

	43%	59%	58%

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	Significant Customers and Concentrations of Credit Risk (continued)

The Company places its cash and cash equivalents with high quality financial institutions. Approximately 91% and 90% of all cash and cash equivalents are held in one financial institution at June 30, 2012 and 2011, respectively. Cash and cash equivalents is in excess of Federal Deposit Insurance Company insurance limits.

16.	Commitments and Contingencies

Lease Commitments

The Company currently leases satellite space segment services, office and warehouse space, teleport services and other equipment under various operating leases, which expire in various years through 2022. As leases expire, it can be expected that in the normal course of business they will be renewed or replaced.

Future minimum lease payments under non-cancelable operating leases with terms of one year or more consist of the following at June 30, 2012 (in thousands):

2013	$36,549
2014	9,795
2015	6,054
2016	2,500
2017	1,270
Thereafter	7

$56,175

Rent expense for satellite space segment services, office and warehouse space, teleport services, and other equipment was approximately $48,846,000, $40,494,000 and $30,428,000 for years ended June 30, 2012, 2011 and 2010, respectively.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	Quarterly Information (unaudited)

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2012.

	Three Months Ended,
	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenues from services	$50,099	$65,931	$54,652	$50,239	$52,541	$45,963	$47,264	$42,932
Revenues from infrastructure solutions	54,713	44,998	40,538	20,731	35,720	16,520	22,980	10,271

Total revenues	104,812	110,929	95,190	70,970	88,261	62,483	70,244	53,203

Costs and operating expenses:
Costs from services	35,334	47,182	35,821	33,965	35,561	31,691	33,718	30,359
Costs from infrastructure solutions	48,292	40,047	36,370	18,122	30,350	12,866	19,091	8,116
Selling and marketing	5,285	4,843	4,855	4,593	5,087	4,251	4,639	4,038
Research and development	1,349	1,398	1,748	1,756	1,572	723	910	1,099
General and administrative	9,519	8,179	8,391	8,343	9,505	7,547	6,875	6,111
Earn-out fair value adjustments	(4,129)	2,829	(4,100)	(6,474)	2,275	400	2,012	137

Total costs and operating expenses	95,650	104,478	83,085	60,305	84,350	57,478	67,245	49,860

Income from operations	9,162	6,451	12,105	10,665	3,911	5,005	2,999	3,343
Other income (expense):
Interest income	75	59	57	55	42	44	42	58
Interest expense	(111)	(141)	(157)	(165)	(192)	(69)	(70)	(79)

Income before income taxes	9,126	6,369	12,005	10,555	3,761	4,980	2,971	3,322
Provision for income taxes	2,042	3,467	2,755	1,228	1,603	1,992	1,262	1,189

Net income	$7,084	$2,902	$9,250	$9,327	$2,158	$2,988	$1,709	$2,133

Basic net income per common share	$0.32	$0.13	$0.42	$0.43	$0.10	$0.14	$0.08	$0.10

Diluted net income per common share	$0.31	$0.13	$0.41	$0.41	$0.10	$0.14	$0.08	$0.10

Weighted-average shares used in the calculation of basic net income per common share	22,296	22,213	22,038	21,769	21,642	21,442	21,218	21,032

Weighted-average shares used in the calculation of diluted net income per common share	22,828	22,839	22,656	22,537	22,459	22,104	21,827	21,543

GLOBECOMM SYSTEMS INC.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Year ended June 30, 2012:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$2,064,000	$734,000	$(808,000)	(a)	$1,990,000
Valuation allowance on deferred tax assets	7,529,000	—	(4,679,000)		2,850,000

	$9,593,000	$734,000	$(5,487,000)		$4,840,000

Year ended June 30, 2011:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,988,000	$949,000	$(873,000)	(a)	$2,064,000
Valuation allowance on deferred tax assets	6,698,000	831,000	—		7,529,000

	$8,686,000	$1,780,000	$(873,000)		$9,593,000

Year ended June 30, 2010:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,043,000	$1,017,000	$(72,000)	(a)	$1,988,000
Valuation allowance on deferred tax assets	6,634,000	64,000	—		6,698,000

	$7,677,000	$1,081,000	$(72,000)		$8,686,000

(a)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

S-1

Index of Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.4	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.5	Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.6	Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.7	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.8	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.9	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.10	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.11	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.12	Acquisition Agreement, dated March 5, 2010, by and among the Registrant, Globecomm Holdings BV, Globecomm (BVI) Ltd and Carrier to Carrier Telecom Holdings Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).

Exhibit No.
10.13	Asset Purchase Agreement, dated March 5, 2010, by and among the Registrant, Globecomm (BVI) Ltd, Carrier to Carrier Telecom Holdings Limited and Evocomm Communications Limited (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, dated March 5, 2010).
10.14	Agreement and Plan of Merger, dated as of April 8, 2011, by and among ComSource Inc., the Registrant, ComSource Merger Sub, Inc. and Jerald L. Cruce, as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated April 7, 2011).
10.15	Employment Agreement, dated as of June 23, 2011, by and between Andrew Silberstein and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated June 23, 2011).
10.16	Credit Agreement, dated July 18, 2011 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 18, 2011).
10.17	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2011).
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.4	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document