Form 10-Q
period 2012-09-30
GLOBECOMM SYSTEMS INC
filed 2012-11-09
CIK 1031028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 23,276,451 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,009	$72,196
Accounts receivable, net	59,315	59,224
Inventories	31,439	30,664
Prepaid expenses and other current assets	4,309	4,101
Deferred income taxes	5,633	7,041

Total current assets	170,705	173,226

Fixed assets, net	48,331	47,712
Goodwill	68,717	68,463
Intangibles, net	18,717	19,331
Other assets	1,334	1,335

Total assets	$307,804	$310,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,033	$34,017
Deferred revenues	6,025	4,626
Accrued payroll and related fringe benefits	5,474	6,728
Other accrued expenses	7,030	11,918
Current portion of long-term debt	6,100	6,100

Total current liabilities	58,662	63,389

Other liabilities	164	230
Long term debt	13,050	14,575
Deferred income taxes	12,485	12,485

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2012 and June 30, 2012	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 23,735,293 at September 30, 2012 and 23,510,377 at June 30, 2012	24	24
Additional paid-in capital	206,147	205,162
Retained earnings	20,881	18,205
Treasury stock, at cost, 465,351 shares at September 30, 2012 and June 30, 2012	(2,781)	(2,781)
Accumulated other comprehensive loss	(828)	(1,222)

Total stockholders’ equity	223,443	219,388

Total liabilities and stockholders’ equity	$307,804	$310,067

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30, 2012	September 30, 2011
Revenues from services	$47,172	$50,239
Revenues from infrastructure solutions	33,991	20,731

Total revenues	81,163	70,970

Costs and operating expenses:

Costs from services	32,004	33,965
Costs from infrastructure solutions	32,072	18,122
Selling and marketing	4,288	4,593
Research and development	953	1,756
General and administrative	7,695	8,343
Earn-out fair value adjustments	—	(6,474)

Total costs and operating expenses	77,012	60,305

Income from operations	4,151	10,665

Interest income	85	55
Interest expense	(114)	(165)

Income before income taxes	4,122	10,555

Provision for income taxes	1,446	1,228

Net income	$2,676	$9,327

Basic net income per common share	$0.12	$0.43

Diluted net income per common share	$0.12	$0.41

Weighted-average shares used in the calculation of basic net income per common share	22,425	21,769

Weighted-average shares used in the calculation of diluted net income per common share	22,859	22,537

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2012	September 30, 2011
Net income	$2,676	$9,327
Other comprehensive income, net of tax:
Foreign currency translation	394	(304)

Comprehensive income	$3,070	$9,023

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance at June 30, 2012	23,510	$24	$205,162	$18,205	$(1,222)	465	$(2,781)	$219,388
Proceeds from exercise of stock options	27		116					116
Stock compensation expense			869					869
Grant of restricted shares	198
Net income				2,676				2,676
Foreign currency translation					394			394

Balance at September 30, 2012	23,735	$24	$206,147	$20,881	$(828)	465	$(2,781)	$223,443

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2012	September 30, 2011
Operating Activities:
Net income	$2,676	$9,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,973	3,147
(Recovery) provision for doubtful accounts	(20)	127
Deferred income taxes	1,408	1,468
Stock compensation expense	869	860
Earn-out fair value adjustments	—	(6,474)
Changes in operating assets and liabilities:
Accounts receivable	(112)	4,866
Inventories	(756)	(10,453)
Prepaid expenses and other current assets	(184)	702
Other assets	9	(44)
Accounts payable	8	3,335
Deferred revenues	1,376	(100)
Accrued payroll and related fringe benefits	(1,261)	(619)
Other accrued expenses	(198)	(392)
Other liabilities	(66)	96

Net cash provided by operating activities	6,722	5,846

Investing Activities:
Purchases of fixed assets	(2,821)	(1,725)
Cash payments for earn-outs	(4,700)	(4,500)

Net cash used in investing activities	(7,521)	(6,225)

Financing Activities:
Proceeds from exercise of stock options	116	344
Repayments of debt	(1,525)	(1,525)

Net cash used in financing activities	(1,409)	(1,181)

Effect of foreign currency translation on cash and cash equivalents	21	(247)

Net decrease in cash and cash equivalents	(2,187)	(1,807)
Cash and cash equivalents at beginning of period	72,196	47,964

Cash and cash equivalents at end of period	$70,009	$46,157

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$117	$176
Cash paid for income taxes	49	59

See accompanying notes.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2012 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), B.V. Mach 6 (“Mach 6”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Carrier to Carrier Telecom B.V. (“C2C”), Globecomm Systems SA Proprietary Ltd (“Globecomm SA”) and ComSource Inc. (“ComSource”) (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

Stock compensation expense was approximately $869,000 and $860,000 for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $6,196,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2012, there was approximately $133,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.2 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the three months ended September 30, 2012 that would indicate that goodwill and indefinite life intangible assets were impaired.

Comprehensive Income

Comprehensive income for the three months ended September 30, 2012 and 2011 of approximately $3,070,000 and $9,023,000, respectively, includes an unrealized foreign currency translation gain (loss) of approximately $394,000 and $(304,000), respectively.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At September 30, 2012, the Company had a liability for unrecognized tax benefits of approximately $1,475,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of September 30, 2012, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2009 through 2012 tax years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued amended guidance related to Intangibles—“Goodwill and Other: Testing Goodwill for Impairment”. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued amended guidance related to Comprehensive income-“Comprehensive Income: Presentation of Comprehensive Income”. This amendment revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

2. Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2012 and 2011 excludes the effect of approximately 534,000 and 43,000 stock options, warrants and unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

3. Inventories

Inventories consist of the following:

	September 30, 2012 (Unaudited)	June 30, 2012
	(In thousands)
Raw materials and component parts	$2,437	$1,998
Work-in-progress	34,302	30,717

	36,739	32,715
Less progress payments	5,300	2,051

	$31,439	$30,664

4. Segment Information

The Company operates through two business segments. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, Globecomm SA and ComSource provides satellite communication services capabilities. Its infrastructure solutions segment, through Globecomm Systems Inc., provides design, engineering and installation of complex ground segment systems and networks.

The Company's reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products.

The following is the Company’s business segment information for the three months ended September 30, 2012 and 2011 and as of September 30, 2012 and June 30, 2012:

	Three Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)
	(In thousands)
Revenues:
Services	$47,172	$51,465
Infrastructure solutions	33,991	20,892
Intercompany eliminations	—	(1,387)

Total revenues	$81,163	$70,970

Income (loss) from operations:
Services	$6,811	$13,452
Infrastructure solutions	(2,660)	(2,789)
Interest income	85	55
Interest expense	(114)	(165)
Intercompany eliminations	—	2

Income before income taxes	$4,122	$10,555

Depreciation and amortization:
Services	$2,592	$2,727
Infrastructure solutions	381	420

Total depreciation and amortization	$2,973	$3,147

Expenditures for long-lived assets:
Services	$2,300	$1,152
Infrastructure solutions	521	573

Total expenditures for long-lived assets	$2,821	$1,725

	September 30, 2012 (Unaudited)	June 30, 2012
	(In thousands)
Assets:
Services	$253,483	$254,115
Infrastructure solutions	250,805	252,630
Intercompany eliminations	(196,484)	(196,678)

Total assets	$307,804	$310,067

5. Long-Term Debt

Line of Credit

On July 18, 2011, the Company entered into a secured credit facility with Citibank N.A. which expires October 31, 2014. The credit facility is comprised of a $72.5 million line of credit (the “Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. The Company is required to pay a commitment fee on the average daily unused portion of the total commitment based on the Company’s consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears.

At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At September 30, 2012, the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at September 30, 2012. As of September 30, 2012, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan described below there were standby letters of credit of approximately $8,494,000, which were applied against and reduced the amounts available under the credit facility.

As of September 30, 2012 debt consisted of the following (in thousands):

C2C Acquisition Loan	$6,250
ComSource Acquisition Loan	12,900

Total debt	19,150
Less current portion	6,100

Long term debt	$13,050

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the then-existing credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of September 30, 2012 was approximately 2.2% per annum. At September 30, 2012, $6,250,000 was outstanding of which $2,500,000 was due within one year.

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of September 30, 2012 was approximately 2.2% per annum. At September 30, 2012, $12,900,000 was outstanding of which $3,600,000 was due within one year.

Remaining future minimum payments under these agreements, excluding interest, for the next four fiscal years are expected to be as follows (in thousands):

2013	$4,575
2014	6,100
2015	5,475
2016	3,000

6. Intangibles

Intangibles subject to amortization consisted of the following:

	September 30, 2012 (unaudited)	June 30, 2012	Est. useful life
	(In thousands)
Customer relationships	$24,746	$24,617	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,432	2,406	6 months-2 years
Covenant not to compete	125	125	3-4 years
Trademark	382	381	5 years

	28,972	28,816
Less accumulated amortization	10,255	9,485

Intangibles, net	$18,717	$19,331

Amortization expense of approximately $728,000 and $1,061,000 was included in general and administrative expenses in the three months ended September 30, 2012, and 2011, respectively.

Total remaining amortization expense for the following five fiscal years related to these intangible assets is expected to be as follows (in thousands):

2013	$2,172
2014	2,871
2015	2,578
2016	2,228
2017	2,183

7. Fair Value Measurements

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

There were no transfers in or out of the Level 1 and 2 in the three months ended September 30, 2012.

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

At September 30, 2012, the book value of the Company’s $19,150,000 of debt approximates fair value based upon its variable interest rate.

The fair value of the earn-out accruals is determined using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis was performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook and are classified within Level 3 of the valuation hierarchy. The following table sets forth the changes in fair value measurements attributable to the earn-out accruals during the three months ended September 30, 2012 (in thousands):

Balance at June 30, 2012	$4,700
Payment of earn-out	(4,700)

Balance at September 30, 2012	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and significant revenues relating to Afghanistan, the impact on our customers or potential customers for infrastructure projects from the current worldwide economic downturn and government budgetary uncertainties. These risks and others are more fully described in the "Risk Factors" section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Our business is also characterized by large projects which can cause significant impacts on our results of operations.

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

The services and products we offer include: access, hosted, professional services and lifecycle support services, pre-engineered and systems design and integration products. To provide these services and products, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to the government, our customers are communications service providers, commercial enterprises and media and content broadcasters.

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

As a consequence of the worldwide financial and economic crisis and continuing business downturn that has occurred during the past several years, our customers have reduced and may continue to reduce their budgets for spending on equipment and systems, which has impacted our infrastructure segment revenues, resulting in an operating loss in this segment in the three months ended September 30, 2012 and in the years ended June 30, 2012, 2011 and 2010. We are also experiencing a shift in our infrastructure business from numerous smaller orders to ones that are larger and include various milestones which affect revenue recognition. This may result in more significant quarter-to-quarter shifts in revenues from this segment in the future. We experienced a significant increase in revenues from this segment in the fiscal 2012 as a result of this shift, although these larger contracts often carry lower gross margins.

We derived 23% and 13% of our revenues in the three months ended September 30, 2012 from US Army CECOM and Inmarsat Government, respectively. A significant portion of this revenue with US Army CECOM is derived from a multi-year, $74 million agreement (“Contract A”) which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively lower profit margins. In addition we performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. Previously similar services were provided to Northrop Grumman Information Technologies Inc. (“Northrop”) which had a prime contract with the U.S. Government. Our contract for these services has an initial term ending December 31, 2013, with the subcontractor under the U.S. Government’s contract with Northrop’s successor, Inmarsat Government, under which we continue to provide similar services, albeit at a somewhat lower profit margin. This subcontract is expected to continue to be material to our results of operations and has provided profit margin significantly above our norm. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

In a majority of cases, revenues related to contracts for infrastructure solutions and services have been fixed-price contracts. The profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any single contract could have a material adverse effect on our business, financial condition and results of operations. In the years ended June 30, 2012 and June 30, 2011, we recorded $1.5 million and $2.1 million, respectively, for additional costs incurred on a fixed-price contract in the infrastructure segment (“Contract B”). In addition, in the three months ended September 30, 2012, we recorded $0.8 million for additional costs incurred on another fixed-price contract. The additional costs were due in large part to unexpected difficulties resulting in unexpected substantial costs associated with engineering and production issues. The revenues associated with both loss programs are expected to be recognized in fiscal years 2013 and 2014 and will have no profit margin associated with them, which will negatively impact our gross margin percentages in fiscal years 2013 and 2014 as milestones are reached, as they have negatively impacted our gross margin percentage in the fiscal year ended June 30, 2012.

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

Revenue Recognition - Infrastructure Solutions

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the three months ended September 30, 2012 that would indicate that the goodwill and indefinite life intangible assets were impaired.

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

At September 30, 2012 and June 30, 2012 we had a liability for unrecognized tax benefits of approximately $1,475,000 which if recognized in the future, would favorably impact our effective tax rate.

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

As of September 30, 2012 there was approximately $6,196,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2012 there was approximately $133,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.2 years.

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

Valuation of Contingent Consideration

Contingent consideration relates to the fair value of the earn-out accrual for acquisitions. We estimate this accrual by using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis is performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook. As of September 30 and June 30, 2012, we have estimated the fair value of the earn-out for the ComSource acquisition for the twelve month period ending March 31, 2013 to be zero.

Recent Accounting Pronouncements

In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations.

In June 2011, the FASB issued amended guidance related to Comprehensive income-“Comprehensive Income: Presentation of Comprehensive Income”. This amendment revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenues from Services. Revenues from services decreased by $3.1 million, or 6.1%, to $47.2 million for the three months ended September 30, 2012 from $50.2 million for the three months ended September 30, 2011. The decrease in revenues was primarily due to a decrease in our access service offering in the government marketplace due to the reduction of services in Iraq.

Revenues from Infrastructure Solutions. Revenues from infrastructure solutions increased by $13.3 million, or 64.0%, to $34.0 million for the three months ended September 30, 2012 from $20.7 million for the three months ended September 30, 2011. The increase in revenues was primarily driven by the achievement of revenue milestones under Contract A, a program with lower than normal margin, due primarily to the competitive environment. We expect a significant amount of revenues under this program and another large contract with no margin to be shipped in the current fiscal year. Due to the current global economic conditions it is difficult to currently assess future revenue levels or gross margin in our infrastructure segment.

Costs from Services. Costs from services decreased by $2.0 million, or 5.8%, to $32.0 million for the three months ended September 30, 2012, from $34.0 million for the three months ended September 30, 2011. Gross margin remained consistent at 32.2% for the three months ended September 30, 2012, compared to 32.4% for the three months ended September 30, 2011. The gross margin in the services segment continues to be the key driver of our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions. Costs from infrastructure solutions increased by $14.0 million, or 77.0%, to $32.1 million for the three months ended September 30, 2012 from $18.1 million for the three months ended September 30, 2011. The gross margin from infrastructure solutions decreased to 5.6% for the three months ended September 30, 2012 compared to 12.6% for the three months ended September 30, 2011. The decrease in gross margin was mainly attributable to significant revenue under Contract A, which has lower than normal margin in the three months ended September 30, 2012 along with a margin adjustment of $0.8 million on a fixed price contract due to unforeseen engineering and production issues. The Company expects a significant amount of revenues under Contract A with lower than normal margins, due primarily to the competitive climate, to be shipped in the remainder of fiscal year ending June 30, 2013. In addition to Contract A, the Company expects a significant portion of previously delayed shipments on Contract B, which carries no margin, to be made in fiscal years 2013 and 2014 which in each case will negatively impact our gross margin percentage as milestones are reached.

Selling and Marketing. Selling and marketing expenses decreased by $0.3 million, or 6.6%, to $4.3 million for the three months ended September 30, 2012 from $4.6 million for the three months ended September 30, 2011. The decrease was a result of cost cutting initiatives.

Research and Development. Research and development expenses decreased by $0.8 million, or 45.7%, to $1.0 million for the three months ended September 30, 2012 from $1.8 million for the three months ended September 30, 2011. The decrease was principally due to higher than normal costs in the three months ended September 30, 2011 associated with the Tempo Enterprise Media Platform and infrastructure program-related development that has been completed.

General and Administrative. General and administrative expenses decreased by $0.6 million, or 7.8%, to $7.7 million for the three months ended September 30, 2012 from $8.3 million for the three months ended September 30, 2011. The decrease was a result of a decrease in amortization of intangibles of approximately $0.3 million due to expiration of depreciable lives and cost cutting initiatives.

Earn-out Fair Value Adjustments. The earn-out fair value adjustment in the three months ended September 30, 2011 was due to the reduction in the estimated earn-out accrual of $6.5 million related to the acquisition of ComSource. The forecasted results at ComSource for the earn-out period had decreased due to the unforeseen loss of funding on a program which resulted in a reduction in the estimated earn-out liability.

Interest Income. Interest income remained consistent at $0.1 million.

Interest Expense. Interest expense decreased from $0.2 million in the three months ended September 30, 2011 to $0.1 million in the three months ended September 30, 2012 as a result of a decrease in outstanding debt resulting from the monthly repayments.

Provision for Income Taxes. Provision for income taxes increased by $0.2 million, or 17.8%, to $1.4 million for the three months ended September 30, 2012 from $1.2 million for the three months ended September 30, 2011. The effective tax rate increased to 35% from 12% due to the prior year impact of an earn-out fair value gain which was not subject to tax.

Liquidity and Capital Resources

At September 30, 2012, we had working capital of $112.0 million, including cash and cash equivalents of $70.0 million, net accounts receivable of $59.3 million, inventories of $31.4 million, current deferred income taxes of $5.6 million and prepaid expenses and other current assets of $4.3 million, offset by $34.0 million in accounts payable, $7.0 million in accrued expenses, $6.1 million in current portion of long term debt, $6.0 million in deferred revenues and $5.5 million in accrued payroll and related fringe benefits.

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

Net cash provided by operating activities during the three months ended September 30, 2012 was $6.7 million, which primarily related to a non-cash item representing depreciation and amortization expense of $3.0 million primarily related to depreciation expense on the network operations center and satellite earth station equipment and amortization expense related to the acquisitions, net income of $2.7 million, a decrease in deferred income taxes of $1.4 million due to the income generated in the period and non-cash stock compensation expense of $0.9 million, partially offset by a decrease in accrued payroll and related fringe benefits of $1.3 million primarily due to the payment in the three months ended September 30, 2012 of awards under the pay for performance plan with respect to the Company’s fiscal year ended June 30, 2012.

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

Net cash used in investing activities during the three months ended September 30, 2012 was $7.5 million which related to the cash payment for the ComSource earn-out of $4.7 million and the capital expenditures for purchase of Tempo service offering assets, network operation center and teleport assets, hosted mobile core switch assets and implementation of an enterprise resource planning software system of $2.8 million.

Net cash used in investing activities during the three months ended September 30, 2011 was $6.2 million, which related to the cash portion of the payment for the C2C earn-out of $4.5 million and the purchase of network operations center and teleport assets of $1.7 million.

Net cash used in financing activities during the three months ended September 30, 2012 was $1.4 million, which primarily related to repayment of long-term debt of $1.5 million partially offset by $0.1 million of proceeds from the exercise of stock options.

Net cash used in financing activities during the three months ended September 30, 2011 was $1.2 million, which primarily related to repayment of long-term debt of $1.5 million partially offset by $0.3 million of proceeds from the exercise of stock options.

On July 18, 2011, we entered into a new secured credit facility with Citibank N.A. which expires October 31, 2014. The credit facility is comprised of a $72.5 million line of credit (the “Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. We are required to pay a commitment fee on the average daily unused portion of the total commitment based on our consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears.

At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio and are collateralized by a first priority security interest on all of our personal property. At September 30, 2012, the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to our leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which we were in compliance at September 30, 2012. As of September 30, 2012, $19.2 million was outstanding under acquisition loans, of which $6.1 million was due within one year. In addition, there were standby letters of credit of approximately $8.5 million, which were applied against and reduced the amounts available under the credit facility as of September 30, 2012.

We lease satellite space segment services, property and other equipment under various operating lease agreements, which expire in various years through the fiscal year ending June 30, 2021. Future minimum lease payments due on these leases through September 30, 2013 are approximately $43.0 million.

At September 30, 2012, we had contractual obligations and other commercial commitments as follows (in thousands):

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$43,034	$26,582	$13,390	$3,049	$13
Long-term debt	19,150	6,100	10,950	2,100	—

Total contractual obligations	$62,184	$32,682	$24,340	$5,149	$13

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$8,494	$7,830	$664	$—	$—

Total commercial commitments	$8,494	$7,830	$664	$—	$—

Our tax liability for uncertain tax positions was approximately $1.5 million at September 30, 2012. Until formal resolutions are reached between us and the tax authorities, the timing and amount of possible audit settlements for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

As part of the acquisition of ComSource, the former ComSource shareholders are also entitled to receive additional cash payments of up to $12.1 million for the twelve months ending March 31, 2013, subject to an earn-out based upon the acquired business achieving certain earnings milestones in the twelve month period. As of September 30 and June 30, 2012, the Company has estimated the fair value of the earn-out to be zero for the earn-out period ending March 31, 2013. In July 2012, $4.7 million was paid to the former shareholders of ComSource for the earn-out period ended March 31, 2012.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the services and infrastructure solutions business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2013. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of $25,000 in the three months ended September 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

On October 11, 2012, Harvey Wenz filed a purported shareholder class action complaint in New York State Supreme Court, Suffolk County, captioned Wenz v. Globecomm Systems Inc., et al., Index No. 031747/2012 (N.Y. Sup. Ct. Suffolk County), seeking to enjoin our annual stockholder meeting scheduled for November 15, 2012 until we make certain additional disclosures. Plaintiffs allege that the members of our Board of Directors breached their fiduciary duties by failing to disclose in our October 5, 2012 Definitive Proxy Statement certain information concerning proposals in the Proxy Statement to (i) amend the 2006 Stock Incentive Plan and (ii) provide stockholders with a non-binding, advisory vote on our compensation program for our named executives. The lawsuit also alleges that we aided and abetted these alleged breaches of fiduciary duty. Plaintiff also seeks unspecified damages and attorneys’ fees. On October 22, 2012, the complaint was amended to add as a plaintiff Joan Wenz, another purported stockholder of the Company. This lawsuit is in its early stages, but we believe that the asserted claims are without merit and plan to contest the suit vigorously.

Item 1A. Risk Factors

Risks Related to Our Business

Reductions in telecommunications equipment and systems spending have negatively affected our revenues and profitability of our infrastructure solutions segment, which may not be offset by the growth in our services segment.

During the past several years, as a consequence of the worldwide financial and economic crisis and business downturn, the global economy has been adversely impacted and nearly all businesses, including ours, have faced uncertain economic environments. As a result of the current global economic conditions, our customers have reduced and may continue to reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability. For the three months ended September 30, 2012 and the three years ended June 30, 2012, our infrastructure solutions segment in particular was impacted by these factors and incurred operating losses. It is currently difficult to assess whether or not future bookings or revenues in this segment will meet or exceed the levels experienced in the recent past. Moreover, the profit margins on future bookings could continue to be compressed due to competitive pressures. The growth and profitability of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

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

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the three months ended September 30, 2012, 23% and 13% of our revenues were derived from US Army CECOM and Inmarsat Government, respectively. A significant portion of this revenue with US Army CECOM is derived from a multi-year, $74 million agreement which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. In addition we performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. Previously similar services were provided to Northrop which had a prime contract with the U.S. Government. Our contract for these services has an initial term ending December 31, 2013, with the subcontractor under the U.S. Government’s contract with Northrop’s successor, Inmarsat Government, for the next phase of this program, and under which we expect to continue to provide similar services, albeit at a somewhat lower profit margin. This subcontract is expected to continue to be material to our results of operations and has provided profit margin significantly above our norm. In addition, we have agreements with two customers to provide equipment and services from which we expect to generate a significant portion of revenues. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn or other reduction in defense spending in this marketplace, including as a result of the U.S. military’s withdrawal from combat in Afghanistan would adversely affect us.

In the three months ended September 30, 2012, we derived 61% of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the mounting government deficits and efforts to reduce expenditures in upcoming budgets and Congressional initiative have resulted in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods and from which combat troops are currently expected to be completely withdrawn by the end of 2014.

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

Future revenues and results of operations of our services business are dependent on the success of the market for our current and future services. In the three months ended September 30, 2012, services revenues were 58% of total revenue. While our services revenue generally increased as a percentage of total revenue in prior periods, our services revenue decreased as a percentage of total revenue in the three months ended September 30, 2012 and the year ended June 30, 2012, due to a significant increase in relatively low margin infrastructure revenue, including from Contract A. In the year ended June 30, 2012 services revenues were 58% of total revenue, compared to 69% and 60% in fiscal 2011 and 2010, respectively. The service business tends to have significantly higher gross margins than our infrastructure solutions business and has accounted for all of our profits in the past three fiscal years. Our revenues and results of operations may also be affected by our entry into contracts bearing lower gross margins due to competitive pressures. A future reduction in the proportion of our services business would disproportionately impact our results of operations.

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations. In the three months ended September 30, 2012 we recorded $0.8 million, for additional costs incurred on a fixed-price contract in the infrastructure solutions segment. The additional costs were due in large part to unexpected difficulties and consequential substantial costs associated with engineering and production issues.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From October 1, 2011 through October 31, 2012, our stock price ranged from a low of $9.44 per share to a high of $16.00 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded as well as the concentration of ownership of our common stock, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. Based solely on information contained in SEC filings, as of October 31, 2012, seven institutional groups of shareholders beneficially own 57% of our outstanding common stock; investment decisions by these shareholders could significantly affect the liquidity and price of our common stock and could result in a substantial shift in ownership of our company. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

Our business could be negatively affected as a result of actions of activist shareholders.

Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. The perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safe Disclosures

Not Appliciable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K dated September 28, 1998 (Reg. No. 000-22839) (the “Annual Report”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.2 to the Annual Report, and hereby incorporated by reference.

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC.
(Registrant)

Date: November 9, 2012	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ ANDREW C. MELFI
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