Form 10-Q
period 2012-12-31
GLOBECOMM SYSTEMS INC
filed 2013-02-11
CIK 1031028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 6, 2013, there were 23,531,634 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,551	$72,196
Accounts receivable, net	55,955	59,224
Inventories	36,378	30,664
Prepaid expenses and other current assets	4,770	4,101
Deferred income taxes	3,559	7,041

Total current assets	174,213	173,226
Fixed assets, net	49,376	47,712
Goodwill	68,999	68,463
Intangibles, net	18,110	19,331
Other assets	1,388	1,335

Total assets	$312,086	$310,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,741	$34,017
Deferred revenues	6,676	4,626
Accrued payroll and related fringe benefits	4,519	6,728
Other accrued expenses	6,946	11,918
Current portion of long term debt	6,100	6,100

Total current liabilities	58,982	63,389
Other liabilities	164	230
Long term debt	11,525	14,575
Deferred income taxes	12,485	12,485
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at December 31, 2012 and June 30, 2012	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 23,950,285 at December 31, 2012 and 23,510,377 at June 30, 2012	24	24
Additional paid-in capital	207,372	205,162
Retained earnings	24,710	18,205
Treasury stock, at cost, 465,351 shares at December 31, 2012 and June 30, 2012	(2,781)	(2,781)
Accumulated other comprehensive loss	(395)	(1,222)

Total stockholders’ equity	228,930	219,388

Total liabilities and stockholders’ equity	$312,086	$310,067

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Revenues from services	$50,172	$54,652	$97,344	$104,891
Revenues from infrastructure solutions	29,567	40,538	63,558	61,269

Total revenues	79,739	95,190	160,902	166,160

Costs and operating expenses:
Costs from services	33,779	35,821	65,783	69,786
Costs from infrastructure solutions	26,707	36,370	58,779	54,492
Selling and marketing	4,418	4,855	8,706	9,448
Research and development	986	1,748	1,939	3,504
General and administrative	7,911	8,391	15,606	16,734
Earn-out fair value adjustments	—	(4,100)	—	(10,574)

Total costs and operating expenses	73,801	83,085	150,813	143,390

Income from operations	5,938	12,105	10,089	22,770
Interest income	82	57	167	112
Interest expense	(103)	(157)	(217)	(322)

Income before income taxes	5,917	12,005	10,039	22,560
Provision for income taxes	2,088	2,755	3,534	3,983

Net income	$3,829	$9,250	$6,505	$18,577

Basic net income per common share	$0.17	$0.42	$0.29	$0.85

Diluted net income per common share	$0.17	$0.41	$0.28	$0.82

Weighted-average shares used in the calculation of basic net income per common share	22,639	22,038	22,530	21,903

Weighted-average shares used in the calculation of diluted net income per common share	22,987	22,656	22,921	22,594

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income	$3,829	$9,250	$6,505	$18,577
Other comprehensive income, net of tax:
Foreign currency translation	$433	$(123)	827	(427)

Comprehensive income	$4,262	$9,127	$7,332	$18,150

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance at June 30, 2012	23,510	$24	$205,162	$18,205	$(1,222)	465	$(2,781)	$219,388
Proceeds from exercise of stock options	77		324					324
Stock compensation expense			1,886					1,886
Grant of restricted shares	363
Net income				6,505				6,505
Foreign currency translation					827			827

Balance at December 31, 2012	23,950	$24	$207,372	$24,710	$(395)	465	$(2,781)	$228,930

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2012	December 31, 2011
Operating Activities:
Net income	$6,505	$18,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,792	6,196
Provision for doubtful accounts	(171)	168
Deferred income taxes	3,482	3,688
Stock compensation expense	1,886	1,765
Earn-out fair value adjustments	—	(10,574)
Changes in operating assets and liabilities:
Accounts receivable	3,368	(11,506)
Inventories	(5,704)	(7,290)
Prepaid expenses and other current assets	(625)	(592)
Other assets	(29)	166
Accounts payable	753	11,151
Deferred revenue	2,000	3,329
Accrued payroll and related fringe benefits	(2,224)	(501)
Other accrued expenses	(286)	(74)
Other liabilities	(66)	96

Net cash provided by operating activities	14,681	14,599

Investing Activities:
Purchases of fixed assets	(5,896)	(5,137)
Cash payment for earn-outs	(4,700)	(4,500)

Net cash used in investing activities	(10,596)	(9,637)

Financing Activities:
Proceeds from exercise of stock options	324	616
Repayments of debt	(3,050)	(3,050)

Net cash used in financing activities	(2,726)	(2,434)

Effect of foreign currency translation on cash and cash equivalents	(4)	(124)

Net increase in cash and cash equivalents	1,355	2,404
Cash and cash equivalents at beginning of period	72,196	47,964

Cash and cash equivalents at end of period	$73,551	$50,368

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$221	$331
Cash paid for income taxes	282	250

See accompanying notes.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2012 and the accompanying notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2012.

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

Stock-Based Compensation

Stock compensation expense was approximately $1,017,000 and $1,886,000 for the three and six months ended December 31, 2012, respectively. Stock compensation expense was approximately $905,000 and $1,765,000 for the three and six months ended December 31, 2011, respectively. As of December 31, 2012, there was approximately $6,917,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2012, there was approximately $107,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.0 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth fiscal quarter. There have been no events in the three and six months ended December 31, 2012 that would indicate that goodwill and indefinite life intangible assets were impaired.

Comprehensive Income

Comprehensive income for the three and six months ended December 31, 2012 of approximately $4,262,000 and $7,332,000, respectively, includes an unrealized foreign currency translation gain of approximately $433,000 and $827,000, respectively. Comprehensive income for the three and six months ended December 31, 2011 of approximately $9,127,000 and $18,150,000, respectively, includes an unrealized foreign currency translation loss of approximately $123,000 and $427,000, respectively.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At December 31, 2012, the Company had a liability for unrecognized tax benefits of approximately $1,475,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of December 31, 2012, the Company had not accrued any amounts for the potential payment of penalties and interest.

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

2. Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2012 excludes the effect of approximately 507,000 stock options and restricted shares in the calculation of the incremental common shares, as their effect would have been anti-dilutive. Diluted net income per share for the three and six months ended December 31, 2011 excludes the effect of approximately 73,000 stock options and restricted shares in the calculation of the incremental common shares, as their effect would have been anti-dilutive.

3. Inventories

Inventories consist of the following:

	December 31, 2012	June 30, 2012
	(Unaudited)
	(In thousands)
Raw materials and component parts	$2,575	$1,998
Work-in-progress	39,103	30,717

	41,678	32,715
Less progress payments	5,300	2,051

	$36,378	$30,664

4. Segment Information

The Company operates through two business segments. Its services segment, through GNSC, GSM, Cachendo, Mach 6, Telaurus, Melat, Evocomm, C2C, Globecomm SA and ComSource, provides satellite communication services capabilities. Its infrastructure solutions segment, through Globecomm Systems Inc., provides design, engineering and installation of complex ground segment systems and networks.

The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products.

The following is the Company’s business segment information for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Unaudited) (In thousands)
Revenues:
Services	$50,615	$57,821	$98,347	$109,285
Infrastructure solutions	29,567	40,587	63,558	61,480
Intercompany eliminations	(443)	(3,218)	(1,003)	(4,605)

Total revenues	$79,739	$95,190	$160,902	$166,160

Income (loss) from operations:
Services (1)	$7,689	$13,740	$14,500	$27,192
Infrastructure solutions	(1,756)	(1,545)	(4,416)	(4,335)
Interest income	82	57	167	112
Interest expense	(103)	(157)	(217)	(322)
Intercompany eliminations	5	(90)	5	(87)

Income before income taxes	$5,917	$12,005	$10,039	$22,560

Depreciation and amortization:
Services	$2,435	$2,615	$5,027	$5,342
Infrastructure solutions	384	434	765	854

Total depreciation and amortization	$2,819	$3,049	$5,792	$6,196

Expenditures for long-lived assets:
Services	$2,627	$2,100	$4,927	$3,252
Infrastructure solutions	448	1,312	969	1,885

Total expenditures for long-lived assets	$3,075	$3,412	$5,896	$5,137

(1)	The three and six months ended December 31, 2011 include gains recorded for fair value adjustments of $4.1 million and $10.6 million, respectively.

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

At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At December 31, 2012, the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at December 31, 2012. As of December 30, 2012, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan described below there were standby letters of credit of approximately $8,083,000, which were applied against and reduced the amounts available under the credit facility.

As of December 31, 2012 debt consisted of the following (in thousands):

C2C Acquisition Loan	$5,625
ComSource Acquisition Loan	12,000

Total debt	17,625
Less current portion	6,100

Long term debt	$11,525

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the then-existing credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of December 31, 2012 was approximately 2.2% per annum. At December 31, 2012, $5,625,000 was outstanding of which $2,500,000 was due within one year.

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of December 31, 2012 was approximately 2.2% per annum. At December 31, 2012, $12,000,000 was outstanding of which $3,600,000 was due within one year.

Remaining future minimum payments under these agreements, excluding interest, for the next five fiscal years are expected to be as follows (in thousands):

2013	$3,050
2014	6,100
2015	5,475
2016	3,000

6. Intangibles

Intangibles subject to amortization consisted of the following:

	December 31, 2012	June 30, 2012	Est. useful life
	(In thousands)
Customer relationships	$24,890	$24,617	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,461	2,406	6 months-2 years
Covenant not to compete	126	125	3-4 years
Trademark	383	381	5 years

	29,147	28,816
Less accumulated amortization	11,037	9,485

Intangibles, net	$18,110	$19,331

Amortization expense of approximately $728,000 and $1,456,000 was included in general and administrative expenses in the three and six months ended December 31, 2012, respectively. Amortization expense of $1,061,000 and $2,122,000 was included in general and administrative expenses in the three and six months ended December 31, 2011, respectively.

Remaining amortization expense for the following five fiscal years related to these intangible assets is expected to be as follows (in thousands):

2013	$1,444
2014	2,871
2015	2,578
2016	2,228
2017	2,183

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

There were no transfers in or out of the Level 1 and 2 in the six months ended December 31, 2012.

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

The book value of the Company’s debt of $17,625,000 approximates fair value based upon its variable interest rate.

The fair value of the earn-out accruals is determined using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis was performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook and are classified within Level 3 of the valuation hierarchy. The following table sets forth the changes in fair value measurements attributable to the earn-out accruals during the six months ended December 31, 2012 (in thousands):

Balance at June 30, 2012	$4,700
Payment of earn-out	(4,700)

Balance at December 31, 2012	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors which are described in the “Risk Factors” section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

The services and products we offer include: access, hosted, professional services and lifecycle support services, pre-engineered and systems design and integration products. To provide these services and products, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to government entities, our customers are communications service providers, commercial enterprises and media and content broadcasters.

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

During the past several years many businesses including ours, have faced uncertain economic environments. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may continue to decline or grow more slowly than we expect. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Our infrastructure solutions segment in particular was impacted by this decreased demand and capital spending by our customers, and we incurred operating losses in this segment over the past several years. We cannot predict the extent to which demand will increase, nor the timing of such demand. The growth and profitability of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

In the three months ended December 31, 2012, 13% of our revenues were derived from services rendered to each of the US Army CECOM and Inmarsat Government. In the six months ended December 31, 2012, 18% and 13% of our revenues were derived from services rendered to the US Army CECOM and Inmarsat Government, respectively. A significant portion of this revenue with US Army CECOM is derived from a multi-year, $74 million agreement (“Contract A”) which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively lower profit margins. In addition we performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. Previously, similar services were provided to Northrop Grumman Information Technologies Inc. (“Northrop”) which had a prime contract with the U.S. Government. Our contract for these services as a subcontractor to Inmarsat Government has an initial term ending December 31, 2013 at a somewhat lower profit margin than our prior agreement with Northrop. This subcontract is expected to continue to be material to our results of operations and has provided profit margin significantly above our norm. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time our services to these customers are located in developing countries or otherwise subject to unusual risks.

In a majority of cases, revenues related to contracts for infrastructure solutions and services have been fixed-price contracts. The profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any single contract could have a material adverse effect on our business, financial condition and results of operations. In the years ended June 30, 2012 and June 30, 2011, we recorded $1.5 million and $2.1 million, respectively, for additional costs incurred on a fixed-price contract in the infrastructure segment (“Contract B”). In the three and six months ended December 31, 2012, we recorded $1.0 million for additional costs incurred on Contract B. In addition, in the three and six months ended December 31, 2012, we recorded $0.1 million and $1.0 million, respectively for additional costs incurred on another fixed-price contract. The additional costs were due in large part to unexpected difficulties resulting in unexpected substantial costs associated with engineering and production issues. The revenues associated with both loss programs are expected to be recognized in fiscal years 2013 and 2014 and will have no profit margin associated with them, which will negatively impact our gross margin percentages in fiscal years 2013 and 2014 as milestones are reached, as they have negatively impacted our gross margin percentage in the three and six months ended December 31, 2012 and the fiscal year ended June 30, 2012.

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

Goodwill and Other Intangible Assets Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the six months ended December 31, 2012 that would indicate that the goodwill and indefinite life intangible assets were impaired.

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

At December 31, 2012 and June 30, 2012 we had a liability for unrecognized tax benefits of approximately $1,475,000, which if recognized in the future, would favorably impact our effective tax rate.

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

As of December 31, 2012, there was approximately $6,917,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2012, there was approximately $107,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Valuation of contingent consideration

Contingent consideration relates to the fair value of the earn-out accrual for acquisitions. We estimate this accrual by using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis is performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook. As of December 31, 2012 and June 30, 2012, we have estimated the fair value of the earn-out for the ComSource acquisition for the twelve month period ending March 31, 2013 to be zero.

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

Results of Operations

Three and Six Months Ended December 31, 2012 and 2011

Revenues from Services. Revenues decreased by $4.5 million, or 8.2%, to $50.2 million for the three months ended December 31, 2012 and decreased by $7.5 million, or 7.2%, to $97.3 million for the six months ended December 31, 2012, compared to $54.7 million and $104.9 million for the three and six months ended December 31, 2011, respectively. The decrease in revenues was primarily due to a decrease in our access service offering in the government marketplace due to the reduction of services in Iraq.

Revenues from Infrastructure Solutions. Revenues decreased by $11.0 million, or 27.1%, to $29.6 million for the three months ended December 31, 2012 and increased by $2.3 million, or 3.7%, to $63.6 million for the six months ended December 31, 2012, compared to $40.5 million and $61.3 million for the three and six months ended December 31, 2011, respectively. The decrease in revenues in the three months ended December 31, 2012 was primarily driven by the decrease in achievement of revenue milestones under Contact A which was substantially complete as of December 31, 2012 with remaining backlog of approximately $1.1 million. The increase in revenue in the six months ended December 31, 2012 was due to increase in milestones achieved under Contract A in the three months ended September 30, 2012 as compared to September 30, 2011.

Costs from Services. Costs from services decreased by $2.0 million, or 5.7%, to $33.8 million for the three months ended December 31, 2012 and decreased by $4.0 million, or 5.7%, to $65.8 million for the six months ended December 31, 2012, compared to $35.8 million and $69.8 million for the three and six months ended December 31, 2011, respectively. Gross margin decreased to 32.7% of revenues for the three months ended December 31, 2012 and decreased to 32.4% of revenues for the six months ended December 31, 2012, compared to 34.5% and 33.5% for the three and six months ended December 31, 2011, respectively. The decrease in the gross margin was primarily driven by a decrease in revenue in the government marketplace due to a reduction of services in Iraq and a reduction in margin due to the customer change from Northrop to Inmarsat Government on a government program for which we provide subcontracting services. The gross margin in the services segment has been a key driver of our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $9.7 million, or 26.6%, to $26.7 million for the three months ended December 31, 2012 and increased by $4.3 million, or 7.9%, to $58.8 million for the six months ended December 31, 2012, compared to $36.4 million and $54.5 million for the three and six months ended December 31, 2011, respectively. The gross margin decreased to 9.7% in the three months ended December 31, 2012 and decreased to 7.5% for the six months ended December 31, 2012, compared to 10.3% and 11.1% for the three and six months ended December 31, 2011, respectively. The decrease in gross margin was mainly attributable to significant proportion of revenue from Contract A, which has lower than normal margin. The Company expects a significant portion of previously delayed shipments on Contract B, which carries no margin to be made in the remainder of fiscal 2013 and fiscal 2014 which in each case will negatively impact our gross margin percentage in the remainder of fiscal 2013 and fiscal 2014 as milestones are reached under that contract.

Selling and Marketing. Selling and marketing expenses decreased by $0.4 million, or 9.0%, to $4.4 million for the three months ended December 31, 2012 and decreased by $0.7 million, or 7.9%, to $8.7 million for the six months ended December 31, 2012, compared to $4.9 million and $9.4 million for the three and six months ended December 31, 2011, respectively. The decrease was a result of cost cutting initiatives.

Research and Development. Research and development expenses decreased by $0.8 million, or 43.6%, to $1.0 million for the three months ended December 31, 2012 and decreased by $1.6 million, or 44.7%, to $1.9 million for the six months ended December 31, 2012, compared to $1.7 million and $3.5 million for the three and six months ended December 31, 2011, respectively. The decrease was principally due to higher than normal costs in the three and six months ended December 31, 2011 associated with the Tempo Enterprise Media Platform and infrastructure program-related development that has been completed.

General and Administrative. General and administrative expenses decreased by $0.5 million, or 5.7%, to $7.9 million for the three months ended December 31, 2012 and decreased by $1.1 million, or 6.7%, to $15.6 million for the six months ended December 31, 2012 compared to $8.4 million and $16.7 million for the three and six months ended December 31, 2011, respectively. The decrease was a result of a decrease in amortization of intangibles in the three and six months ended December 31, 2012 of approximately $0.3 million and $0.7 million, respectively, a decrease in accruals for our management incentive plan and other cost cutting initiatives.

Earn-out Fair Value Adjustments. The earn-out fair value adjustment in the three and six months ended December 31, 2011 was due to the reduction in the estimated earn-out accrual related to the acquisition of ComSource due to reduction in the forecasted results.

Interest Income. Interest income remained consistent for the three and six months ended December 31, 2012, as compared to the prior period.

Interest Expense. Interest expense decreased by $0.1 million for the three and six months ended December 31, 2012, as a result of a decrease in outstanding debt resulting from the monthly repayments.

Provision for Income Taxes. The provision for income taxes decreased by $0.7 million, or 24.2%, to $2.1 million for the three months ended December 31, 2012 and decreased by $0.4 million, or 11.3%, to $3.5 million for the six months ended December 31, 2012, compared to $2.8 million and $4.0 million for the three and six months ended December 31, 2011, respectively. The effective tax rate increased to 35% from 23% and 18% for the three and six months ended December 31, 2011, respectively, due to the impact in the prior year of an earn-out fair value gain which was not subject to tax.

Liquidity and Capital Resources

At December 31, 2012, we had working capital of $115.2 million, including cash and cash equivalents of $73.6 million, net accounts receivable of $56.0 million, inventories of $36.4 million and prepaid expenses and other current assets of $4.8 million and deferred income taxes of $3.6 million, offset by $34.7 million in accounts payable, $6.9 million in other accrued expenses, $6.7 million in deferred revenue, $6.1 million in current portion of long term debt, and $4.5 million in accrued payroll and related fringe benefits.

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

Net cash provided by operating activities during the six months ended December 31, 2012 was $14.7 million. This primarily related to net income of $6.5 million, a non-cash item representing depreciation and amortization expense of $5.8 million comprised of depreciation expense related to the network operations center and satellite earth station equipment and amortization expense related to acquisitions, a decrease in deferred income taxes of $3.5 million due to net income generated in the period, a decrease in accounts receivable of $3.4 million due to the timing of billings and collections from customers, an increase in deferred revenue of $2.0 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts and non-cash stock compensation expense of $1.9 million, offset by an increase in inventory of $5.7 million due to the timing of shipments and purchases of equipment for milestones to be reached in future periods and a decrease in accrued payroll and related fringe benefits of $2.2 million due to payment of awards under our management incentive plan.

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

Net cash used in investing activities during the six months ended December 31, 2012 was $10.6 million, which related to the purchase of Tempo Enterprise Media Platform assets, network operations center and teleport assets, hosted mobile core switch assets and the implementation of an enterprise resource planning software system of $5.9 million and the payment for the ComSource earn-out of $4.7 million for the earn-out period ended March 31, 2012.

Net cash used in investing activities during the six months ended December 31, 2011 was $9.6 million, which related to the cash portion of the payment for the C2C and Evocomm earn-out of $4.5 million and the purchase of network operations center assets, teleport assets, and the implementation of an enterprise resource planning software system of $5.1 million.

Net cash used in financing activities during the six months ended December 31, 2012 was $2.7 million, which primarily related to repayment of long term debt of $3.1 million partially offset by $0.3 million of proceeds from the exercise of stock options.

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

At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio and are collateralized by a first priority security interest on all of our personal property. At December 31, 2012, the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to our leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which we were in compliance at December 31, 2012. As of December 31, 2012, $17.6 million was outstanding under acquisition loans, of which $6.1 million was due within one year. In addition, there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility as of December 31, 2012.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal year ending June 30, 2021. Future minimum lease payments due on these leases through December 31, 2013 are approximately $38.1 million.

At December 31, 2012, we had contractual obligations and other commercial commitments as follows (in thousands):

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$38,372	$23,678	$12,277	$2,398	$19
Long term debt	17,625	6,100	10,325	1,200	—

Total contractual obligations	$55,997	$29,778	$22,602	$3,598	$19

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$8,083	$7,419	$664	$—	$—

Total commercial commitments	$8,083	$7,419	$664	$—	$—

Our tax liability for uncertain tax positions was approximately $1.5 million at December 31, 2012. Until formal resolutions are reached between us and the tax authorities, the timing and amount of possible audit settlements for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

As part of the acquisition of ComSource, the former ComSource shareholders are also entitled to receive additional cash payments of up to $12.1 million for the twelve months ending March 31, 2013, subject to an earn-out based upon the acquired business achieving certain earnings milestones in the twelve month period. As of December 31 and June 30, 2012, the Company has estimated the fair value of the earn-out to be zero for the earn-out period ending March 31, 2013. In July 2012, $4.7 million was paid to the former shareholders of ComSource for the earn-out period ended March 31, 2012.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the services and infrastructure solutions business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through December 31, 2013. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Related Party Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long term debt would have resulted in additional interest expense of $23,000 and $49,000 in the three and six months ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On October 11, 2012, Harvey Wenz filed a purported shareholder class action complaint in New York State Supreme Court, Suffolk County, captioned Wenz v. Globecomm Systems Inc., et al., Index No. 031747/2012 (N.Y. Sup. Ct. Suffolk County), seeking to enjoin the annual shareholder meeting of the Company scheduled for November 15, 2012 until the Company made certain additional disclosures. On October 22, 2012, the complaint was amended to add as a plaintiff Joan Wenz, another purported shareholder of the Company. Plaintiffs alleged that the Directors of the Company breached their fiduciary duties by failing to disclose in the Company’s October 5, 2012 Definitive Proxy Statement certain information concerning proposals in the Proxy to (i) amend the 2006 Stock Incentive Plan, and (ii) provide stockholders with a non-binding, advisory vote on the Company’s compensation program for its named executives. The lawsuit also alleged that the Company aided and abetted these alleged breaches of fiduciary duty. In addition to an injunction, plaintiffs sought unspecified damages and attorneys’ fees. On November 2, 2012, plaintiffs moved by order to show cause for a preliminary injunction enjoining the November 15, 2012 shareholder vote as the two proposals noted above. The court denied plaintiffs’ motion for a preliminary injunction on November 14, 2012. On November 29, 2012, plaintiffs voluntarily discontinued the action with prejudice as to themselves and without prejudice as to all other Globecomm shareholders.

Item 1A. Risk Factors

Risks Related to Our Business

Since sales of telecommunications equipment are dependent on the growth of communications networks, if market demand for these networks does not increase from recent depressed levels, the revenue and profitability of our infrastructure solutions segment are likely to decline, which may not be offset by growth in our services segment.

We derive, and expect to continue to derive, a significant amount of revenues from the sale of telecommunications equipment, in particular, satellite infrastructure solutions. During the past several years many businesses, including ours, have faced uncertain economic environments. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may continue to decline or grow more slowly than we expect. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Our infrastructure solutions segment in particular was impacted by this decreased demand and capital spending by our customers and we have incurred operating losses in that segment for several years. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures and depressed margins. As a result, we may not be able to grow our infrastructure business, our revenues may decline from current levels and our results of operations may be harmed. We cannot predict the extent to which demand will increase, nor the timing of such demand. The growth and profitability of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

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

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the three and six months ended December 31, 2012, 13% of our revenues were derived from each of US Army CECOM and Inmarsat Government and 18% and 13% of our revenues were derived from each of US Army CECOM and Inmarsat Government, respectively. A significant portion of the revenue from US Army CECOM is derived from a multi-year, $74 million agreement which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. In addition, we performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. Previously, similar services were provided to Northrop which had a prime contract with the U.S. Government. Our contract for these services as a subcontractor to Inmarsat Government has an initial term ending December 31, 2013 at a somewhat lower profit margin than under our prior agreement with Northrop. This subcontract is expected to continue to be material to our results of operations and has provided profit margin significantly above our norm. In addition, we have agreements with two customers to provide equipment and services from which we expect to generate a significant portion of revenues. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn or other reduction in defense spending in this marketplace, including as a result of the U.S. military’s withdrawal from combat in Afghanistan would adversely affect us.

In the three and six months ended December 31, 2012, we derived 59% and 60%, respectively, of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

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

We market and sell a substantial portion of our services and products internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future, including revenues from our acquisitions, with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Iraq and Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

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

Since our service revenue has generally increased as a percentage of total revenue in prior periods and generally have higher gross margins, if our service revenue decreases or margins decrease, our results of operations will be harmed.

While our services revenue generally increased as a percentage of total revenue in prior periods, our services revenue decreased to 60% of total revenue in the six months ended December 31, 2012 compared to 63% in the six months ended December 31, 2011 due to a significant increase in relatively low margin infrastructure revenue, including from Contract A. In the year ended June 30, 2012 services revenues were 58% of total revenue, compared to 69% and 60% in fiscal 2011 and 2010, respectively. The decrease in service revenue as a percentage of total revenue in fiscal 2012 was also due to increase in revenue in infrastructure from Contract A. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations. In the three and six months ended December 31, 2012 we recorded $1.1 million and $2.0 million, respectively for additional costs incurred on fixed-price contracts in the infrastructure solutions segment. The additional costs were due in large part to unexpected difficulties and consequential substantial costs associated with engineering and production issues.

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

We are assessing whether or not to enter into a strategic transaction, the outcome of which is uncertain and which may divert our management and result in significant costs.

On January 14, 2013, we announced that we retained Needham & Company, LLC to assist us as financial advisor to review potential strategic alternatives to enhance shareholder value. We cannot assure you that the process will result in any transaction or any change in our overall structure or business model. The evaluation of strategic alternatives may significantly divert the attention of our senior management from day-to-day operations. The review may also result in our incurring substantial fees or other expenses.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From January 1, 2012 through January 31, 2013, our stock price ranged from a low of $9.44 per share to a high of $16.00 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

•	quarterly variations in operating results;

•	announcements of new technologies, products or services by us or any of our competitors;

•	anticipated strategic transactions in which we might participate;

•	changes in financial estimates or recommendations by securities analysts;

•	general market conditions, including periods of significant volatility; or

•	domestic and international economic factors unrelated to our performance.

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded as well as the concentration of ownership of our common stock, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. Based solely on information contained in SEC filings, as of January 31, 2013, seven institutional groups of shareholders beneficially own 49% of our outstanding common stock; investment decisions by these shareholders could significantly affect the liquidity and price of our common stock and could result in a substantial shift in ownership of our company. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. The perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners. The success or failure of our ongoing review of strategic alternatives could result in disputes between the Company and these activist shareholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safe Disclosure

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K dated September 28, 1998, as amended February 9, 2005 (Reg. No. 000-22839) (the “Annual Report”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.2 to the Annual Report, and hereby incorporated by reference.

10.1	Form of Director Indemnification Agreement (filed herewith).

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)

Date: February 11, 2013	/s/ DAVID E. HERSHBERG
David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2013	/s/ ANDREW C. MELFI
Andrew C. Melfi
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K dated September 28, 1998, as amended February 9, 2005 (Reg. No. 000-22839) (the “Annual Report”), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.2 to the Annual Report, and hereby incorporated by reference.

10.1	Form of Director Indemnification Agreement (filed herewith).

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document