Form 10-Q
period 2013-03-31
GLOBECOMM SYSTEMS INC
filed 2013-05-10
CIK 1031028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, there were 23,655,013 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,414	$72,196
Accounts receivable, net	62,023	59,224
Inventories	32,801	30,664
Prepaid expenses and other current assets	4,432	4,101
Deferred income taxes	1,261	7,041

Total current assets	171,931	173,226

Fixed assets, net	50,483	47,712
Goodwill	68,649	68,463
Intangibles, net	17,239	19,331
Other assets	1,450	1,335

Total assets	$309,752	$310,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,879	$34,017
Deferred revenues	5,186	4,626
Accrued payroll and related fringe benefits	4,820	6,728
Other accrued expenses	6,102	11,918
Current portion of long term debt	6,100	6,100

Total current liabilities	53,087	63,389

Other liabilities	96	230
Long term debt	10,000	14,575
Deferred income taxes	12,485	12,485

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at March 31, 2013 and June 30, 2012	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 24,092,979 at March 31, 2013 and 23,510,377 at June 30, 2012	24	24
Additional paid-in capital	209,117	205,162
Retained earnings	28,886	18,205
Treasury stock, at cost, 465,351 shares at March 31, 2013 and June 30, 2012	(2,781)	(2,781)
Accumulated other comprehensive (loss)	(1,162)	(1,222)

Total stockholders’ equity	234,084	219,388

Total liabilities and stockholders’ equity	$309,752	$310,067

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Revenues from services	$51,761	$65,931	$149,105	$170,822
Revenues from infrastructure solutions	26,306	44,998	89,864	106,267

Total revenues	78,067	110,929	238,969	277,089

Costs and operating expenses:
Costs from services	35,030	47,182	100,813	116,968
Costs from infrastructure solutions	22,816	40,047	81,595	94,539
Selling and marketing	4,485	4,843	13,191	14,291
Research and development	1,194	1,398	3,133	4,902
General and administrative	8,071	8,179	23,677	24,913
Earn-out fair value adjustments	—	2,829	—	(7,745)

Total costs and operating expenses	71,596	104,478	222,409	247,868

Income from operations	6,471	6,451	16,560	29,221

Interest income	79	59	246	171
Interest expense	(92)	(141)	(309)	(463)

Income before income taxes	6,458	6,369	16,497	28,929

Provision for income taxes	2,282	3,467	5,816	7,450

Net income	$4,176	$2,902	$10,681	$21,479

Basic net income per common share	$0.18	$0.13	$0.47	$0.98

Diluted net income per common share	$0.18	$0.13	$0.46	$0.95

Weighted-average shares used in the calculation of basic net income per common share	22,804	22,213	22,620	22,006

Weighted-average shares used in the calculation of diluted net income per common share	23,190	22,839	23,010	22,680

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net income	$4,176	$2,902	$10,681	$21,479
Other comprehensive income, net of tax:
Foreign currency translation	$(767)	$69	60	(358)

Comprehensive income	$3,409	$2,971	$10,741	$21,121

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2013

(In thousands)

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance at June 30, 2012	23,510	$24	$205,162	$18,205	$(1,222)	465	$(2,781)	$219,388
Proceeds from exercise of stock options	136		578					578
Proceeds from exercise of warrants	51		508					508
Stock compensation expense			2,869					2,869
Grant of restricted shares	396
Net income				10,681				10,681
Foreign currency translation					60			60

Balance at March 31, 2013	24,093	$24	$209,117	$28,886	$(1,162)	465	$(2,781)	$234,084

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2013	March 31, 2012
Operating Activities:
Net income	$10,681	$21,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,743	9,391
Provision for doubtful accounts	(213)	125
Deferred income taxes	5,780	6,621
Stock compensation expense	2,869	2,627
Earn-out fair value adjustments	—	(7,745)
Changes in operating assets and liabilities:
Accounts receivable	(2,642)	(618)
Inventories	(2,201)	(3,805)
Prepaid expenses and other current assets	(349)	(32)
Other assets	(107)	923
Accounts payable	(3,028)	9,288
Deferred revenue	551	(6,556)
Accrued payroll and related fringe benefits	(1,864)	558
Other accrued expenses	(1,243)	503
Other liabilities	(134)	194

Net cash provided by operating activities	16,843	32,953

Investing Activities:
Purchases of fixed assets	(9,354)	(9,622)
Cash payment for earn-outs	(4,700)	(4,500)

Net cash used in investing activities	(14,054)	(14,122)

Financing Activities:
Proceeds from exercise of stock options	578	1,290
Proceeds from exercise of warrants	508	100
Repayments of debt	(4,575)	(4,575)

Net cash used in financing activities	(3,489)	(3,185)

Effect of foreign currency translation on cash and cash equivalents	(82)	(255)

Net (decrease) increase in cash and cash equivalents	(782)	15,391
Cash and cash equivalents at beginning of period	72,196	47,964

Cash and cash equivalents at end of period	$71,414	$63,355

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$315	$476
Cash paid for income taxes	390	702

See accompanying notes.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013, or for any future period.

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

Stock-Based Compensation

Stock compensation expense was approximately $983,000 and $2,869,000 for the three and nine months ended March 31, 2013, respectively. Stock compensation expense was approximately $862,000 and $2,627,000 for the three and nine months ended March 31, 2012, respectively. As of March 31, 2013, there was approximately $6,293,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2013, there was approximately $83,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth fiscal quarter. There have been no events in the three and nine months ended March 31, 2013 that would indicate that goodwill and indefinite life intangible assets were impaired.

Comprehensive Income

Comprehensive income for the three and nine months ended March 31, 2013 of approximately $3,409,000 and $10,741,000, respectively, includes an unrealized foreign currency translation loss of approximately $767,000 and a gain of approximately $60,000, respectively. Comprehensive income for the three and nine months ended March 31, 2012 of approximately $2,971,000 and $21,121,000, respectively, includes an unrealized foreign currency translation gain of approximately $69,000 and a loss of approximately $358,000, respectively.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At March 31, 2013, the Company had a liability for unrecognized tax benefits of approximately $1,531,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of March 31, 2013, the Company had not accrued any amounts for the potential payment of penalties and interest.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued amended guidance intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued amended guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition or results of operations.

In July 2012, the FASB issued guidance that allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is not more likely than not that the indefinite-lived intangible asset is impaired. An entity no longer will be required to perform the quantitative impairment test of indefinite-lived intangible assets if, after it assesses that the totality of events and circumstances, the entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this is pronouncement will not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The adoption of this is pronouncement will not have a material impact on the Company’s consolidated financial condition or results of operations.

2. Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted earnings per share the weighted average shares include the incremental common shares issuable upon the exercise of stock options, warrants, and unvested restricted shares (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2013 excludes the effect of approximately 316,000 and 330,000 stock options and restricted shares in the calculation of the incremental common shares, as their effect would have been anti-dilutive. Diluted net income per share for the three and nine months ended March 31, 2012 excludes the effect of approximately 11,000 and 21,000 stock options and restricted shares in the calculation of the incremental common shares, as their effect would have been anti-dilutive.

3. Inventories

Inventories consist of the following:

	March 31, 2013 (Unaudited)	June 30, 2012
	(In thousands)

Raw materials and component parts	$2,778	$1,998
Work-in-progress	31,549	30,717

	34,327	32,715
Less progress payments	1,526	2,051

	$32,801	$30,664

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

The following is the Company’s business segment information for the three and nine months ended March 31, 2013 and 2012

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(Unaudited)
	(In thousands)
Revenues:
Services	$52,069	$67,403	$150,416	$176,688
Infrastructure solutions	27,027	45,920	90,585	107,400
Intercompany eliminations	(1,029)	(2,394)	(2,032)	(6,999)

Total revenues	$78,067	$110,929	$238,969	$277,089

Income (loss) from operations:
Services (1)	$7,939	$6,628	$22,420	$33,820
Infrastructure solutions	(1,450)	(231)	(5,866)	(4,566)
Interest income	79	59	246	171
Interest expense	(92)	(141)	(309)	(463)
Intercompany eliminations	(18)	54	6	(33)

Income before income taxes	$6,458	$6,369	$16,497	$28,929

Depreciation and amortization:
Services	$2,552	$2,758	$7,579	$8,100
Infrastructure solutions	399	437	1,164	1,291

Total depreciation and amortization	$2,951	$3,195	$8,743	$9,391

Expenditures for fixed assets:
Services	$2,922	$3,970	$7,849	$7,222
Infrastructure solutions	536	515	1,505	2,400

Total expenditures for fixed assets	$3,458	$4,485	$9,354	$9,622

(1)	The three and nine months ended March 31, 2012 include $2.8 million of expense and $7.7 million of gain recorded for earn-out fair value adjustments, respectively.

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

At the discretion of the Company, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At March 31, 2013, the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at March 31, 2013. As of March 31, 2013, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan described below there were standby letters of credit of approximately $6,511,000, which were applied against and reduced the amounts available under the credit facility.

As of March 31, 2013 debt consisted of the following (in thousands):

C2C Acquisition Loan	$5,000
ComSource Acquisition Loan	11,100

Total debt	16,100
Less current portion	6,100

Long term debt	$10,000

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the then-existing credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of March 31, 2013 was approximately 2.2% per annum. At March 31, 2013, $5,000,000 was outstanding of which $2,500,000 was due within one year.

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of March 31, 2013 was approximately 2.2% per annum. At March 31, 2013, $11,100,000 was outstanding of which $3,600,000 was due within one year.

Remaining future minimum payments for each of the following fiscal years under these agreements, excluding interest, are expected to be (in thousands):

2013	1,525
2014	6,100
2015	5,475
2016	3,000

6. Intangibles

Intangibles subject to amortization consisted of the following:

	March 31, 2013	June 30, 2012	Est. useful life
	(In thousands)
Customer relationships	$24,712	$24,617	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,425	2,406	6 months-2 years
Covenant not to compete	125	125	3-4 years
Trademark	382	381	5 years

	28,931	28,816
Less accumulated amortization	11,692	9,485

Intangibles, net	$17,239	$19,331

Amortization expense of approximately $728,000 and $2,183,000 was included in general and administrative expenses in the three and nine months ended March 31, 2013, respectively. Amortization expense of $795,000 and $2,916,000 was included in general and administrative expenses in the three and nine months ended March 31, 2012, respectively.

Remaining amortization expense for the following five fiscal years related to these intangible assets is expected to be as follows (in thousands):

2013	$723
2014	2,871
2015	2,578
2016	2,228
2017	2,183

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

There were no transfers in or out of the Level 1 and 2 in the nine months ended March 31, 2013.

The book value of the Company’s debt of $16,100,000 approximates fair value based upon its variable interest rate.

The fair value of the earn-out accruals is determined using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis was performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook and are classified within Level 3 of the valuation hierarchy. The earn-out period has concluded and there is no liability accrued as of March 31, 2013. The following table sets forth the changes in fair value measurements attributable to the earn-out accruals during the nine months ended March 31, 2013 (in thousands):

Balance at June 30, 2012	$4,700
Payment of earn-out	(4,700)

Balance at March 31, 2013	$—

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

During the past several years many businesses including ours, have faced uncertain economic environments. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may continue to decline or grow more slowly than we expect. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Our infrastructure solutions segment in particular was impacted by this decreased demand and capital spending by our customers, and we have continued to incur operating losses in this segment over the past several years. We cannot predict the extent to which demand will increase, nor the timing of such demand. The growth and profitability of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

In the three months ended March 31, 2013, 15% of our revenues were derived from services rendered to Inmarsat Government. In the nine months ended March 31, 2013, 14% and 13% of our revenues were derived from services rendered to Inmarsat Government and the US Army CECOM, respectively. We have performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. Previously, similar services were provided to Northrop Grumman Information Technologies Inc. (“Northrop”) which had a prime contract with the U.S. Government. Our contract for these services as a subcontractor to Inmarsat Government has a somewhat lower profit margin than our prior agreement with Northrop. This subcontract is expected to continue to be material to our results of operations and has provided profit margin significantly above our norm. In addition, a significant portion of the revenue with US Army CECOM is derived from a multi-year, $74 million agreement (“Contract A”) which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively lower profit margins Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time our services to these customers are located in developing countries or otherwise subject to unusual risks.

In a majority of cases, revenues related to contracts for infrastructure solutions and services have been fixed-price contracts. The profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any single contract could have a material adverse effect on our business, financial condition and results of operations. In the years ended June 30, 2012 and June 30, 2011, we recorded $1.5 million and $2.1 million, respectively, for additional costs incurred on a fixed-price contract in the infrastructure segment (“Contract B”). In the nine months ended March 31, 2013, we recorded $1.0 million for additional costs incurred on Contract B. In addition, in the nine months ended March 31, 2013, we recorded $1.0 million for additional costs incurred on another fixed-price contract. The additional costs were due in large part to unexpected difficulties resulting in substantial costs associated with engineering and production issues. The revenues associated with both loss programs are expected to be recognized in fiscal years 2013 and 2014 and will have no profit margin associated with them, which will negatively impact our gross margin percentages in fiscal years 2013 and 2014 as milestones are reached, as they have negatively impacted our gross margin percentage in the nine months ended March 31, 2013 and the fiscal year ended June 30, 2012.

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

Goodwill and Other Intangible Assets Impairment

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the nine months ended March 31, 2013 that would indicate that the goodwill and indefinite life intangible assets were impaired.

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

At March 31, 2013 and June 30, 2012 we had a liability for unrecognized tax benefits of approximately $1,531,000 and $1,475,000, respectively, which if recognized in the future, would favorably impact our effective tax rate.

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

As of March 31, 2013, there was approximately $6,293,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2013, there was approximately $83,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued amended guidance intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

In June 2011, the FASB issued amended guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

In July 2012, the FASB issued guidance that allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is not more likely than not that the indefinite-lived intangible asset is impaired. An entity no longer will be required to perform the quantitative impairment test of indefinite-lived intangible assets if, after it assesses that the totality of events and circumstances, the entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this is pronouncement will not have a material impact on our consolidated financial condition or results of operations.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The adoption of this is pronouncement will not have a material impact on our consolidated financial condition or results of operations.

Results of Operations

Three and Nine Months Ended March 31, 2013 and 2012

Revenues from Services. Revenues decreased by $14.2 million, or 21.5%, to $51.8 million for the three months ended March 31, 2013 and decreased by $21.7 million, or 12.7%, to $149.1 million for the nine months ended March 31, 2013, compared to $65.9 million and $170.8 million for the three and nine months ended March 31, 2012, respectively. The decrease in revenues was primarily due to a significant equipment sale of $12.8 million in the three months ended March 31, 2012 along with a decrease in our access service offering in the government marketplace due to the reduction of services in Iraq.

Revenues from Infrastructure Solutions. Revenues decreased by $18.7 million, or 41.5%, to $26.3 million for the three months ended March 31, 2013 and decreased by $16.4 million, or 15.4%, to $89.9 million for the nine months ended March 31, 2013, compared to $45.0 million and $106.3 million for the three and nine months ended March 31, 2012, respectively. The decrease in revenues in the three and nine months ended March 31, 2013 was primarily driven by the decrease in achievement of revenue milestones under Contact A which was substantially complete as of December 31, 2012.

Costs from Services. Costs from services decreased by $12.2 million, or 25.8%, to $35.0 million for the three months ended March 31, 2013 and decreased by $16.2 million, or 13.8%, to $100.8 million for the nine months ended March 31, 2013, compared to $47.2 million and $117.0 million for the three and nine months ended March 31, 2012, respectively. Gross margin percentage increased to 32.3% of revenues for the three months ended March 31, 2013 and 32.4% of revenues for the nine months ended March 31, 2013, compared to 28.4% and 31.5% for the three and nine months ended March 31, 2012, respectively. The increase in the gross margin percentage was primarily driven by a significant equipment sale at ComSource with lower margin in the three and nine months ended March 31, 2012. The gross margin in the services segment has been a key driver of our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $17.2 million, or 43.0%, to $22.8 million for the three months ended March 31, 2013 and decreased by $12.9 million, or 13.7%, to $81.6 million for the nine months ended March 31, 2013, compared to $40.0 million and $94.5 million for the three and nine months ended March 31, 2012, respectively. The gross margin percentage increased to 13.3% in the three months ended March 31, 2013 and decreased to 9.2% for the nine months ended March 31, 2013, compared to 11.0% for the three and nine months ended March 31, 2012, respectively. The increase in gross margin percentage in the three months ended March 31, 2013 was mainly attributable to significant proportion of revenue from Contract A in the prior period, which has lower than normal margin partially offset by milestones reached on Contract B which carries no margin. The decrease in gross margin percentage in the nine months ended March 31, 2013 was due to $2.0 million of additional costs incurred on fixed price contracts recorded in the six months ended December 31, 2012. The Company expects a significant portion of previously delayed shipments on Contract B, which carries no margin, to be made in the remainder of fiscal 2013 and fiscal 2014, which in each case will negatively impact our gross margin percentage in the remainder of fiscal 2013 and fiscal 2014 as milestones are reached under that contract.

Selling and Marketing. Selling and marketing expenses decreased by $0.4 million, or 7.4%, to $4.5 million for the three months ended March 31, 2013 and decreased by $1.1 million, or 7.7%, to $13.2 million for the nine months ended March 31, 2013, compared to $4.8 million and $14.3 million for the three and nine months ended March 31, 2012, respectively. The decrease was a result of cost cutting initiatives.

Research and Development. Research and development expenses decreased by $0.2 million, or 14.6%, to $1.2 million for the three months ended March 31, 2013 and decreased by $1.8 million, or 36.1%, to $3.1 million for the nine months ended March 31, 2013, compared to $1.4 million and $4.9 million for the three and nine months ended March 31, 2012, respectively. The decrease was principally due to higher than normal costs in the three and nine months ended March 31, 2012 associated with the Tempo Enterprise Media Platform and infrastructure program-related development that has been completed.

General and Administrative. General and administrative expenses decreased by $0.1 million, or 1.3%, to $8.1 million for the three months ended March 31, 2013 and decreased by $1.2 million, or 5.0%, to $23.7 million for the nine months ended March 31, 2013 compared to $8.2 million and $24.9 million for the three and nine months ended March 31, 2012, respectively. The decrease was a result of a decrease in amortization of intangibles in the three and nine months ended March 31, 2013 of approximately $0.1 million and $0.7 million, respectively, a decrease in accruals for our management incentive plan and other cost cutting initiatives.

Earn-out Fair Value Adjustments. The earn-out fair value adjustments charge of $2.8 million and gain of $7.7 million in the three and nine months ended March 31, 2012, respectively were due to the changes in the estimated earn-out accrual related to the acquisition of ComSource. The earn-out period has concluded and there was no liability accrued as of March 31, 2013.

Interest Income. Interest income remained consistent for the three and nine months ended March 31, 2013, as compared to the prior period.

Interest Expense. Interest expense decreased for the three and nine months ended March 31, 2013, as a result of a decrease in outstanding debt resulting from the monthly repayments.

Provision for Income Taxes. The provision for income taxes decreased by $1.2 million, or 34.2%, to $2.3 million for the three months ended March 31, 2013 and decreased by $1.6 million, or 21.9%, to $5.8 million for the nine months ended March 31, 2013, compared to $3.5 million and $7.5 million for the three and nine months ended March 31, 2012, respectively. The effective tax rate decreased to 35% for the three months ended March 31, 2013 and increased to 35% for the nine months ended March 31, 2013 compared to 54% and 26% for the three and nine months ended March 31, 2012, respectively, due to the impact in the prior year of earn-out fair value adjustments which were not subject to tax.

Liquidity and Capital Resources

At March 31, 2013, we had working capital of $118.8 million, including cash and cash equivalents of $71.4 million, net accounts receivable of $62.0 million, inventories of $32.8 million, prepaid expenses and other current assets of $4.4 million and current deferred income taxes of $1.3 million, offset by $30.9 million in accounts payable, $5.2 million in deferred revenues, $6.1 million in other accrued expenses, $6.1 million in current portion of long term debt and $4.8 million in accrued payroll and related fringe benefits.

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

Net cash provided by operating activities during the nine months ended March 31, 2013 was $16.8 million. This primarily related to net income of $10.7 million, a non-cash item representing depreciation and amortization expense of $8.7 million comprised of depreciation expense related to hosted mobile core switch asset, satellite earth station equipment and the network operations center and amortization expense related to acquisitions, a decrease in deferred income taxes of $5.8 million due to net income generated in the period, and non-cash stock compensation expense of $2.9 million offset by a decrease in accounts payable of $3.0 million due to the timing of inventory purchases and payments to vendors, an increase in accounts receivable of $2.6 million due to the timing of billings and collections from customers, an increase in inventory of $2.2 million due to the timing of shipments and purchases of equipment for milestones to be reached in future periods, a decrease in accrued payroll and related fringe benefits of $1.9 million due to a decrease in the accrual for our management incentive plan.

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

Net cash used in investing activities during the nine months ended March 31, 2013 was $14.1 million, which related to the purchase of Tempo Enterprise Media Platform assets, network operations center and teleport assets, hosted mobile core switch assets and the implementation of an enterprise resource planning software system of $9.4 million and the payment for the ComSource earn-out of $4.7 million.

Net cash used in investing activities during the nine months ended March 31, 2012 was $14.1 million, which related to the purchase of network operations center assets, teleport assets, and the implementation of an enterprise resource planning software system of $9.6 million and the final payment for the C2C and Evocomm earn-out of $4.5 million.

Net cash used in financing activities during the nine months ended March 31, 2013 was $3.5 million, which primarily related to repayment of long term debt of $4.6 million partially offset by $0.6 million of proceeds from the exercise of stock options and $0.5 million of proceeds from the exercise of warrants.

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

At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio and are collateralized by a first priority security interest on all of our personal property. At March 31, 2013, the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to our leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which we were in compliance at March 31, 2013. As of March 31, 2013, $16.1 million was outstanding under acquisition loans, of which $6.1 million was due within one year. In addition, there were standby letters of credit of approximately $6.5 million, which were applied against and reduced the amounts available under the credit facility as of March 31, 2013.

We lease satellite space segment services and other equipment under various operating lease agreements, which expire in various years through fiscal year ending June 30, 2022. Future minimum lease payments due on these leases through March 31, 2014 are approximately $23.5 million.

At March 31, 2013, we had contractual obligations and other commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating leases	$35,927	$23,521	$10,529	$1,859	$18
Long term debt	16,100	6,100	10,000	—	—

Total contractual obligations	$52,027	$29,621	$20,529	$1,859	$18

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years

Standby letters of credit	$6,511	$5,296	$1,215	$—	$—

Total commercial commitments	$6,511	$5,296	$1,215	$—	$—

Our tax liability for uncertain tax positions was approximately $1.5 million at March 31, 2013. Until formal resolutions are reached between us and the tax authorities, the timing and amount of possible audit settlements for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the services and infrastructure solutions business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through March 31, 2014. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

$21,000 and $70,000 in the three and nine months ended March  31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

We derive, and expect to continue to derive, a significant amount of revenues from the sale of telecommunications equipment, in particular, satellite infrastructure solutions. During the past several years many businesses, including ours, have faced uncertain economic environments and cutbacks in government spending. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may continue to decline or grow more slowly than we expect. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders and government budgetary constraints are likely to reduce demand for products and services such as those we offer. Our infrastructure solutions segment in particular was impacted by this decreased demand and capital spending by our customers and we have incurred operating losses in that segment for several years. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures and depressed margins. As a result, we may not be able to grow our infrastructure business, our revenues may decline from current levels and our results of operations may be harmed. We cannot predict whether, or the extent to which, demand will increase, nor the timing of any increase. The growth and profitability of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

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

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the three and nine months ended March 31, 2013, 15% of our revenues were derived from Inmarsat Government and 14% and 13% of our revenues were derived from each of Inmarsat Government and US Army CECOM, respectively. We have performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. Previously, similar services were provided to Northrop which had a prime contract with the U.S. Government. Our agreement for these services as a subcontractor to Inmarsat Government has a somewhat lower profit margin than under our prior agreement with Northrop. This subcontract is expected to continue to be material to our results of operations and has provided profit margin significantly above our norm. In addition, a significant portion of the revenue from US Army CECOM is derived from a multi-year, $74 million agreement which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. In addition, we have agreements with two customers to provide equipment and services from which we expect to generate a significant portion of revenues. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn or other reduction in defense spending in this marketplace, including as a result of the U.S. military’s withdrawal from combat in Afghanistan would adversely affect us.

In the three and nine months ended March 31, 2013, we derived 57% and 63%, respectively, of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margin percentage than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the mounting government deficits and efforts to reduce expenditures in upcoming budgets and Congressional initiatives have resulted in failures to fund various government programs. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods and from which combat troops are currently expected to be completely withdrawn by the end of 2014.

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

We market and sell a substantial portion of our services and products internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future, with a significant portion of the international revenue coming from developing countries, including countries in areas of conflict like Iraq and Afghanistan. There are a number of risks inherent in conducting our business internationally, including:

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

Since our service revenue has generally increased as a percentage of total revenue in prior periods and generally have higher gross margins, if our service revenue decreases or service margins decrease, our results of operations will be harmed.

While our services revenue generally increased as a percentage of total revenue in prior periods, our services revenue remained consistent at 62% of total revenue for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 due to a significant increase in relatively low margin infrastructure revenue, including from Contract A. In the year ended June 30, 2012 services revenues were 58% of total revenue, compared to 69% and 60% in fiscal 2011 and 2010, respectively. The decrease in service revenue as a percentage of total revenue in fiscal 2012 was also due to increase in revenue in infrastructure from Contract A. The service business tends to have significantly higher gross margin percentage than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations. In the nine months ended March 31, 2013 we recorded $2.0 million for additional costs incurred on fixed-price contracts in the infrastructure solutions segment. The additional costs were due in large part to unexpected difficulties and consequential substantial costs associated with engineering and production issues.

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

In the enterprise and broadcast solutions markets, we compete with other communication companies which provide similar services, such as Encompass Digital Media Inc. and Hughes Networks Systems, LLC. In addition, we may compete with other communications services providers such as CapRock and Inmarsat Government, and satellite owners like SES Americom and Intelsat. We anticipate that our competitors may develop or acquire services that provide functionality that is similar to that provided by our services and that those services may be offered at significantly lower prices or bundled with other services. These competitors may have the financial resources to withstand substantial price competition, may be in a better position to endure difficult economic conditions in international markets and may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and broader industry alliances than we do that they could use to their advantage in competitive situations.

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

On January 14, 2013, we announced that we retained Needham & Company, LLC to assist us as financial advisor to review potential strategic alternatives to enhance shareholder value. We cannot assure you that this review, which is in process, will result in any transaction or any change in our overall structure or business model. The evaluation of strategic alternatives may significantly divert the attention of our senior management from day-to-day operations. The review and any resulting transaction, whether or not successfully completed, may also result in our incurring substantial fees or other expenses.

We depend upon certain key personnel and may not be able to retain these employees. If we lose the services of these individuals or cannot hire additional qualified personnel, our business will be harmed.

Our success depends to a substantial degree on our ability to attract, motivate and retain highly-qualified personnel. There is considerable competition for the services of highly-qualified technical and engineering personnel. We may not be able either to retain our current personnel or hire additional qualified personnel if and when needed.

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

We currently have been granted seven patents, and have five patent applications pending in the United States and two patent applications pending in other countries. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our services and products can be sold, to provide meaningful protection or any commercial advantage to us.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From April 1, 2012 through April 30, 2013, our stock price ranged from a low of $9.44 per share to a high of $14.92 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded as well as the concentration of ownership of our common stock, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. Based solely on information contained in SEC filings, as of April 25, 2013, seven institutional groups of shareholders beneficially own 44% of our outstanding common stock; investment decisions by these shareholders could significantly affect the liquidity and price of our common stock and could result in a substantial shift in ownership of our company. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

Several of the institutional holders of our common stock have filed Schedule 13Ds with the SEC and are considered “activist” shareholders. Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. The perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners. The success or failure of our ongoing review of strategic alternatives could result in disputes between us and these activist shareholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safe Disclosure

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K dated September 28, 1998, as amended February 9, 2005 (Reg. No. 000-22839), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.3 to the Annual Report, on Form 10-K dated September 28, 1998, and hereby incorporated by reference.

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC.
(Registrant)

Date: May 10, 2013	/s/ DAVID E. HERSHBERG

David E. Hershberg
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	/s/ ANDREW C. MELFI

Andrew C. Melfi
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Annual Report on Form 10-K dated September 28, 1998, as amended February 9, 2005 (Reg. No. 000-22839), and hereby incorporated by reference.

3.2	Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.3 to the Annual Report, on Form 10-K dated September 28, 1998, and hereby incorporated by reference.

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document