Form 10-K
period 2013-06-30
GLOBECOMM SYSTEMS INC
filed 2013-09-13
CIK 1031028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Large accelerated filer  ☐             Accelerated filer  ☒              Non-accelerated filer  ☐               Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Based on the closing sale price on the Nasdaq Global Market on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $243.4 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.

As of September 9, 2013, there were 23,869,506 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Current Report on Form 8-K, filed with the SEC on August 29, 2013, and the exhibits thereto, each of which is incorporated by reference into this Annual Report on Form 10-K.

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

Definitive Merger Agreement

On August 25, 2013, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Wasserstein Cosmos Co-Invest, L.P., a Delaware limited partnership (“Parent”), and Cosmos Acquisition Corp., an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”). Parent and Merger Subsidiary are affiliates of Wasserstein & Co., LP. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Subsidiary will merge with and into Globecomm, and Globecomm will become an indirect wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was unanimously approved by our board of directors.

At the effective time and as a result of the Merger, each outstanding share of Globecomm common stock, other than shares owned by us, Parent or any subsidiary of either Parent or us and shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to received $14.15, in cash, without interest.

For details regarding the Merger and copies of the Merger Agreement, see our Current Report on Form 8-K filed with the SEC on August 29, 2013, and the exhibits thereto, each of which is hereby incorporated by reference.

The information set forth in this Annual Report does not take into account the pending Merger or any impact thereof on the operations and prospects of Globecomm following the consummation of the Merger except as explicitly set forth under the heading “Risks Related to Our Business” and “Cautionary Note Regarding Forward Looking Statements” below.

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

Solution Offerings

We provide our communication solutions through two business segments; services and infrastructure. Our services segment is focused on providing communication solutions that include our base service line offerings: Managed Network Services; Application Services; Professional Services; and Lifecycle Support Services. Our infrastructure segment is engaged in the design, assembly and installation of ground segment systems and networks, which includes both our pre-engineered products and our custom systems design and integration product lines.

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

Managed Network Service Line

The Managed Network service line consists of the Access and Hosted product lines.

The Access product line enables global data, voice and video transport services. Access incorporates our ability to provide solutions leveraging our global network to provide broadband access anywhere around the globe. The Access product line is the backbone of our service solutions and is the key driver of our overall revenue streams. The Access product line includes the following:

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

Access Bandwidth is one of the largest elements of our cost of doing business, but it is also an asset which we utilize as a source of revenue. We lease and resell over one GHz of total satellite bandwidth across the globe for different frequencies, coverage areas and polarizations. Given the level of our demand, we are able to leverage our buying power in the satellite provider market, and are often capable of procuring bandwidth at very competitive rates. Accordingly, we leverage our current inventory of capacity or resell our provider’s capacity. We continually attempt to optimize and consolidate bandwidth to ensure attractive margins while being cost-competitive compared to our competitors and competing mediums. This service affords us the ability to provide long-term satellite bandwidth resale opportunities with minimal overall risk.

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

The Hosted product line is based on creating scalable solution offerings leveraging our facilities which provide cost-effective outsourced capabilities to niche market segments. Our hosted product line is currently positioned to address the needs of the enterprise, media, maritime and wireless vertical markets. The Hosted product line includes the following:

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

Applications Services Line

Our Application Services line includes internally developed application-based services. The Applications Services Line includes the following:

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

AxxSys® Network Management System

Our line of AxxSys® network management systems designed for management and control of satellite-terrestrial networks and include flexible interface devices that can be configured to communicate with satellite communications equipment and networking equipment from various manufacturers. The following details our products in this category:

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

Lifecycle Support Services Line

Our Lifecycle Support Services line includes efforts required to implement and maintain our customer’s networks 24/7. These services include field installation, network monitoring, help desk and maintenance. We are able to offer these services by leveraging our global network of certified personnel. We have government-cleared personnel as well as commercial personnel across the globe supporting our Lifecycle Support Services. In addition, we have global maintenance partners that provide us access to skilled technicians worldwide, which allow us to quickly expand and contract our workforce globally. We provide the following products on either a stand-alone basis, or bundled with other service lines or infrastructure solutions:

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

Pre-Engineered Products

A key component of our infrastructure solutions is our product line of pre-engineered fixed and mobile/transportable satellite terminals and software-based network management systems, which are marketed under the Summit™, Explorer™ and AxxSys® Orion brands. These product solutions are designed to address the government and commercial marketplace. Summit fixed satellite terminals have antenna apertures ranging from sub-meter to eighteen meters in diameter using pre-engineered building blocks that assure high reliability and rapid response. Explorer mobile/transportable satellite terminals have antenna apertures ranging from sub-meter to four meters in diameter using highly integrated electronic and mechanical packaging techniques in order to provide ease of transport, light weight and a small form factor. The AxxSys® network management systems provide the capability to efficiently and securely manage, monitor and control small to large scale networks. A brief description of each product line is provided below:

Summit Product Line — Fixed Satellite Terminals

Summit fixed earth station antennas come in configurations ranging from sub-meter up to eighteen-meter diameter, customized for each installation from a field-proven set of blocks that provides high reliability satellite communications. Summit earth station terminals include all satcom electronics (L through Ka-band and all intermediate frequencies) needed to meet the customer’s requirements for transmit, receive and interface to terrestrial networks, either integrated within the antenna or a separate shelter or building. All our products include complete system documentation along with our commitment to provision and commission the products into service.

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

Auto-Explorer™ 1.2 Meter Multi Band Lightweight Transport (LT) terminal utilizes integrated carbon fiber technology and reduced weight component, making it a lightweight alternative to the existing Auto-Explorer 1.2 Meter terminals. The LT is fully IATA compliant for checked airline baggage. It offers a three transport case solution, with each case weighing less than 70 pounds. The versatile, auto-aligning VSAT antenna uses band-specific feed cartridges with integrated RF electronics to enable quick and simple frequency conversion in the field from X to Ku to Ka satellite bands. The X band variants are certified for WGS operation.

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

We use direct mailings, print advertising and social media to targeted markets and trade publications to enhance awareness and acquire leads. We create brand awareness by participating in industry trade shows sponsored by organizations like the International Telecommunications Union, the National Association of Broadcasters, Armed Forces Communications and Electronics Association, Communication Media Management Association and other industry associations. Globecomm plans to participate in multiple corporate sponsored tradeshows over the next year, including SATCON, AFRICOM and SATELLITE 2014 in the satellite communications industry; CABSAT and NAB for the media vertical, several government tradeshows including MILCOM and LANDWARNET, wireless shows including CTIA, CANTO and RCA, enterprise shows including Streaming Media East and West and maritime shows including Digital Ship, Posidonia and SMM. We also provide marketing information on our website and conduct joint marketing programs with sales representatives in various regions to reach new customers.

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

Customers

We have established a diversified base of customers in a variety of market verticals, including providing services directly to end-clients as a prime contractor and as a subcontractor under other prime contractors. Our customers include government, enterprise, media, maritime and wireless service providers. We typically rely upon a small number of customers, or prime contractors in the case we are acting as a subcontractor, and which we generally refer to in the aggregate as customers, for a large portion of our revenues. We have contracted with Inmarsat Government as its subcontractor under a U.S. Government program, to provide services similar to those provided to Northrop. This subcontract is expected to continue to be material to our results of operations. We derived 13% of our revenue in the year ended June 30, 2013 under this program from both of these contractors combined under which we earn comparably higher profit margins. In addition we derived 10% of our revenues in the year ended June 30, 2013 from US Army CECOM. A significant portion of this revenue with US Army CECOM is derived from a multi-year, $74 million agreement (“Contract A”) which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. Contract A was complete as of January 2013. We expect that in the near term a significant portion of our revenues will continue to be derived from a limited number of customers (the identity of whom may vary from year to year) or other contractors, as we seek to expand our business and customer base. The U.S. Government could reduce or terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor. See the section entitled “Risk Factors.”

Backlog

At June 30, 2013, our backlog was approximately $172.8 million compared to approximately $188.7 million at June 30, 2012. Our services segment backlog was $127.6 million and $103.3 million as of June 30, 2013 and 2012, respectively. Our infrastructure solutions segment backlog was $45.1 million and

$85.4 million as of June 30, 2013 and 2012, respectively. The decrease is driven by a decline in bookings of contract orders due to continued economic slowdown, which has resulted in government and commercial customers delaying or cancelling projects along with the reduction due to the completion of Contract A during fiscal 2013. We record an order in backlog when we receive a firm contract or purchase order, which identifies product quantities, sales price, service dates and delivery dates. Backlog represents the amount of unrecorded revenue on undelivered orders and services to be provided and a percentage of revenues from sales of products that have been shipped where installation has not been completed and final acceptance has not been received from the customer. Our backlog at any given time is not necessarily indicative of future period revenues. A substantial portion of our backlog is comprised of large orders, the cancellation of any of which could have a material adverse effect on our operating results. For example, at June 30, 2013, $57.1 million, or approximately 33.0%, of our backlog represented contracts with two services segment customers. We cannot assure you that these contracts or any others in our backlog will not be cancelled, delayed or revised. See the section entitled “Risk Factors.”

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

Research and Development

We have developed internal research and development resources in IP networks, wireless networks, content delivery networks, broadcast systems, network management systems and pre-engineered systems. The costs of developing new technologies are funded by our investments and by development funded by specific customer program requirements. This approach provides us with a cost-effective means to develop new technology, while minimizing our direct research and development expenditures. Furthermore, we believe that our research and development capabilities allow us to offer added value in developing solutions for our customers, while at the same time we maintain the opportunity to develop products through our strategic supplier relationships. Our internal research and development efforts generally focus on the development of products and services not available from other suppliers to the industry. Current efforts are focused on expanding the Tempo Enterprise Media Platform, enhancements to pre-engineered AxxSys network management systems for all our earth terminal and network customers and pre-engineered Explorer satellite systems for our government customers and enhancements to our se@comm maritime communications suite of software products and value added services. For the years ended June 30, 2013, 2012 and 2011, we incurred approximately $4.3 million, $6.3 million, and $4.3 million, respectively, in internal research and development expenses.

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

We currently have been granted six patents in the United States, one for remote access to the Internet using satellites, another for satellite communication with automatic frequency control, another for a monitor and control system for satellite communications networks and the like, another for implementing facsimile and data communications using Internet protocols, and two for a dish antenna kit including alignment tool and one in Canada for implementing facsimile and data communications using Internet protocols. We have one other patent pending in the United States for a distributed satellite-based cellular network. We also intend to seek additional patents on our technology, if appropriate. We have received trademark registration for Globecomm, GSI and Telaurus in the United States and various other countries, and for Globecomm Systems Inc. in the European Community, Russia, and the People’s Republic of China. We have also received trademark registrations in the United States for MBB2001, CTF 2001, CES 2001 and AxxSys, which relate to our pre-engineered systems; for se@comm and other marks relating to our maritime services; for TEMPO and other marks relating to our services business; for the GSI logo; and for various other marks related to our products and services. We have other trademarks and service marks pending and intend to seek registration of other trademarks and service marks in the future.

Government Regulations

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate Federal Communications Commission, or FCC, licensed teleports in Hauppauge, New York, and Laurel, Maryland, subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. Pursuant to the FCC Act and FCC rules and regulations, we have obtained or applied for, and are required to maintain radio transmission licenses from the FCC for both domestic and foreign operations of our teleports. We have also obtained and maintain authorization issued under Section 214 of the FCC Act to act as a telecommunications carrier. We have also obtained a license from Agentschap Telecom, the licensing authority in The Netherlands, for the teleports operated by us in The Netherlands. These licenses should be renewed in the normal course as long as we remain in compliance with applicable rules and regulations relating to the licenses. However, we cannot guarantee that renewal licenses will be granted when our existing licenses expire, nor can we assure you that the applicable regulatory agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

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

Foreign Ownership

The FCC Act and FCC regulations impose restrictions on foreign ownership of certain FCC licenses that we may hold. These requirements generally forbid more than 20% ownership of an FCC licensee by non-United States citizens and more than 25% ownership of a licensee’s parent by non-United States citizens. The FCC may authorize indirect foreign ownership in excess of these percentages so long as such ownership is not inconsistent with the public interest.

To the extent we hold these licenses, we may, in the future be required to seek FCC approval if foreign ownership of our stock is to exceed the thresholds mentioned above. Failure to comply with these requirements could result in an order to block or divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC. We have no knowledge of any present foreign ownership which would result in a violation of these foreign ownership restrictions.

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

Employees

As of June 30, 2013, we had 483 full-time employees, including 219 in engineering and program management, 114 in manufacturing, operations support and network operations, 70 in sales and marketing and 80 in management and administration. Our employees are not covered by any collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Geographic Areas

Revenues from foreign sales as a percentage of total revenues for each of the three years in the period ended June 30, 2013 are set forth in Note 15 of the Notes to Consolidated Financial Statements. Foreign assets and long lived-assets located in foreign locations are set forth in Note 14 of the Notes to Consolidated Financial Statements.

Financial Information About Business Segments

The revenues and operating results of each business segment for each of the three years in the period ended June 30, 2013 and the identifiable assets attributable to each business segment as of June 30, 2013 and June 30, 2012 are set forth in Note 14 of the Notes to Consolidated Financial Statements.

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

Risks Related to Our Business

There are risks and uncertainties associated with our proposed acquisition by Wasserstein Cosmos Co-Invest, L.P.

The announcement and pendency of the Merger may adversely affect our business due to customers’ and employees’ uncertainty and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of these uncertainties. In addition, we have incurred substantial legal and other expenses in connection with the pending Merger. All of these factors may have an adverse effect on our consolidated financial position, results of operations or cash flows.

Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without the acquiring party’s prior written consent until the consummation of the Merger. Actions that may require the acquiring party’s consent include, but are not limited to, entry into or amendment of material contracts, new indebtedness, major capital expenditures, loans and investments, acquisitions, and issuances of securities. These restrictions could adversely affect our business and have an adverse effect on our consolidated financial position, results of operations or cash flows.

Our merger is subject to certain conditions to closing that could result in the Merger not being completed or being delayed, either of which could negatively impact our stock price and future business and results of operations.

Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the absence of any law or order prohibiting the closing, (iii) the expiration or termination of any applicable statutory waiting periods and any National Industrial Security Program Operating Manual requirements having been met, (iv) to the extent necessary, receipt of approval from the Committee on Foreign Investment in the United States, (v) the receipt of certain FCC consents and the completion of certain actions relating to certain of the FCC licenses, (vi) the satisfaction of a financial test by the Company, (vii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company, (viii) the absence of certain events relating to Company’s financial statements, (ix) the absence of any debarment of the Company from contracting with the federal government of the United States, and (x) other customary closing conditions. Failure to complete the Merger would prevent our company from realizing the anticipated benefits of the Merger.

We have already incurred and expect to continue to incur significant costs associated with transaction fees, professional services and other costs related to the Merger. In the event that the Merger is not completed, we will remain liable for these costs and expenses. Furthermore, the Merger Agreement contains certain customary termination payments which may be incurred by Globecomm. If the Merger Agreement is terminated, upon specified circumstances, Globecomm would be required to pay Parent a termination fee. If payment of a termination fee is due from Globecomm, the amount of the termination fee will be $10,200,000, except that such termination fee will be reduced to $3,400,000 if the

Merger Agreement is terminated by either party due to Globecomm’s stockholders failing to adopt the Merger Agreement in certain circumstances (such amount reflecting a reasonable estimate of the acquiring party’s out-of-pocket fees and expenses (including fees and expenses of third party advisors), overhead costs and charges and lost opportunity costs). In addition, the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock. Any delay in the consummation of the Merger or any uncertainty about the consummation of the merger could also negatively impact our future business and results of operations.

Potential legal proceedings in connection with the Merger could adversely affect our business and divert management’s attention and resources from other matters.

Class action lawsuits may be filed by third parties challenging the contemplated Merger. Globecomm, members of our board of directors, the acquiring party and members of the acquiring party’s board of directors, among others, may be named as defendants in these class action lawsuits brought by Globecomm stockholders challenging the Merger. If lawsuits are filed and the plaintiffs are successful, they may prevent the parties from completing the Merger in the expected timeframe, if at all, and, in any event, lawsuits, if filed, could adversely affect our business, financial position and results of operations and divert management’s attention and resources from other matters.

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

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the year ended June 30, 2013, 13%

and 10% of our revenues were derived from each of Inmarsat Government and US Army CECOM, respectively. We have performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. This subcontract is expected to continue to be material to our results of operations and has provided profit margin significantly above our norm. In addition, a significant portion of the revenue from US Army CECOM is derived from a multi-year, $74 million agreement which is a pass-through subcontract entailing little risk of unexpected costs and under which we earn comparatively low profit margins. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn or other reduction in defense spending in this marketplace, including as a result of the U.S. government’s so-called sequester and U.S. military’s withdrawal from combat in Afghanistan would adversely affect us.

In the year ended June 30, 2013, we derived 64% of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margin percentage than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the mounting government deficits and efforts to reduce expenditures in upcoming budgets and Congressional initiatives have resulted in failures to fund various government programs. In particular, the current so-called sequester has had, and may continue to have, a dampening effect on U.S. government spending. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods and from which combat troops are currently expected to be completely withdrawn by the end of 2014.

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

Future revenues and results of operations of our services business are dependent on the development of the market for their current and future services. In the year ended June 30, 2013, services revenues were 62% of total revenue, compared to 58% and 69% in fiscal 2012 and 2011, respectively. The decrease in service revenue as a percentage of total revenue in fiscal 2012 was also due to increase in revenue in infrastructure from Contract A. The service business tends to have significantly higher gross margin percentage than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations. In the years ended June 30, 2013 and June 30, 2012, we recorded $3.3 million and $1.5 million, respectively, for additional costs incurred on fixed-price contracts in the infrastructure solutions segment. The additional costs were due in large part to unexpected difficulties and consequential substantial costs associated with engineering and production issues.

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

We currently have been granted seven patents, and have five patent applications pending in the United States and one patent application pending in a foreign country. We also intend to seek further patents on our technology, if appropriate. We cannot assure you that patents will be issued for any of our pending or future patent applications or that any claims allowed from such applications will be of sufficient scope, or be issued in all countries where our services and products can be sold, to provide meaningful protection or any commercial advantage to us.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From July 1, 2012 through August 31, 2013, our stock price ranged from a low of $9.50 per share to a high of $14.91 per share. The price for our common stock in the Merger Agreement is $14.15 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

•	quarterly variations in operating results;

•	announcements of new technologies, products or services by us or any of our competitors;

•	anticipated strategic transactions in which we might participate

•	changes in financial estimates or recommendations by securities analysts;

•	general market conditions, including periods of significant volatility; or

•	domestic and international economic factors unrelated to our performance.

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded as well as the concentration of ownership of our common stock, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. Based solely on information contained in SEC filings, as of August 27, 2013, seven institutional groups of shareholders beneficially own 46% of our outstanding common stock; investment decisions by these shareholders could significantly affect the liquidity and price of our common stock and could result in a substantial shift in ownership of our company. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

A third party could be prevented from acquiring shares of our stock at a premium to the market price because of our anti-takeover provisions.

Various provisions with respect to votes in the election of directors, special meetings of stockholders, and advance notice requirements for stockholder proposals and director nominations of our amended and restated certificate of incorporation, by-laws and Section 203 of the General Corporation Law of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have entered into employment agreements with our senior executives that have change of control provisions that would add substantial costs to an acquisition of us by a third party. Although these provisions will not impact our ability to complete the Merger, if the Merger is not completed, they will remain in place and may adversely impact possible future transactions.

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

Several of the institutional holders of our common stock have filed Schedule 13Ds with the SEC and are considered “activist” shareholders. Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. The perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners. We cannot assure that the execution of the Merger Agreement or any failure to the complete the Merger will not result in disputes between us and these activist shareholders.

Risks Related to Government Approvals

We are subject to many government regulations, and failure to comply with them will harm our business.

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We also have licenses from Agentschap Telecom, the licensing authority in The Netherlands, for the teleports operated by Mach 6 and C2C in The Netherlands. We cannot guarantee that the applicable government agencies will grant renewals when our existing licenses expire, nor are we assured that the agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. We will apply for transfer of our FCC licenses in connection with the Merger; however, we cannot assure you that the FCC will permit the transfer of these licenses or the timing of any such approvals.

Common Carrier Regulations

We currently provide services to our customers on a private carrier and on a common carrier basis. Our operations as a common carrier require us to comply with the FCC’s requirements for common carriers. These requirements include, but are not limited to, providing our rates and service terms, being forbidden from unjust and unreasonable discrimination among customers, notifying the FCC before discontinuing service and complying with FCC equal employment opportunity regulations and reporting requirements. We intend to request termination of our common carrier licenses and to apply for private carrier status in connection with the Merger. We cannot assure you that the FCC will approve our applications.

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

Foreign Ownership

To the extent we hold certain FCC licenses subject to foreign ownership restrictions, we may in the future be required to seek FCC approval if foreign ownership of our stock is to exceed certain specified levels. Failure to comply with these requirements could result in an order to block or divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC, or denial of certain contracts from other United States government agencies.

Foreign Corrupt Practices Act

In light of the nature of countries in which we sell products and services, we are subject to the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, or similar laws of other countries, such as the UK Anti-Bribery Act, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. These forward-looking statements represent Globecomm’s expectations or beliefs concerning future events, including the timing of the Merger and other information relating to the Merger. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, results that might be obtained by pursuing management’s current plans and objectives, including those related to the merger, are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. They discuss Globecomm’s future expectations or state other forward-looking information and may involve known and unknown risks over which Globecomm has no control. Those risks include, (i) the risk that the Merger may not be completed in a timely manner or at all, which may adversely affect Globecomm’s business and the price of the common stock of Globecomm, (ii) the failure to satisfy of the conditions to the consummation of the Merger, including the adoption of the Merger Agreement by the stockholders of Globecomm and the receipt of certain governmental and regulatory approvals, (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee, (iv) the effect of the announcement or pendency of the Merger on Globecomm’s business relationships, operating results and business generally, (v) the potential adverse effect on Globecomm’s business, properties and operations because of certain covenants Globecomm agreed to in the Merger Agreement, (vi) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger, (vii) risks related to diverting management’s attention from Globecomm’s ongoing business operations, (viii) the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement or the Merger and (ix) the amount of the costs, fees, expenses and charges related to the Merger Agreement and Merger. Other important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties

We own a facility containing approximately 122,000 square feet of space on approximately seven acres located at 45 Oser Avenue, Hauppauge, New York. This facility houses our principal offices, teleport, network operations center and production space. We also own a facility containing approximately 20,000 square feet of space on approximately three acres located in Laurel, Maryland, which houses the teleport facility and network operations center. We lease warehouse and production space in Hauppauge, New York; lease land in Netherlands for a teleport facility; and rent office space in Laurel, Maryland, Frederick, Maryland, Cedar Knolls, NJ, Arlington, Virginia, the Netherlands, the United Kingdom, Germany, the United Arab Emirates, Singapore, Afghanistan, and South Africa. We believe that our facilities are adequate for our current needs and for the foreseeable future; we also expect that suitable additional space will be available as needed. Total monthly rent expense for these locations is approximately $236,000.

Item 3.    Legal Proceedings

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

Our common stock is quoted on the Nasdaq Global Market under the symbol “GCOM.” The quarterly high and low sales prices of our common stock for fiscal 2013 and 2012 are as follows:

	High	Low
2013
Quarter ended September 30, 2012	$13.44	$9.50
Quarter ended December 31, 2012	12.00	10.11
Quarter ended March 31, 2013	12.80	10.86
Quarter ended June 30, 2013	13.34	11.23
2012
Quarter ended September 30, 2011	$16.43	$10.63
Quarter ended December 31, 2011	14.62	11.83
Quarter ended March 31, 2012	16.00	13.29
Quarter ended June 30, 2012	14.92	9.44

At September 9, 2013, there were approximately 2,800 stockholders of record of our common stock, as shown in the records of our transfer agent.

At the close of the Nasdaq Global Market on September 9, 2013, our market price per share was $13.95.

As of June 30, 2013, we had not declared or paid dividends on our common stock since inception and we do not expect to pay dividends in the foreseeable future. We are precluded from issuing dividends as long as we have amounts outstanding under our credit facility.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return, assuming dividend reinvestment of $100 invested in the Company’s common stock on June 30, 2008 through June 30, 2013 with the cumulative total return, assuming dividend reinvestment of $100 invested in the Nasdaq Global Market (U.S.) Index and a Self Constructed Peer Group Index. The peer group consists of the following companies: Comtech Telecommunications Corp., Harris Corporation, ViaSat, Inc., and Telecommunication Systems Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Globecomm Systems Inc., the NASDAQ Composite Index, and a Peer Group

*	$100 invested on 6/30/08 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.	Selected Financial Data

Our selected consolidated financial data as of and for each of the five years in the period ended June 30, 2013 have been derived from our audited consolidated financial statements. EBITDA represents net income before interest income, interest expense, provision for income taxes, and depreciation and amortization expense. EBITDA does not represent cash flows defined by accounting principles generally accepted in the United States and does not necessarily indicate that our cash flows are sufficient to fund all of our cash needs. We disclose EBITDA since it is a financial measure commonly used in our industry. EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use EBITDA in measuring performance relative to that of our competitors and in evaluating acquisition opportunities. EBITDA is not meant to be considered a substitute or replacement for net income as prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be comparable to other similarly titled measures of other companies.

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

Selected Financial Data

(In thousands, except per share data)

	Years Ended June 30,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues from services	$199,069	$220,921	$188,700	$135,796	$81,344
Revenues from infrastructure solutions	120,545	160,980	85,491	92,021	88,817

Total revenues	319,614	381,901	274,191	227,817	170,161

Costs and operating expenses:
Costs from services	132,573	152,302	131,329	99,424	60,995
Costs from infrastructure solutions	110,517	142,831	70,423	75,974	73,877
Selling and marketing	17,870	19,576	18,015	14,977	12,985
Research and development	4,308	6,251	4,304	3,342	2,392
General and administrative	31,787	34,432	30,038	23,957	15,954
Earn-out fair value adjustments	—	(11,874)	4,824	178	—

Total costs and operating expenses	297,055	343,518	258,933	217,852	166,203

Income from operations	22,559	38,383	15,258	9,965	3,958
Other income (expense):
Interest income	331	246	186	386	534
Interest expense	(394)	(574)	(410)	(106)	—

Income before income taxes	22,496	38,055	15,034	10,245	4,492
Provision for income taxes	7,257	9,492	6,046	2,343	1,193

Net income from continuing operations	$15,239	$28,563	$8,988	$7,902	$3,299

Basic net income from continuing operations per common share	$0.67	$1.29	$0.42	$0.38	$0.16

Diluted net income from continuing operations per common share	$0.66	$1.26	$0.41	$0.38	$0.16

Weighted-average shares used in the calculation of basic net income from continuing operations per common share	22,690	22,078	21,332	20,560	20,219

Weighted-average shares used in the calculation of diluted net income from continuing operations per common share	23,096	22,711	22,026	20,992	20,507

	Years Ended June 30,
	2013	2012	2011		2010	2009
Other Operating Data:
Net income	$15,239	$28,563 (c)	$8,988	(c)	$7,902	$3,299
Other (income) expense, net	63	328	224		(280)	(534)
Provision for income taxes	7,257	9,492	6,046		2,343	1,193
Depreciation and amortization	12,087	12,614	9,703		7,479	5,968

EBITDA	$34,646	$50,997	$24,961		$17,444	$9,926

Cash flows provided by operating activities	$35,895	$48,201	$16,506		$13,560	$9,011
Cash flows used in investing activities	(16,467)	(19,344)	(28,494)		(28,026)	(16,719)
Cash flows (used in) provided by financing activities	(4,234)	(4,669)	16,891		13,449	339
Capital expenditures	11,767	14,844	9,363		8,772	4,336
Backlog at end of year	172,764	188,730	231,997		163,937	153,865

	June 30,
	2013	2012	2011		2010		2009
Balance Sheet Data:
Cash and cash equivalents	$87,286	$72,196	$47,964		$42,863		$44,034
Working capital	128,334	109,837	79,686		76,712		74,644
Total assets	308,241	310,067	294,611		240,710		191,539
Long term liabilities	20,969	27,290	33,517	(b)	14,021	(a)	1,506
Total stockholders’ equity	244,453	219,388	183,790		167,103		154,812

(a)	The increase in long term liabilities at June 30, 2010 is primarily due to a term loan used to partially fund the acquisition of C2C and Evocomm in March 2010.

(b)	The increase in long term liabilities at June 30, 2011 is primarily due to a term loan used to partially fund the acquisition of ComSource in April 2011.

(c)	Amount includes an earn-out fair value gain of $11.9 million in the year ended June 30, 2012 and an earn-our fair value expense of $4.8 million in the year ended June 30, 2011 related to the accrual for acquisition earn-out payments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The services and products we offer include: managed networks, application services, professional services and lifecycle support services, pre-engineered and systems design and integration products. To provide these services and products, we engineer all the necessary satellite and terrestrial facilities as well as provide the integration services required to implement those facilities. We also operate and maintain managed networks and provide life cycle support services on an ongoing basis. Our customers generally have network service requirements that include point-to-point or point-to-multipoint connections via a hybrid network of satellite and terrestrial facilities. In addition to government entities, our customers are communications service providers, commercial enterprises and media and content broadcasters.

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

In the year ended June 30, 2013, 13% and 10% of our revenues were derived from services rendered to Inmarsat Government and US Army CECOM, respectively. We have performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. This subcontract is expected to be material to our results of operations and has provided profit margin significantly above our norm. In addition, a significant portion of the revenue with US Army CECOM is derived from Contract A. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time our services to these customers are located in developing countries or otherwise subject to unusual risks.

In a majority of cases, revenues related to contracts for infrastructure solutions and services have been fixed-price contracts. The profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any single contract could have a material adverse effect on our business, financial condition and results of operations. In the years ended June 30, 2013, June 30, 2012 and June 30, 2011, we recorded $2.5 million, $1.5 million and $2.1 million, respectively, for additional costs incurred on a fixed-price contract in the infrastructure segment (“Contract B”). In addition, in the year ended June 30, 2013, we recorded $0.8 million for additional costs incurred on another fixed-price contract. The additional costs in each case were due in large part to unexpected difficulties resulting in substantial costs associated with engineering and production issues. The revenues expected to be recognized in fiscal year 2014 associated with both loss programs will have no profit margin associated with them, which will negatively impact our gross margin percentages in fiscal 2014 as milestones are reached, as they have negatively impacted our gross margin percentages in the fiscal years ended June 30, 2013 and June 30, 2012.

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

Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill is tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the year ended June 30, 2013 that would indicate that the goodwill was impaired.

Long-Lived Assets

For other than goodwill, when impairment indicators are present, we review the carrying value of the assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment was noted on the long-lived assets at June 30, 2013 and 2012.

We evaluate the periods of amortization in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

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

At June 30, 2013 and June 30, 2012, we had a liability for unrecognized tax benefits of approximately $1,621,000 and $1,475,000, respectively, which if recognized in the future, would favorably impact our effective tax rate.

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

As of June 30, 2013 there was approximately $5,399,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2013 there was approximately $66,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 1.7 years.

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

Results of Operations

Fiscal Years Ended June 30, 2013 and 2012

Revenues from Services.    Revenues from services decreased by $21.9 million, or 9.9%, to $199.1 million for the fiscal year ended June 30, 2013 from $220.9 million for the fiscal year ended June 30, 2012. The decrease in revenues was primarily due to a non-recurring significant equipment sale of $12.8 million at ComSource in the fiscal year ended June 30, 2012 along with a decrease in our Access service offering primarily in the government marketplace due to reduction in services in Iraq and Afghanistan. We expect to continue to experience declines due to withdrawal of troops in Iraq and Afghanistan.

Revenues from Infrastructure Solutions.    Revenues from infrastructure solutions decreased by $40.4 million, or 25.1%, to $120.5 million for the fiscal year ended June 30, 2013 from $161.0 million for the fiscal year ended June 30, 2012. The decrease in revenues was primarily driven by the achievement of revenue milestones under Contract A which was complete as of January 2013. Due to the current global economic conditions it is difficult to currently assess future revenue levels or gross margin in our infrastructure segment.

Costs from Services.    Costs from services decreased by $19.7 million, or 13.0%, to $132.6 million for the fiscal year ended June 30, 2013 from $152.3 million for the fiscal year ended June 30, 2012. Gross margin for services increased to 33.4% for the fiscal year ended June 30, 2013 compared to 31.1% for the fiscal year ended June 30, 2012. The increase in the gross margin was primarily driven by a non-recurring significant equipment sale with lower margin at ComSource in the year ended June 30, 2012. The increase in gross margin in the services segment has been a key driver in the increase in our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions.    Costs from infrastructure solutions decreased by $32.3 million, or 22.6%, to $110.5 million for the fiscal year ended June 30, 2013 from $142.8 million for the fiscal year ended June 30, 2012. The gross margin from infrastructure solutions decreased to 8.3% for the fiscal year ended June 30, 2013 compared to 11.3% for the fiscal year ended June 30, 2012. The decrease in gross margin percentage was primarily due to $2.5 million of additional costs incurred on fixed price contracts primarily due to Contract B. The Company expects the margin to remain at the more recent lower levels in fiscal 2014 as milestones are reached under Contract B, which carries no margin.

Selling and Marketing.    Selling and marketing expenses decreased by $1.7 million, or 8.7%, to $17.9 million for the fiscal year ended June 30, 2013 from $19.6 million for the fiscal year ended June 30, 2012. The decrease was a result of cost cutting initiatives.

Research and Development.    Research and development expenses decreased by $1.9 million, or 31.1%, to $4.3 million for the fiscal year ended June 30, 2013 from $6.3 million for the fiscal year ended June 30, 2012. The decrease was principally due to higher than normal costs in the year ended June 30, 2012 associated with certain development programs such as the Tempo Enterprise Media Platform and infrastructure program related development that has been completed.

General and Administrative.    General and administrative expenses decreased by $2.6 million, or 7.7%, to $31.8 million for the fiscal year ended June 30, 2013 from $34.4 million for the fiscal year ended June 30, 2012. The decrease was a result of a decrease in bad debt expense of $0.9 million primarily due to a recovery of $0.6 million in December 2012, a decrease in amortization of intangibles of approximately $0.7 million and a decrease in accruals for our management incentive plan and other cost cutting initiatives.

Earn-out Fair Value Adjustments.    The gain in the year ended June 30, 2012 was due to the unforeseen loss of funding on a ComSource program in September 2011 and reduction in the forecasted results due to delays in funding of new programs in the year ended June 30, 2012. The earn-out period has concluded and there was no liability accrued as of June 30, 2013.

Interest Income.    Interest income increased by $0.1 million, or 34.6%, primarily as a result of an increase in the cash balance during the year.

Interest Expense.    Interest expense decreased by $0.2 million, or 31.4% as a result of the decrease in outstanding debt resulting from the monthly repayments.

Provision for Income Taxes.    The provision for income taxes decreased by $2.2 million, or 23.5%, to $7.3 million for the fiscal year ended June 30, 2013 compared to $9.5 million for the fiscal year ended June 30, 2012. The provision for income taxes decreased as a result of the decrease in income before income taxes (excluding earn-out fair value adjustments). The effective rate was 32% for the fiscal year ended June 30, 2013 compared to 25% for the fiscal year ended June 30, 2012. The effective rate was lower in fiscal 2012 due to the earn-out fair value gain in fiscal 2012 which is not included in taxable income. Fiscal year ended June 30, 2013 included a reduction in tax expense and taxes payable for the tax impact of foreign income exclusion related to fiscal years 2001 thru 2009 of approximately $0.5 million reducing the effective rate by approximately 2%.

Fiscal Years Ended June 30, 2012 and 2011

Our consolidated results of operations for the year ended June 30, 2012 included the results of ComSource. This acquisition took place on April 8, 2011 and was not included in the corresponding period in fiscal 2011, except for the three months subsequent to the acquisition date.

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

Interest Income.    Interest income increased by $0.1 million, or 32.3%, as a result of an increase in the cash balance during the year.

Interest Expense.    Interest expense increased by $0.2 million, or 40.0%, as a result of the issuance of debt on April 8, 2011 related to the acquisition of ComSource.

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

Liquidity and Capital Resources

At June 30, 2013, we had working capital of $128.3 million, including cash and cash equivalents of $87.3 million, net accounts receivable of $58.4 million, inventories of $17.1 million, prepaid expenses and other current assets of $4.1 million, and deferred income taxes of $4.3 million, offset by $21.9 million in accounts payable, $4.3 million in deferred revenues, $3.3 million in accrued payroll and related fringe benefits, $7.2 million in accrued expenses, and $6.1 million in current portion of long term debt.

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

Net cash provided by operating activities during the fiscal year ended June 30, 2013 was $35.9 million, which primarily related to net income of $15.2 million, a decrease in inventory of $13.5 million due to the timing of shipments and milestones reached on certain jobs primarily related to milestones on Contract B, a non-cash item representing depreciation and amortization expense of $12.1 million primarily due to depreciation expense related to the hosted mobile core switch assets, satellite earth station equipment, Tempo Enterprise Media Platform assets and the network operations center, and amortization expense related to acquisitions, non-cash stock compensation expense of $3.9 million, tax benefit from stock compensation plan of $3.8 million, a decrease in deferred income taxes of $3.1 million primarily due to net income generated in the period, partially offset by a decrease in accounts payable of $12.3 million due to the timing of inventory purchases and payments to vendors, and a decrease in accrued payroll and related fringe benefits of $3.5 million due to a decrease in the accrual for our management incentive plan and the discretionary 401(k) matching contribution.

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

Net cash used in investing activities during the fiscal year ended June 30, 2013 was $16.5 million, which included $11.8 million of purchases of Tempo Enterprise Media Platform assets, the implementation of an enterprise resource planning software system, hosted mobile core switch assets, teleport assets and the network operations center, and the payment for the ComSource earn-out of $4.7 million.

Net cash used in investing activities during the fiscal year ended June 30, 2012 was $19.3 million, which included $14.8 million of purchases of teleport assets and network operations center assets, the implementation of an enterprise resource planning software system and $4.5 million for the final payment for the C2C and Evocomm earn-out.

Net cash used in financing activities during the fiscal year ended June 30, 2013 was $4.2 million, which primarily related to repayment of long term debt of $6.1 million partially offset by $1.3 million of proceeds from the exercise of warrants and $0.6 million of proceeds from the exercise of stock options.

Net cash used in financing activities during the fiscal year ended June 30, 2012 was $4.7 million, which primarily related to repayment of long term debt of $6.1 million partially offset by $1.3 million of proceeds from the exercise of stock options and $0.1 million of proceeds from the exercise of warrants.

On July 18, 2011, we entered into a secured credit facility with Citibank N.A. which expires October 31, 2014. The credit facility is comprised of a $72.5 million line of credit (the “Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. We are required to pay a commitment fee on the average daily unused portion of the total commitment based on our consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears.

At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio and are collateralized by a first priority security interest on all of our personal property. At June 30, 2013, the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to our leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which we were in compliance at June 30, 2013. As of June 30, 2013, $14.6 million was outstanding under acquisition loans, of which $6.1 million was due within one year. In addition, there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility as of June 30, 2013.

We lease satellite space segment services and other equipment and office space under various operating lease agreements, which expire in various years through fiscal 2022. Future minimum lease payments due on these leases through June 30, 2014 are approximately $19.0 million.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At June 30, 2013, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$29,640	$18,999	$9,208	$1,417	$16
Long-term debt	14,575	6,100	8,475	—	—

Total contractual obligations	$44,215	$25,099	$17,683	$1,417	$16

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More than 5 years
Standby letters of credit	$8,148	$7,600	$548	$—	$—

Total commercial commitments	$8,148	$7,600	$548	$—	$—

Our tax liability for uncertain tax positions was approximately $1.6 million at June 30, 2013. Until formal resolutions are reached between us and the tax authorities, the timing and amount of possible audit settlements for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the services and infrastructure solutions business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through June 30, 2014. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of approximately $90,000 in the year ended June 30, 2013.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, the Company’s management used the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was effective. Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 has been audited by our independent auditors, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Director Information

The name, age, business experience, director qualifications and certain other information regarding each of the nominees for director are set forth on the following pages.

Director Nominee	Age	Position with the Company	Director Since
David E. Hershberg	76	Chairman and Chief Executive Officer	1994
Keith A. Hall	44	President and Chief Operating Officer	2009
Richard E. Caruso	67	Director(1)(2)(3)(5)	2000
Harry L. Hutcherson, Jr.	71	Director(1)(4)(5)	2003
Brian T. Maloney	59	Director(1)(2)(3)(4)(5)	2002
Jack A. Shaw	74	Director(2)(3)(4)(5)	2004
A. Robert Towbin	78	Director(5)	1997
C. J. Waylan	72	Director(1)(2)(3)(4)(5)	1997

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of Nominating and Corporate Governance Committee.

(4)	Member of Strategy Committee.

(5)	The Board of Directors has determined, based on written inquiries, that these directors are independent as defined in Section 5605(a)(2) of the NASDAQ Stock Market Rules.

David E. Hershberg founded the Company in 1994 and has been its Chief Executive Officer and Chairman of the Board of Directors since its inception. In addition, Mr. Hershberg was President of the Company from September 2008 to June 2009. From 1976 to 1994, Mr. Hershberg was the President of Satellite Transmission Systems, Inc. (“STS”), a provider of satellite ground segment systems and networks, which he founded and which became a subsidiary of California Microwave, Inc. (“CMI”), and is currently part of Narda Satellite Networks, a subsidiary of L3 Communications Corporation. From 1990 to 1994, Mr. Hershberg also served as Group President of the Satellite Communications Group of CMI, where he also had responsibility for EFData, Inc., a manufacturer of satellite communications modems, and for Viasat Technology Corp., a manufacturer of communications systems that specialized in portable and mobile satellite communications equipment. Mr. Hershberg was a director of Primus Telecommunications Group, Inc. (“Primus”) from 1995 to 2009. Mr. Hershberg holds a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute, an M.S. in Electrical Engineering from Columbia University and an M.S. in Management Science from Stevens Institute of Technology.

Mr. Hershberg brings to the Board of Directors over 50 years of experience in the satellite communications industry. As the founder of the Company, he adds in-depth knowledge, strong leadership capabilities, strategic planning and mergers and acquisitions experience, an understanding of a broad range of technologies and operating expertise. He has founded or was responsible for several satellite communication companies becoming successful. During his 18 years as President and Chief Executive Officer of STS, the company became the global leader and premier company in the field of satellite communications ground station systems. Mr. Hershberg’s prior experience on the Primus board of directors provides the Company with in-depth knowledge on proper board oversight, including valuable perspectives and insights from his prior service on the Primus compensation committee. As an industry pioneer, he serves on numerous industry panels and speaks at many satellite communication conferences.

Keith A. Hall has been President and Chief Operating Officer and a director of the Company since July 2009. From June 2008 to June 2009, Mr. Hall served as Senior Vice President and General Manager of Globecomm Network Services and from 2003 to June 2008, he served as Vice President and General Manager of Globecomm Network Services Corporation. Mr. Hall served as Senior Director of Project Management of Globecomm Network Services Corporation from 2000 to 2003. From 1996 to 1999, Mr. Hall was employed by Globecomm Systems as a Senior Project Engineer. From 1992 to 1996, Mr. Hall was employed by STS as a Systems Engineer. Mr. Hall holds a B.S.E.E. from Auburn University and an M.B.A. from Dowling College.

As President and Chief Operating Officer of the Company, Mr. Hall brings to the Board of Directors business leadership, strategic planning and acquisition and operating experience. With over 20 years of knowledge of the satellite communications industry and his prior role serving as the Company’s Senior Vice President and General Manager of the Company’s Network Services, he has extensive experience in growing the services portion of the Company’s business.

Richard E. Caruso has been a senior executive in the telecommunications and consulting industries. Since 2010 he has been at GlobalLogic, a research and development services company. He is currently the General Manager of the Communications Business Unit of GlobalLogic. During 2008, Mr. Caruso served as Managing Director, Communications Industry of Tata Consulting Services, an information technology consulting and outsourcing company. From 2004 to 2007, Mr. Caruso was Managing Director, Technology, Communications & Media Industries of BearingPoint, Inc., a provider of business consulting, systems integration and managed services. From 2001 to 2003, Mr. Caruso was a Senior Partner at TechLeaders Consulting, LLC, an information technology consulting company. From 1999 to 2001, Mr. Caruso served as President of Hosting Solutions and Storage Networking at Nortel Networks Corporation, a global supplier of networking solutions and services. From 1994 to 1999, Mr. Caruso served as Vice President and General Manager of Global Solutions for IBM’s Communications Sector. From 1983 to 1994, Mr. Caruso held various senior executive positions with Bellcore/Telcordia, including Corporate Vice President of Technology and Industry Markets. From 1969 to 1983, Mr. Caruso held various positions at AT&T Bell Labs, most recently Executive Director of the Network Provisioning Systems Lab. Mr. Caruso holds a B.S. in Industrial Engineering from Rutgers University and an M.S. in Industrial Engineering from the New Jersey Institute of Technology.

Mr. Caruso’s current role at GlobalLogic brings to the Board of Directors business leadership, strategic planning and a market perspective. His past experience at IBM, along with other senior management positions previously held at Bellcore/Telcordia and Nortel Networks, have given him extensive experience in the communications and information technology industries. This technology experience contributes to the Board of Directors’ understanding of the impact of changing technology on the Company’s business. Mr. Caruso also provides a global business perspective, based on his leadership at IBM. He currently serves as a member of the Company’s Audit and Nominating and Corporate Governance Committees and is the Chairperson of the Company’s Compensation Committee.

Harry L. Hutcherson, Jr. has been affiliated with Navigant Consulting, Inc. (formerly, Peterson Consulting) as an independent contract consultant providing financial analytical and business consulting on various large projects since 1992. From 1977 through 1992, Mr. Hutcherson was an audit partner of Arthur Andersen LLP. Mr. Hutcherson is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the Greater Washington Society of Certified Public Accountants and the Virginia State Society of Certified Public Accountants. Mr. Hutcherson holds a B.S. in Accounting from the University of Richmond.

Mr. Hutcherson brings financial expertise to the Board of Directors as a former senior partner at a major international accounting firm. With his financial analytical and business consulting experience, he also brings significant management expertise to the Board of Directors. Mr. Hutcherson was nominated to serve as a director on the Company’s Board of Directors due to his extensive experience in business, finance, accounting and auditing, SEC reporting, public company management and mergers and acquisitions. Additionally, he provides the Board of Directors with consulting on risk management and fraud controls. He currently serves as the Chairperson and financial expert of the Company’s Audit Committee, and is a member of the Company’s Strategy Committee.

Brian T. Maloney is currently an independent consultant in the technology and telecommunications industries. Mr. Maloney served as Chief Executive Officer of Ygomi LLC, a private equity firm, from October 2008 through October 2009. From May 2006 to January 2008, Mr. Maloney was President of Global Industries at Unisys Corporation, a worldwide information technology consulting services and solutions company. Prior to joining Unisys Corporation, Mr. Maloney was an independent consultant in the telecommunications industry from January 2005 to April 2006. From 2002 to September 2004, Mr. Maloney served as Chief Operating Officer for Perot Systems Corporation. From 1978 to 2002, Mr. Maloney held various positions with AT&T, most recently as Senior Vice President of AT&T, and as President and Chief Executive Officer of AT&T Solutions. Mr. Maloney received a B.S. in English from Hunter College and an M.A. in English from Columbia University.

As a former president and chief executive officer of AT&T Solutions, Mr. Maloney brings to the Board of Directors business leadership, strategic planning, human resources and operating experience from a large diversified company. Based on his past experiences at AT&T Solutions and as an independent consultant in the technology and telecommunications sector, he has extensive experience in the communications industry. Mr. Maloney also provides a global business perspective, based on his leadership role in global business operations at Unisys Corporation. Mr. Maloney’s recent role at a private equity firm provides the Board of Directors with capital markets, mergers and acquisitions and corporate finance expertise. He currently serves as a member of the Company’s Audit, Compensation and Strategy Committees and is Chairperson of the Company’s Nominating and Corporate Governance Committee.

Jack A. Shaw is currently retired. He held various positions at Hughes Electronics Corporation (“Hughes”) from 1998 to December 2003, most recently as its President and Chief Executive Officer and as a member of its board of directors. From 1998 to 2001, Mr. Shaw served as Senior Executive Vice President of Hughes. Mr. Shaw is currently a director of Sirius XM Radio Inc. (“Sirius XM”) and is a senior member of the Institute of Electrical and Electronics Engineers. He is also on the Board of Trustees of Trine University. Mr. Shaw holds a B.S. in Electrical Engineering from Purdue University.

As a former president and chief executive officer of Hughes, Mr. Shaw brings to the Board of Directors business leadership and strategic planning, mergers and acquisitions and international operating experience. With his past experience at Hughes, and as a current director of Sirius XM, a large satellite radio company and a publicly-traded company, he has extensive experience in the satellite communications industry. His current role on the Sirius XM board of directors provides the Company with in-depth knowledge on proper board oversight, as well as valuable perspectives and insights from his service on their nominating and corporate governance and compensation committees. He currently serves as a member of the Company’s Compensation, Nominating and Corporate Governance and Strategy Committees.

A. Robert Towbin has been the Executive Vice President of Stephens Inc. since 2006, prior to which he served as a managing Director from December 2001 to 2005. Mr. Towbin is a Director of Intertrust Technologies, a private company owned by Sony, Phillips and Stephens, Inc. From 2000 to 2001, he was Co-Chairman of C.E. Unterberg, Towbin Co. and from 1995 to 1999 was Senior Managing Director of C.E. Unterberg, Towbin. From 1994 to 1996, Mr. Towbin was President and Chief Executive Officer of the Russian-American Enterprise Fund, a U.S. government-owned investment fund, and later, Vice Chairman of its successor fund, the U.S. Russia Investment Fund. Mr. Towbin was a Managing Director of Lehman Brothers and Co-Head of High Technology Investment Banking from 1987 to 1994. From 1959 to 1987, Mr. Towbin was Vice Chairman and a Director of L.F. Rothschild, Unterberg, Towbin Holdings Inc. and its predecessor companies. Mr. Towbin served on the board of directors of the following public companies: Anken Chemical Corp., AVX Corporation, Bradley Real Estate, Convergent Technology, Empire Airlines, Gerber Scientific, Inc., Graphic Controls Corp., Kyocera, J. Rothschild Holdings, PLC, North Fork Bancorporation, Inc., Plessey, Inc. and Pulte Homes Corp. Mr. Towbin holds a B.A. from Dartmouth College.

With over 50 years of experience in investment banking, Mr. Towbin brings to the Board of Directors relevant experience in the areas of capital markets, finance, executive leadership and mergers and acquisitions and broad international business exposure. Mr. Towbin’s prior experience on the board of directors of a number of other public companies provides the Company with in-depth knowledge on proper board oversight. With over 15 years of service, he also provides continuity to the Board of Directors.

C. J. Waylan is a retired executive from the telecommunication and satellite communications industries. Dr. Waylan served as Executive Vice President for GTE Mobilnet and President of GTE Spacenet Corporation (collectively, “GTE”) until his retirement in 1996. From 1996 to 1997, he was Executive Vice President of NextWave Telecom, Inc., a start-up provider of wireless communications and from 1997 to 2006, he was President and Chief Executive Officer of CCI International, NV, a mobile satellite communications company. Dr. Waylan was a member of the board of directors of Radyne Corporation (“Radyne”) from 2000 to 2008 and served as Chairman of the board for the last two years. He was also a director of CCI International, NV from 1997 to 2006. He holds a B.S. from the University of Kansas as well as an M.S. in Electrical Engineering and a Ph.D. from the Naval Postgraduate School.

Based on Dr. Waylan’s prior executive officer roles at GTE, he brings to the Board of Directors industry experience, business leadership, strategic planning, human resources and mergers and acquisitions and operating experience. As a former Chairman of the board of directors of Radyne, a publicly-traded company, Dr. Waylan brings to the Board of Directors relevant experience in the areas of operations, management, finance, executive leadership, strategic planning and corporate governance. He also brings to the Board of Directors valuable perspectives and insights from his prior service on Radyne’s corporate governance and nominating committee and compensation committee. With over 15 years of service, he also provides continuity to the Board of Directors. He currently serves as a member of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees, and is the Chairperson of the Company’s Strategy Committee.

Audit Committee

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company’s independent registered public accounting firm, the scope of the annual audits, the fees to be paid to the independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the accounting practices of the Company. The Audit Committee also serves as the Board of Directors’ Qualified Legal Compliance Committee within the meaning of Section 307 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Board of Directors has determined that Mr. Hutcherson is qualified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of the Securities and Exchange Commission (“SEC”) Regulation S-K. The Board of Directors has determined that Mr. Hutcherson is independent, as defined in Section 5605(a)(2) of the NASDAQ Stock Market Rules. The Audit Committee held five meetings during fiscal 2013.

Additionally, the Audit Committee reviews and approves all related party transactions required to be disclosed pursuant to the rules of the SEC. See “Compensation Discussion and Analysis—Approval of Related Party Transactions” below.

Executive Officers Who Are Not Directors

Following are the Company’s executive officers who are not directors:

Andrew C. Melfi, 60, has served as Senior Vice President since March 2009, as Treasurer since September 1997 and as Chief Financial Officer since joining the Company in January 1996. From September 1997 to February 2009, Mr. Melfi served as Vice President. From 1982 to 1995, he was the Controller of STS. Mr. Melfi holds an M.B.A. and a B.B.A. in Accounting from Dowling College.

Thomas C. Coyle, 63, has served as Senior Vice President and General Manager of Globecomm Systems since June 2008, and prior to that time, he served as Vice President and General Manager from

2003 to 2008. From 2001 to 2003, he served as Vice President of Managed Networks of Globecomm Systems and from 1999 to 2001, as Senior Director of Engineering of Globecomm Systems. From 1994 to 1998, he was Director of Systems Programs for STS. Prior to joining STS, he was employed by Norden Systems, a division of United Technologies Corp. from 1972 to 1993, where he held positions as a Radar Systems Design Engineer, Engineering Manager and Program Manager. Mr. Coyle holds a B.S.E.E. from Hofstra University.

Andrew Silberstein, 53, has served as Senior Vice President and General Manager of Globecomm Network Services since November 2010. From November 2009 to October 2010, he served as Vice President and General Manager of Globecomm Network Services. From March 2009 to November 2009, he served as Vice President, Hosted Services of Globecomm Network Services. He also served as Managing Director of the Asia Pacific Region for the Company from September 1995 to August 2000. From September 2000 to February 2009, he was employed by Schema Inc., a global provider of network optimization software solutions, where he served as President and Chief Operating Officer. From January 1986 to August 1995, he held various management positions at STS. Prior to joining STS, he held a position at Booz Allen & Hamilton, providing technical consulting services to commercial and government clients from August 1982 to December 1985. Mr. Silberstein holds B.S. in Electrical Engineering from Rutgers University, M.S. in Electrical Engineering from Johns Hopkins University, and an Executive M.B.A in Marketing and Finance from the Technion—Israel Institute of Technology.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, certain officers and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the SEC and the NASDAQ MarketWatch Surveillance Department. Specific due dates for these reports have been established by the SEC, and the Company is required to report in this proxy statement any failure to file by these dates during the fiscal year ended June 30, 2013. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company and written representations made by the Company’s officers and directors, the Company believes that during the fiscal year ended June 30, 2013, all filing requirements under Section 16(a) applicable to its officers, directors and persons holding more than ten percent of the Common Stock were complied with on a timely basis.

Directors’ Compensation

The compensation program for non-employee directors consists of cash retainers, committee fees, meeting fees and restricted stock awards.

From July 1, 2012 through June 30, 2013, those fees consisted of the following:

•

Retainer per director for service on the Board of Directors: $40,000 per year (each director also receives a payment of $1,500 or $750 for each in-person or telephonic meeting, respectively, which is held in addition to the scheduled quarterly meetings of the Board of Directors);

•	Audit Committee member: $10,000 per year;

•	Audit Committee Chairperson: $18,000 per year;

•	Compensation Committee member: $4,000 per year;

•	Compensation Committee Chairperson: $6,000 per year;

•	Nominating and Corporate Governance Committee member: $3,000 per year;

•	Nominating and Corporate Governance Committee Chairperson: $6,000 per year;

•	Strategy Committee member: $3,000 per year; and

•	Strategy Committee Chairperson: $6,000 per year.

Non-employee directors on the Nominating and Corporate Governance Committee, Strategy Committee and who attend independent directors meetings also receive a payment of $1,500 or $750 for each in-person or telephonic meeting, respectively, which is not held at the scheduled quarterly meetings of the Board of Directors.

These non-employee directors are also reimbursed for certain expenses incurred in connection with attendance at meetings of the Board of Directors. Directors who are also employees of the Company do not receive any compensation for their service as directors.

During fiscal 2013, Messrs. Caruso, Hutcherson, Maloney, Shaw and Towbin and Dr. Waylan were each granted 3,000 shares of restricted stock for their service on the Board of Directors under the Automatic Stock Issuance Program of the Company’s 2006 Plan under the September 20, 2012 amendment replacing the automatic stock option grants with automatic grants of restricted shares of the Company’s Common Stock. Each non-employee director is granted 9,000 restricted shares when the individual initially is appointed to the Board and 3,000 restricted shares when the individual is reelected to the Board. The restricted share grants to non-employee directors generally have the same terms as grants under the Stock Issuance Program. The grants will vest over three years, with one-third of the grant vesting on each of the next three annual stockholder meetings following the grant date.

As plan administrator of the 2006 Plan, the Compensation Committee may, in its discretion, grant stock from time to time to non-employee members of the Board of Directors under the stock issuance program of the 2006 Plan and grant options from time to time to non-employee members of the Board of Directors under the discretionary option grant program of the 2006 Plan. The basis for such grants is the Compensation Committee’s assessment of each director’s contributions to the Company over the course of the year, as well as the competitiveness of the Company’s overall director compensation compared to similar companies in the market.

Directors’ Compensation in Fiscal 2013

Name of Director(a)	Fees Earned or Paid in Cash(1) ($) (b)	Option Awards ($) (c)	Stock Awards(2) ($) (d)	Total ($) (e)
David E. Hershberg(3)	—	—	—	—
Keith A. Hall(3)	—	—	—	—
Richard E. Caruso	68,750	—	31,650	100,400
Harry L. Hutcherson, Jr.	71,500	—	31,650	103,150
Brian T. Maloney	73,500	—	31,650	105,150
Jack A. Shaw	59,750	—	31,650	91,400
A. Robert Towbin	48,250	—	31,650	79,900
C. J. Waylan	75,750	—	31,650	107,400

(1)	Reflects cash retainers, committee fees and meeting fees earned by non-employee directors for services provided during fiscal 2013. The director fees are paid on a quarterly basis. The table below shows a breakdown of the fees for fiscal 2013.

(2)	Reflects the aggregate grant date fair market value for each director’s grant of restricted stock in the fiscal year, determined in accordance with the Financial Accounting Standards Board ASC Topic 718. The stock awards are based on the closing price of the Company’s common stock of $10.55 on the Nasdaq Global Market on November 15, 2012 (the date on which the stock was awarded). The assumptions used in the valuation are discussed in Note 2 to our consolidated financial statements included in this annual report on Form 10-K for the year ended June 30, 2013. There were no option awards granted to non-employee directors during fiscal 2013.

(3)	Is an employee director and, therefore, does not receive compensation for service on the Board of Directors.

The following table details the cash retainers, committee fees and meeting fees earned by non-employee directors for services provided during fiscal 2013:

Name of Director	Board of Directors Fee(1) ($)	Audit Committee Fee ($)	Compensation Committee Fee ($)	Nominating and Corporate Governance Fee(2) ($)	Strategy Committee Fee(3) ($)	Total ($)
Richard E. Caruso	49,000	10,000	6,000	3,750	—	68,750
Harry L. Hutcherson, Jr.	49,000	18,000	—	—	4,500	71,500
Brian T. Maloney	48,250	10,000	4,000	6,750	4,500	73,500
Jack A. Shaw	48,250	—	4,000	3,750	3,750	59,750
A. Robert Towbin	48,250	—	—	—	—	48,250
C. J. Waylan	50,500	10,000	4,000	3,750	7,500	75,750

(1)	There were ten telephonic meetings and one live meeting of the Board of Directors in addition to the regularly scheduled quarterly meetings of the Board of Directors, for which an additional $9,000 was paid to each director during fiscal 2013, with the exceptions of Mr. Maloney, who did not attend one telephonic meeting and was paid $750 less and Messrs. Shaw and Towbin who were paid $750 less as they attended the live meeting telephonically. There was also one special meeting in Washington, D.C. for which an additional $1,500 was paid to Dr. Waylan.

(2)	There was one additional meeting of the Nominating and Corporate Governance Committee, for which an additional $750 was paid to Messrs. Caruso, Maloney, Shaw and Dr. Waylan.

(3)	There were two additional meetings of the Strategy Committee, for which an additional $1,500 was paid to Messrs. Hutcherson, Maloney, and Dr. Waylan and $750 to Mr. Shaw who attended one meeting.

The table below shows the aggregate number of stock options and restricted stock held by non-employee directors as of June 30, 2013:

Name of Director	Stock Options (in shares)(1)	Restricted Stock (in shares)(2)
Richard E. Caruso	5,000	3,467
Harry L. Hutcherson, Jr.	35,000	4,467
Brian T. Maloney	37,045	4,467
Jack A. Shaw	25,000	4,467
A. Robert Towbin	45,000	4,467
C. J. Waylan	35,000	4,467

(1)	Until the 2011 annual meeting of stockholders, each of the non-employee directors was granted under our Automatic Option Grant Program of the 2006 Plan a fully vested option to purchase 5,000 shares of Common Stock of the Company on the date of each annual meeting of stockholders at which such director was re-elected to the Board of Directors. In lieu of the Automatic Option Grant Program of the 2006 Plan, the non-employee directors were granted 2,200 shares of restricted stock of the Company in fiscal 2012, of which 733 are vested. Upon implementation of the Automatic Stock Issuance Program of the 2006 Plan as amended September 20, 2012, the non-employee directors are granted 3,000 shares of restricted stock of the Company in lieu of the former Automatic Option Grant Program.

(2)

Each of the non-employee directors was granted 3,000 shares of restricted stock of the Company during fiscal 2010, all 3,000 of which are vested. In lieu of the Automatic Option Grant Program of the 2006 Plan, the non-employee directors were granted 2,200 shares of restricted stock of the

Company in fiscal 2012, of which 733 are vested. Upon implementation of the Automatic Stock Issuance Program of the 2006 Plan as amended September 20, 2012, the non-employee directors were granted 3,000 shares of restricted stock of the Company in fiscal 2013, none of which are vested.

Director Equity Ownership Targets

On September 20, 2012, the Compensation Committee set a target (“Director Equity Target”) for equity ownership for the non-employee directors (“Outside Directors”). The Director Equity Target for each of the Outside Directors is $100,000 in value. At the first Compensation Committee meeting following each fiscal year end, the Committee will value all forms of equity held as of the date of the Compensation Committee meeting, whether or not vested (including options and restricted stock) and any automatic equity grant to be made to the director upon their reelection at the following annual meeting of the stockholders. The value of the Outside Directors’ holdings for the purposes of computing the Director Equity Target will equal the total number of shares held or deemed held times the average closing price of the common stock for the last six months of the preceding fiscal year. Each of the Outside Directors shall have five years to reach the Director Equity Target. As of the date of this report, the Compensation Committee has not met for purposes of computing the Director Equity Target; as of October 5, 2012 valuation date, all Outside Directors had holdings above their Director Equity Target.

During the succeeding fiscal year, any Outside Director not then meeting their Director Equity Target may not dispose of equity in the Company until they reaches his Director Equity Target. To the extent that the Outside Director holds or is deemed to hold shares valued in excess of his Director Equity Target at the annual valuation date, he may dispose of the number of shares having a value in excess of the Director Equity Target (the “Maximum Disposable Shares”), The Maximum Disposable Shares will be calculated at each annual review of the value of the Outside Director’s holdings. Notwithstanding the foregoing, the Outside Director may sell shares to satisfy tax obligations arising from a grant or vesting of shares or options and such disposition will not be considered in determining the number of shares disposed of for the purposes of the Maximum Disposal Shares. The Committee and the Board may grant hardship exceptions to the restrictions on disposition.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct applicable to our employees and representatives. A copy of our Code of Ethics and Business Conduct was filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2004 and is incorporated by reference in this Report.

Item 11.    Executive Compensation

Named Executive Officers

Messrs. Hershberg, Hall, Melfi, Coyle and Silberstein constituted the Company’s Named Executive Officers for fiscal 2013.

Oversight and Objectives of the Executive Compensation Program

As stated in the Compensation Committee’s charter, its purpose is (i) to assist the Board of Directors in carrying out its responsibilities regarding compensation of the Company’s executive officers and directors, (ii) to evaluate the performance of the Company’s executive officers and (iii) to administer the Company’s stock and incentive compensation plans and recommend changes in such plans, as needed, to the Board of Directors.

At June 30, 2013, Globecomm had five executive officers (Messrs. Hershberg, Hall, Melfi, Coyle and Silberstein) and these individuals had a broad array of responsibilities and authority within the Company. The five individuals (Messrs. Hershberg, Hall, Melfi, Coyle and Silberstein) identified in the Summary Compensation Table below, including the Chief Executive Officer and the Chief Financial Officer, are collectively referred to in this proxy statement as the “Named Executive Officers.”

The Compensation Committee has the authority to retain compensation consultants, outside counsel and/or other advisors to provide independent advice and assistance in connection with the execution of its responsibilities. It also has the authority to obtain advice and assistance from internal and external legal, human resource or other advisors. The Compensation Committee works directly with our Senior Vice President of Human Resources on the compensation program.

The objectives of our executive compensation program are to attract and retain executive talent, to foster excellent performance by executives whose contributions drive the success of the Company and to create value for stockholders. Our program is structured to provide a compensation package that pays better than the market median for superior performance, offers rewards to executives based on Company and individual performance and aligns the interests of management and stockholders through incentives that encourage annual and long-term results.

For the last several years, the Compensation Committee has utilized the Radford Global Technology Survey Report (the “Radford Survey”), which is produced by Aon Consulting, Inc., to assist in the evaluation of Globecomm’s executive compensation program and to help determine the compensation to be paid to executives. The Radford Survey provides data, by position, for base salary and for cash and equity incentives reported by participating companies. Historically, the Company has relied on the Radford Survey primarily for benchmarking compensation information. The Radford Survey has generally been relied upon because it is a recognized leader for market data in the executive compensation field. Furthermore, the Compensation Committee believes that the companies it studies, given their similarities to Globecomm, provide the most meaningful competition to the Company for talent. Starting in fiscal 2011 the Compensation Committee also utilized the Equilar Inc. Executive Insight Total Compensation Survey Report (“Equilar Survey”) as additional benchmarking compensation information.

Benchmarking

For determination of executive compensation for fiscal 2013, the Compensation Committee reviewed the Radford Survey, which summarized compensation data (available as of April 11, 2012) from approximately 700 companies in the telecommunications products and services and network equipment/product industries. The Radford Survey considered the following variables in processing the survey for the Company: (i) type of industry (telecommunications products and services; network equipment/products); (ii) last fiscal year annual revenues ($200 million to $499.9 million); (iii) geographic region (the northeast portion of the United States) and (iv) job description. The Committee targeted compensation levels using the 50th percentile of the Radford Survey as a benchmark, though it also took into account other, more subjective factors in making its compensation decisions. The Compensation Committee has determined that for future determinations, fixing an arbitrary percentile target is inappropriate.

The Compensation Committee also utilized the Equilar Survey, which is a customized report utilizing data from peer companies (i) in the telecom technology and services industry with revenues in the range of $225 million to $325 million, and (ii) comprised of a peer group derived from the most recent Institutional Shareholder Services (ISS) Proxy Advisory Services Report. In addition to the variables above, the Equilar Survey provided data on the following categories: base salary, actual bonus percentage, actual bonus value, stock option value, restricted stock value, total direct compensation and other compensation. The Compensation Committee targeted compensation levels using the Mean (weighted average) of the Equilar Survey data as a benchmark. Again, specific targets are not expected to be utilized by the Compensation Committee in future deliberations.

The Compensation Committee has not made a determination regarding executive compensation for fiscal 2014 in light of the pending Merger.

The Compensation Committee plans to use the Radford Survey, Equilar Survey, and a new survey, the Towers Watson General Industry Executive Compensation Survey Report (“Tower Watson Survey”), for determining future executive compensation. However, it may consider other benchmarking resources, either as a replacement for or supplement to the Radford Survey, Equilar Survey, or Towers Watson Survey. In determining which benchmarking resources it will use, the Compensation Committee will consider the Company’s acquisitions and changing profile, as well as individual contributions to the Company’s growth and success.

Components of the Compensation Program

The principal components of the Company’s compensation program consist of (i) base salaries, (ii) annual performance-based bonuses and (iii) long-term equity awards.

The Compensation Committee reviews the compensation of the Company’s executives on an annual basis, taking into account such factors as competitive compensation levels, the executive’s responsibilities, experience and contributions, and the Company’s performance. The Compensation Committee believes that a substantial portion of executive officer compensation should be tied to short-term and long-term Company performance. The Compensation Committee periodically reviews the Company’s overall executive compensation program against competitive practices and trends, and generally reviews and analyzes the Radford, Equilar and independent surveys, marketplace data and other available information for comparable companies. A significant percentage of executive compensation is normally designed to be performance-based and varies from year to year based on corporate and individual performance.

Base Salary

The Company has entered into an employment agreement with each of its Named Executive Officers that establishes a minimum base salary for the executive. The salary levels are reviewed on an annual basis to ensure that they are appropriate in comparison to other companies within the industry. The salary levels are also reviewed on an annual basis in light of each individual’s responsibilities, contributions and performance. Executives are eligible for merit increases to base salary on an annual basis.

The Compensation Committee did not approve salary increases for the Named Executive Officers in fiscal 2013 based on a recommendation from the Chief Executive Officer of the Company, and in light of the Company’s fiscal 2013 business plan, as well as the then current economic conditions of the Company, its industry and the global financial situation. The base salary for each of the Named Executive Officers for fiscal 2013 was as follows:

Named Executive Officer	Base Salary
David E. Hershberg	$575,000
Keith A. Hall	425,000
Andrew C. Melfi	370,000
Thomas C. Coyle	310,000
Andrew Silberstein	275,000

The Compensation Committee did not approve salary increases for the Named Executive Officers for fiscal 2014 in light of the pending Merger.

Annual Incentives

The Company’s executives were generally eligible to receive annual performance-based cash bonuses in fiscal 2013.

During fiscal 2013, the Compensation Committee approved the 2013 Insider Management Incentive Plan (the “2013 MIP”), which was based on data obtained from the Radford and Equilar Surveys. The 2013 MIP provides for cash bonus opportunities based on a Company-wide operating income performance target for Messrs. Hershberg, Hall and Melfi. Operating income is defined as income from operations excluding earn-out fair value adjustments. For Messrs. Coyle and Silberstein, the 2013 MIP provides for cash bonus opportunities based on financial performance targets for Company-wide operating income and team operating income (collectively, the “2013 Targets”), that are weighted 50% and 50%, respectively. If the 2013 Targets were met or exceeded, participants were eligible to receive cash bonuses based on a pre-established target percentage of their base salaries, which for fiscal 2013 ranged from 30% to 50% of base salary, plus, an additional bonus of up to 45% to 75% of base salary for exceeding the 2013 Targets, based on a pro-ration factor for up to 30% of the 2013 Targets, subject to Compensation Committee discretion. A pro-ration bonus was also possible if the 2013 Target performance level was not met, so long as the Company’s financial performance exceeded 90% of the 2013 Targets threshold amount. The maximum bonus under the 2013 MIP for fiscal 2013 that Named Executive Officers could achieve ranged from 75% to 125% of base salary, depending upon the executive officer’s position, as set forth in the table below.

Messrs. Hershberg, Hall and Melfi had bonus opportunities under the 2013 MIP for fiscal 2013, subject to the Compensation Committee’s discretion, as follows:

Named Executive Officer	Target Bonus Opportunity (as a % of Base Salary)	Additional Bonus Opportunity (as a % of Base Salary)	Maximum Bonus Opportunity (as a % of Base Salary)
		Exceed target by 30%	Cumulative
David E. Hershberg	50%	75%	125%
Keith A. Hall	45%	70%	115%
Andrew C. Melfi	40%	60%	100%

Messrs. Coyle and Silberstein had bonus opportunities under the 2013 MIP for fiscal 2013, subject to the Compensation Committee’s discretion, as follows:

Named Executive Officer	Target Bonus Opportunity (as a % of Base Salary)		Additional Bonus Opportunity (as a % of Base Salary)		Maximum Bonus Opportunity (as a % of Base Salary)
			Exceed target by 30%		Cumulative
	Company- wide operating Income (50%)	Team operating income (50%)	Company- wide operating Income (50%)	Team operating income (50%)
Thomas C. Coyle	15%	15%	22.5%	22.5%	75%
Andrew Silberstein	15%	15%	22.5%	22.5%	75%

For fiscal 2013, the Company-wide operating income was $22,559,000, which did not exceed the Company-wide operating income target of $27,328,000 for the same period.

With respect to Mr. Coyle, fiscal 2013 team operating income was an operating loss of $9,283,000 which did not meet the team operating income target of an operating loss of $1,362,000 for the same period.

With respect to Mr. Silberstein, fiscal 2013 team operating income was $29,080,000, which exceeded the team operating income target of $21,700,000.

Based on the results for fiscal 2013, $82,500 was allocated to the executive officers from the bonus pool.

Messrs. Hershberg, Hall and Melfi did not receive any additional Target Bonus Opportunity as the Company did not meet the Company-wide operating income target.

Based on the results for fiscal 2013, Mr. Coyle did not receive any additional Target Bonus Opportunity as the Company-wide operating income target and his team operating income target were not met.

Based on the results for fiscal 2013, Mr. Silberstein would have earned 30% of his base salary based on earning the full Target Bonus Opportunity 15% and the full Additional Bonus Opportunity of 15% in connection with exceeding his team operating income target. He did not receive any additional Target

Bonus Opportunity as the Company did not meet the Company-wide operating income target. Based on overall Company performance no bonus was awarded to Mr. Silberstein.

During fiscal 2012, the Compensation Committee approved the 2012 Insider Management Incentive Plan (the “2012 MIP”), which was based on data obtained from the Radford and Equilar Surveys. The 2012 MIP provides for cash bonus opportunities based on a Company-wide operating income performance target for Messrs. Hershberg, Hall and Melfi. Operating income is defined as income from operations excluding earn-out fair value adjustments. For Messrs. Coyle and Silberstein, the 2012 MIP provides for cash bonus opportunities based on financial performance targets for Company-wide operating income and team operating income (collectively, the “2012 Targets”), that were weighted 50% and 50%, respectively. If the 2012 Targets were met or exceeded, participants were eligible to receive cash bonuses based on a pre-established target percentage of their base salaries, which for fiscal 2012 ranged from 30% to 50% of base salary, plus an additional bonus of up to 45% to 75% of base salary for exceeding the 2012 Targets, based on a pro-ration factor for up to 30% of the 2012 Targets, subject to Compensation Committee discretion. A pro-ration bonus was also possible if the 2012 Target performance level was not met, so long as the Company’s financial performance exceeded 90% of the 2012 Targets threshold amount. The maximum bonus under the 2012 MIP for fiscal 2012 that Named Executive Officers could achieve ranged from 75% to 125% of base salary, depending upon the executive officer’s position, as set forth in the table below.

Messrs. Hershberg, Hall and Melfi had bonus opportunities under the 2012 MIP for fiscal 2012, subject to the Compensation Committee’s discretion, as follows:

Named Executive Officer	Target Bonus Opportunity (as a % of Base Salary)	Additional Bonus Opportunity (as a % of Base Salary)	Maximum Bonus Opportunity (as a % of Base Salary)
		Exceed target by 30%	Cumulative
David E. Hershberg	50%	75%	125%
Keith A. Hall	45%	70%	115%
Andrew C. Melfi	40%	60%	100%

Messrs. Coyle and Silberstein had bonus opportunities under the 2012 MIP for fiscal 2012, subject to the Compensation Committee’s discretion, as follows:

Named Executive Officer	Target Bonus Opportunity (as a % of Base Salary)		Additional Bonus Opportunity (as a % of Base Salary)		Maximum Bonus Opportunity (as a % of Base Salary)
			Exceed target by 30%		Cumulative
	Company- wide operating Income (50%)	Team operating income (50%)	Company- wide operating Income (50%)	Team operating income (50%)
Thomas C. Coyle	15%	15%	22.5%	22.5%	75%
Andrew Silberstein	15%	15%	22.5%	22.5%	75%

For fiscal 2012, the Company-wide operating income was $26,509,000, which exceeded the Company-wide operating income target of $26,100,000 for the same period.

With respect to Mr. Coyle, for fiscal 2012, team operating income was an operating loss of $4,385,000, which did not meet the team operating income target of an operating loss of $1,000,000 for the same period.

With respect to Mr. Silberstein, for fiscal 2012, the team operating income was $23,146,000, which was less than the team operating income target of $23,500,000, however above the $21,150,000 minimum threshold.

Based on the results for fiscal 2012, $833,000 was allocated to the executive officers from the bonus pool.

Messrs. Hershberg, Hall and Melfi each earned the full Target Bonus Opportunity, 50%, 45%, and 40%, respectively as well as a portion of the Additional Bonus Opportunity of 4%, 4%, and 3%, respectively, in connection with the Company exceeding the Company-wide operating income target and therefore earned 54%, 49% and 43% of base salary, respectively.

Based on the results for fiscal 2012, Mr. Coyle earned 16% of his base salary based on earning the full Target Bonus Opportunity 15% and a portion of the Additional Bonus Opportunity 1% in connection with the Company exceeding the Company-wide operating income target. He did not receive any additional Target Bonus Opportunity as the Company did not meet his team operating income target.

Based on the results for fiscal 2012, Mr. Silberstein earned 16% of his base salary based on earning the full Target Bonus Opportunity 15% and a portion of the Additional Bonus Opportunity 1% in connection with the Company exceeding the Company-wide operating income target. Additionally, his team operating income target was at 98.5% of the target and based on the pro-ration bonus provision he received 13% of his Target Bonus Opportunity, and a discretionary bonus of approximately $27,500 for a total bonus equal to approximately 39% of his base salary.

During fiscal 2011, the Compensation Committee approved the 2011 Insider Management Incentive Plan (the “MIP”), which was based on data obtained from the Radford Consulting and Equilar Inc. Surveys. The MIP provides for cash bonus opportunities based on a Company-wide adjusted EBITDA financial performance target for Messrs. Hershberg, Hall and Melfi. For Messrs. Coyle and Silberstein, the MIP provides for cash bonus opportunities based on financial performance targets of a Company-wide adjusted EBITDA and team operating income (collectively, the “Targets”), that are weighted 25% and 75%, respectively. If the adjusted EBITDA targets were met or exceeded, participants were eligible to receive cash bonuses based on a pre-established target percentage of their base salaries, which for fiscal 2011 ranged from 30% to 50% of base salary. An additional bonus of up to 60% to 75% of base salary for exceeding the applicable Company and team targets, subject to the Compensation Committee’s discretion. A bonus was also possible if the target performance level was not met, so long as the Company’s financial performance exceeded a threshold amount. The maximum bonus under the MIP for fiscal 2011 that Named Executive Officers could achieve ranged from 90% to 125% of base salary, depending upon the executive officer’s position, as set forth in the table below.

Messrs. Hershberg, Hall and Melfi had bonus opportunities under the MIP for fiscal 2011, subject to the Compensation Committee’s discretion, as follows:

Executive Officer	Target Bonus Opportunity (as a % of Base Salary)	Additional Bonus Opportunity (as a % of Base Salary)	Additional Bonus Opportunity (as a % of Base Salary)	Maximum Bonus Opportunity (as a % of Base Salary)
		Exceed target by 15%	Exceed target by 30%	Cumulative
David E. Hershberg	50%	25%	50%	125%
Keith A. Hall	40%	30%	40%	110%
Andrew C. Melfi	35%	30%	35%	100%

Messrs. Coyle and Silberstein had bonus opportunities under the MIP for fiscal 2011, subject to the Compensation Committee’s discretion, as follows:

	Target Bonus Opportunity (as a % of Base Salary)		Additional Bonus Opportunity (as a % of Base Salary)		Additional Bonus Opportunity (as a % of Base Salary)		Maximum Bonus Opportunity (as a % of Base Salary)
			Exceed target by 15%		Exceed target by 30%		Cumulative
	Based on adjusted EBITDA (25%)	Based on team operating income (75%)	Based on adjusted EBITDA (25%)	Based on team operating income (75%)	Based on adjusted EBITDA (25%)	Based on team operating income (75%)
Thomas C. Coyle	7.5%	22.5%	7.5%	22.5%	7.5%	22.5%	90%
Andrew Silberstein	7.5%	22.5%	7.5%	22.5%	7.5%	22.5%	90%

For the fiscal year ended June 30, 2011, the Company-wide adjusted EBITDA was $33,932,000, which exceeded the Company-wide adjusted EBITDA target of $29,357,000 for the same period.

With respect to Mr. Coyle, for the fiscal year ended June 30, 2011, team operating income was an operating loss of $6,640,000, which did not meet the team operating income target of an operating loss of $1,693,000 for the same period.

With respect to Mr. Silberstein, for the fiscal year ended June 30, 2011, the team operating income was $21,896,000, which exceeded the team operating income target of $19,215,000.

Based on the results for fiscal year 2011, $725,500 was allocated to the executive officers from the bonus pool. Messrs. Hershberg, Hall and Melfi each earned the full Target Bonus Opportunity in connection with the Company meeting the Company-wide adjusted EBITDA target and therefore earned 50%, 40% and 35% of base salary, respectively.

Based on the results for fiscal year 2011, Mr. Coyle received 7.5% of his base salary (which is 25% of the Target Bonus Opportunity) in connection with the Company meeting the Company-wide adjusted EBITDA target. He did not receive any additional Target Bonus Opportunity as the Company did not meet the team operating income target.

Based on the results for fiscal year 2011, Mr. Silberstein earned 7.5% of his base salary (which is 25% of the Target Bonus Opportunity) in connection with the Company meeting the Company-wide adjusted EBITDA target. Additionally, because his team operating income target was met and based on the overall performance of Globecomm Network Services segment and in the Compensation Committee’s discretion, he earned the remaining 22.5% of his Target Bonus Opportunity as well as the 22.5% Additional Bonus Opportunity tied to team operating income, and a discretionary bonus of approximately $11,000 for a total bonus equal to approximately 56% of his base salary.

Long-Term Incentive Compensation

The Company’s executive officers may receive long-term incentive awards, such as stock options and restricted stock that link their compensation with the long-term performance of the Company, align their interests with stockholders and encourage career service. During fiscal 2011, the Compensation Committee approved general guidelines for long-term incentive awards. While the Compensation Committee had discretion in connection with awards, the guidelines followed by the Compensation Committee generally provided for the executive officers to accumulate a range from 2.5 to 4 times their salary in restricted stock over a five year period.

Based on the annual review process, acquisitions, and in order to better align their interests with those of the Company’s stockholders, the Compensation Committee approved restricted stock grants to Named Executive Officers in fiscal 2013 as follows:

Named Executive Officer	Shares Granted
David E. Hershberg	50,000
Keith A. Hall	35,000
Andrew C. Melfi	20,000
Thomas C. Coyle	10,000
Andrew Silberstein	13,000

The shares of restricted stock granted in fiscal 2013 are subject to a three-year vesting schedule.

Officer Equity Ownership Targets

On September 20, 2012, the Compensation Committee set a target for equity ownership for the Named Executive Officers (“Officer Equity Target”). The Officer Equity Target is based on a multiple of the Named Executive Officer’s base salary for the previous fiscal year. The multiples for the determining the Officer Equity Targets of the current Named Executive Officers are:

Named Executive Officer	Base Salary Multiple
David E. Hershberg	4 times
Keith A. Hall	3 times
Andrew C. Melfi	2 times
Thomas C. Coyle	1 times
Andrew Silberstein	1 times

Each of the Named Executive Officers shall have five years to reach the Officer Equity Target. At the first Compensation Committee meeting following each fiscal year end, the Committee will value all forms of equity held as of the date of, whether or not vested (including options and restricted stock) as well as equity awards authorized at the Compensation Committee meeting. The value of the Named Executive Officer’s holdings for the purposes of computing the Officer Equity Target will equal the total number of shares held or deemed held times the average closing price of the common stock for the last six months of the preceding fiscal year. As of the date of this report, the Compensation Committee has not met for purposes of computing the Officer Equity Target; as of October 5, 2012 valuation date, all Named Executive Officers had holdings above their Officer Equity Target.

During the succeeding fiscal year, any Named Executive Officer not then meeting his Officer Equity Target may not dispose of equity in the Company until he reaches his Officer Equity Target. To the extent that the Named Executive Officer holds or is deemed to hold shares valued in excess of his Officer Equity Target at the annual valuation date, he may dispose of the number of shares having a value in excess of the Officer Equity Target (the “Maximum Disposable Shares”), the Maximum Disposable Shares will be calculated at each annual review of the value of the Named Executive Officer’s holdings. Notwithstanding the foregoing, the Named Executive Officer may sell shares to satisfy tax obligations arising from a grant or vesting of shares or options and such disposition will not be considered in determining the number of shares disposed of for the purposes of the Maximum Disposal Shares. The Committee and the Board may grant hardship exceptions to the restrictions on disposition.

Retirement Plans

Executive officers participate in our 401(k) retirement plan under the same rules that apply to other employees, and they may elect to defer a percentage of their compensation each year subject to plan limits and caps imposed by the Internal Revenue Service (maximum contributions of $17,500 for 2013, plus make-up supplements permitted for those aged 50 and up). Effective January 1, 2012, the Company recommended, and the Board of Directors approved, a matching contribution to a maximum of 4% of the employee’s compensation not to exceed $7,500 per employee per calendar year. There is no matching contribution effective January 1, 2013, based on the Board of Directors recommendation due to the operating performance of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this in this annual report.

The Compensation Committee

Richard E. Caruso (Chairperson)

Brian T. Maloney

Jack A. Shaw

C.J. Waylan

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table for Fiscal Year 2013

The table below shows the compensation, for the past three completed fiscal years, of the Chief Executive Officer, the Chief Financial Officer, the three other highest paid executive officers who were serving as executive officers on June 30, 2013. These five individuals are the Named Executive Officers for fiscal 2013.

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Stock Awards(1) ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	All Other Compensation ($) (f)		Total ($) (g)
David E. Hershberg
Chairman and Chief Executive Officer	2013	578,871	527,500	—	57,080	(2)	1,163,451
	2012	607,164	475,080	309,916	53,455		1,445,615
	2011	576,745	242,550	277,500	39,500		1,136,295

Keith A. Hall
President and Chief Operating Officer	2013	425,817	369,250	—	15,250	(2)	810,317
	2012	446,458	321,000	206,692	17,000		991,150
	2011	396,400	277,200	158,000	15,000		846,600

Andrew C. Melfi
Senior Vice President, Chief Financial Officer and Treasurer
	2013	372,134	211,000	—	12,750	(3)	595,884
	2012	374,210	192,600	159,539	14,500		740,849
	2011	350,534	207,900	122,500	12,500		693,434

Thomas C. Coyle
Senior Vice President, General Manager of Globecomm Systems
	2013	313,577	105,500	—	9,750	(3)	428,827
	2012	325,731	131,700	50,126	11,500		519,057
	2011	300,849	69,300	22,500	9,500		402,149

Andrew Silberstein
Senior Vice President, General Manager of Globecomm Network Services
	2013	275,000	137,150	—	6,000	(4)	418,150
	2012	273,617	128,400	107,002	6,000		515,019
	2011	258,707	138,600	145,000	6,000		548,307

(1)	Reflects the aggregate grant date fair value for each grant of restricted stock in the fiscal year, determined in accordance with the Financial Accounting Standards Board ASC Topic 718. The stock awards are based on the closing price of the Company’s common stock on the Nasdaq Global Market on the date on which the stock was awarded. The assumptions used in the valuation are discussed in Note 2 to our consolidated financial statements included in this annual report on Form 10-K.

(2)	Includes perquisites comprised of reimbursement for tax services and life insurance, in each case provided pursuant to the terms of an employment agreement, a car allowance and an employer contribution to 401(k) retirement plan.

(3)	Includes perquisites comprised of a car allowance and an employer contribution to 401(k) retirement plan.

(4)	The aggregate incremental cost to the Company of the perquisites in fiscal 2013 did not on an individual basis exceed $10,000, and consequently, pursuant to SEC rules, are not disclosed.

Grants of Plan-Based Awards for Fiscal Year 2013

The table below provides information regarding the stock options and restricted stock granted to the Named Executive Officers during fiscal 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards(1) ($) (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target (#) (d)	Maximum (#) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
David E. Hershberg	11/15/2012	—	—	—	—	—	—	50,000	—	—	527,500
Keith A. Hall	11/15/2012	—	—	—	—	—	—	35,000	—	—	369,250
Andrew C. Melfi	11/15/2012	—	—	—	—	—	—	20,000	—	—	211,000
Thomas C. Coyle	11/15/2012	—	—	—	—	—	—	10,000	—	—	105,500
Andrew Silberstein	11/15/2012	—	—	—	—	—	—	13,000	—	—	137,150

(1)	Reflects the aggregate grant date fair value for each grant of restricted stock or stock options in the applicable fiscal year, determined in accordance with the Financial Accounting Standards Board ASC Topic 718. The terms include a three-year vesting schedule, with one-third vesting on each of the first three anniversaries of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding the stock options and restricted stock held by the Named Executive Officers as of June 30, 2013.

		Option Awards					Stock Awards
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
David E. Hershberg	09/26/2003	20,000	—	—	3.35	9/25/2013	—	—	—	—
	01/05/2005	12,500	—	—	6.51	1/04/2015	—	—	—	—
	08/25/2010	—	—	—	—	—	11,667	147,474	—	—
	08/09/2011	—	—	—	—	—	24,667	311,791	—	—
	11/15/2012	—	—	—	—	—	50,000	632,000	—	—

Keith A. Hall	09/26/2003	68	—	—	3.35	9/25/2013	—	—	—	—
	01/05/2005	3,000	—	—	6.51	1/04/2015	—	—	—	—
	08/25/2010	—	—	—	—	—	13,334	168,542	—	—
	08/09/2011	—	—	—	—	—	16,667	210,671	—	—
	11/15/2012	—	—	—	—	—	35,000	442,400	—	—

Andrew C. Melfi	08/25/2010	—	—	—	—	—	10,000	126,400	—	—
	08/09/2011	—	—	—	—	—	10,000	126,400	—	—
	11/15/2012	—	—	—	—	—	20,000	252,800	—	—

Thomas C. Coyle	08/25/2010	—	—	—	—	—	3,334	42,142	—	—
	08/09/2011	—	—	—	—	—	3,334	42,142	—	—
	11/17/2011	—	—	—	—	—	3,334	42,142	—	—
	11/15/2012	—	—	—	—	—	10,000	126,400	—	—

Andrew Silberstein	03/02/2009	5,000	—	—	4.80	03/01/2019	—	—	—	—
	08/25/2010	—	—	—	—	—	6,667	84,271	—	—
	08/09/2011	—	—	—	—	—	6,667	84,271	—	—
	11/15/2012	—	—	—	—	—	13,000	164,320	—	—

(1)	The value shown was determined by multiplying the number of shares of restricted stock by the closing price of our Common Stock on June 30, 2013. All shares of restricted stock include a three-year vesting schedule, with one-third vesting on each of the first three anniversaries of the date of grant.

Option Exercises and Stock Vested for Fiscal Year 2013

The table below provides information for the Named Executive Officers with respect to stock options exercised and restricted stock awards vested during fiscal 2013.

	Option Awards		Stock Awards
Named Executive Officer (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise(1) ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting(2) ($) (e)
David E. Hershberg	8,000	64,489	37,334	422,660
Keith A. Hall	910	7,235	31,666	357,976
Andrew C. Melfi	—	—	21,667	244,620
Thomas C. Coyle	—	—	11,665	129,015
Andrew Silberstein	—	—	13,334	151,140

(1)	The amounts in this column reflect the aggregate dollar amount realized upon the exercise of the options, determined by calculating the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(2)	The amounts in this column reflect the aggregate dollar amount realized upon the vesting of stock determined by multiplying the number of shares of stock that vested by the market value of the shares on the vesting date.

Employment Agreements

The Company entered into employment agreements (the “Executive Agreements”) with Messrs. Hershberg (and amended in January 2009 and June 2013) and Melfi in October 2001 (and amended in January 2009), Hall in June 2008 (replaced by a new agreement in July 2009) and Coyle in June 2008 (and amended in January 2009) and Silberstein in June 2011. The Executive Agreements continue from year to year, unless terminated earlier by either party by written notice of termination given to the other party. Each Executive Agreement entitles the relevant Named Executive Officer to all employee benefits generally made available to executive officers.

The Executive Agreements specify duties and minimum compensation commitments. The Executive Agreements also provide for severance benefits in certain circumstances and impose restrictive covenants, which relate to, among other things, confidentiality and competition. The Compensation Committee determined, at the time the Executive Agreements were entered into and, where applicable, amended, that the Executive Agreements and, where applicable, amendments, were appropriate for the relevant Named Executive Officers. The contracts provide varying benefit levels based on the executive’s responsibilities, and the agreements serve as a retention device for executives who meet these requirements. The Company entered into the Executive Agreements to fully recognize the executives’ contributions, to maintain the continuity of the management team in order to assure continuous, harmonious performance of the Company’s affairs and to provide the executives with an incentive to remain with the Company.

As a result of salary increases during the terms of their Employment Agreements, as of June 30, 2013 the Company was required to compensate Messrs. Hershberg, Hall, Melfi, Coyle and Silberstein with annual base salaries of $575,000, $425,000, $370,000, $310,000 and $275,000 respectively, which amounts are reviewed annually by the Board of Directors and subject to increase at the Board of Directors’ discretion. The Named Executive Officers may also receive annual performance-based cash bonuses. Each of Messrs. Hershberg, Melfi, Hall, Coyle and Silberstein were required to devote his full-time efforts to the Company.

Potential Payments Upon Termination or Change in Control

If the Company terminates any of the Executive Agreements, other than for disability or cause, or if any Named Executive Officer terminates his employment with the Company for good reason (“Good Reason”), at June 30, 2013, the Company would have had the following obligations: (i) to continue to pay to each of Messrs. Hershberg, Hall, Melfi, Coyle and Silberstein his then applicable annual base salary for a specified period commencing upon the effective date of the termination (the “Severance Period”); the Severance Period was three years for Messrs. Hershberg, Hall and Melfi, two years for Mr. Coyle and one year for Mr. Silberstein; (ii) during each year of the Severance Period, to pay for continued health benefits up to a maximum of $2,000 per month; (iii) during each year of the Severance Period, to pay the annual automobile allowance, currently $12,000, $9,000, $9,000, $6,000 and $6,000 for Messrs. Hershberg, Hall, Melfi, Coyle and Silberstein, respectively; (iv) during each year of the Severance Period, to pay to the relevant Named Executive Officer the amount of the non-elective deferral employer contribution made under the Company’s 401(k) plan for such Named Executive Officer’s last fiscal year with the Company prior to termination of employment; (v) to pay the cost of converting the group term life insurance coverage to an individual policy and (vi) during each year of the Severance Period, to pay $2,500 for the annual professional service allowance for Mr. Hershberg; provided that, in each case the Named Executive Officer must execute and deliver to the Company a general release as a condition of receiving the benefits and payments above.

Good Reason is defined as a material breach of the Executive Agreement by the Company, which includes a failure to pay salary or bonus, a failure to provide benefits, a requirement to travel significantly more days than in the previous calendar year (with respect to Messrs. Hershberg and Melfi), a material reduction in duties and responsibilities, a change in the reporting relationship or a relocation of the worksite to a location 75 miles or more from its current location.

The table below shows the benefits that would be payable to the Named Executive Officers under the Executive Agreements or otherwise, had each applicable Named Executive Officer been terminated without cause or for Good Reason on June 30, 2013:

Named Executive Officer	Severance Salary(1)	Medical/Dental Continuation(2)	Other Benefits(3)	Vacation Payout	Early Vesting of Stock Options(4)	Vesting of Restricted Stock(5)	Total
David E. Hershberg	$1,725,000	$72,000	$104,207	$45,934	$—	$—	$1,947,140
Keith A. Hall	1,275,000	76,250	40,110	33,951	—	—	1,425,311
Andrew C. Melfi	1,110,000	74,738	45,750	29,557	—	—	1,260,045
Thomas C. Coyle	620,000	48,000	27,230	24,764	—	—	719,994
Andrew Silberstein	275,000	25,417	7,385	1,550	—	—	309,351

(1)	The amounts in this column represent the aggregate base salary to be paid to the Named Executive Officers during the Severance Period.

(2)	The amounts in this column represent the aggregate amounts of medical and dental continuation coverage the Named Executive Officers would receive during the Severance Period, based on the Company’s current rates.

(3)	The amounts in this column represent the aggregate amounts the Named Executive Officers would receive during the Severance Period for (a) the automobile allowance, (b) the non-elective deferral employer contribution made under the Company’s 401(k) plan for the last fiscal year of the Company prior to the termination of employment, (c) the estimated cost to converting the group term life insurance coverage to an individual policy and (d) the annual professional service allowance, which is for Mr. Hershberg only.

(4)	The Executive Agreements do not provide for early vesting of stock options; in any event, all currently outstanding options are fully vested for each Named Executive Officer.

(5)	The Executive Agreements do not provide for early vesting of restricted stock grants.

The benefits available to a Named Executive Officer in the event of a change in control (a “Change in Control”) differ from those available if such Named Executive Officer is terminated without cause or for Good Reason. Change in Control is defined as any person or group becoming the beneficial owner, directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the Company’s then outstanding securities; the Company being part of a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board of Directors in office immediately prior to such transaction or event constitute less than a majority of the Board of Directors thereafter; and during any period of twenty-four consecutive months, individuals who at the beginning of such period constituted the Board of Directors (including, for this purpose, any new director whose election or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board of Directors.

Pursuant to the Globecomm Systems Inc. 1997 Stock Incentive Plan and the 2006 Plan, with respect to options granted prior to its amendment in August 2011, all outstanding stock options and restricted stock held by any executive officer (as well as those held by other employees) will become fully vested upon certain changes in control of the Company.

Pursuant to the 2006 Plan, as amended, in the event that the Company shall be the surviving corporation in any merger or consolidation (except a merger or consolidation as a result of which the holders of shares of common stock receive securities of another corporation), all outstanding stock options and restricted stock on the date of such transaction shall pertain to and apply to the securities which a holder of the number of shares of common stock subject to such stock option or restricted stock would have received in such transaction. In the event of other transactions, the plan administrator shall have the discretion to cancel and make payment for such outstanding awards, allow delayed exercise of such awards or provide for the exchange of such awards.

If the Named Executive Officer does not provide the Company notice of resignation and remains employed by the Company through the first anniversary of a Change in Control, he would be paid a one-time bonus payment equal to 50% of his then-applicable annual base salary (the “Retention Bonus”); provided that the Named Executive Officer must execute and deliver to the Company a general release as a condition of receiving the Retention Bonus.

If, within one year after a Change in Control, a Named Executive Officer gives notice of his resignation for Good Reason due to either a material reduction in the individual’s duties or responsibilities or a change in the individual’s reporting relationship and the Company requests that he continue his employment until a date no later than the first anniversary of the Change in Control, then the Named Executive Officer will receive the severance payments and benefits described above only if he continues his employment until that date.

If the payments to a Named Executive Officer (including the value of accelerated vesting of stock options and restricted stock) in connection with a Change in Control exceed three times the individual’s five-year average compensation from the Company, the portion of the payments that exceeds one times the individual’s average compensation will be subject to a 20% excise tax. The Executive Agreements provide that the severance payments and the Retention Bonus will be reduced to the extent necessary to prevent the imposition of the excise tax, unless the Named Executive Officer would retain a greater net payment by receiving the full amount and paying the excise tax. The amount of compensation that is subject to the excise tax would not be deductible for federal tax purposes by the Company.

The table below shows the benefits that would be payable under the 2006 Plan had there been a Change in Control on June 30, 2013:

Named Executive Officer	Early Vesting of Stock Options(1)	Vesting of Restricted Stock(2)
David E. Hershberg	$—	$1,091,262
Keith A. Hall	—	821,613
Andrew C. Melfi	—	505,600
Thomas C. Coyle	—	252,825
Andrew Silberstein	—	332,862

(1)	All currently outstanding options are fully vested for each Named Executive Officer. The value shown is determined by multiplying the number of stock options on the date of grant by the fair value calculated in accordance with the Financial Accounting Standards Board ASC Topic 718.

(2)	The value shown was determined by multiplying the number of shares of restricted stock by the closing price of our Common Stock on June 30, 2013.

The amounts shown above are those that the Named Executive Officers would have received had there been a Change in Control on June 30, 2013, and the individual remained employed. The table below shows the benefits that would be payable to the Named Executive Officers under the 2006 Plan and the Executive Agreements, as applicable, had there been both a Change in Control and a termination of employment without cause or for Good Reason on June 30, 2013.

Named Executive Officer	Severance Salary(1)	Medical/ Dental Continuation(2)	Other Benefits(3)	Vacation Payout	Early Vesting of Stock Options(4)	Vesting of Restricted Stock(5)	Total(6)
David E. Hershberg	$1,725,000	$72,000	$104,207	$45,934	$—	$1,091,262	$3,038,402
Keith A. Hall	1,275,000	76,250	40,110	33,951	—	821,613	2,246,923
Andrew C. Melfi	1,110,000	74,738	45,750	29,557	—	505,600	1,765,645
Thomas C. Coyle	620,000	48,000	27,230	24,764	—	252,825	972,820
Andrew Silberstein	275,000	25,417	7,385	1,550	—	332,862	642,213

(1)	The amounts in this column represent the current aggregate base salary to be paid to the Named Executive Officers upon termination of employment without cause or for good reason in conjunction with a change in control.

(2)	The amounts in this column represent the aggregate amounts of medical and dental continuation coverage the Named Executive Officers would receive upon termination of employment without cause or for Good Reason in conjunction with a change in control, based on the Company’s current rates.

(3)	The amounts in this column represent the aggregate amounts the Named Executive Officers would receive upon termination of employment without cause or for Good Reason in conjunction with a change in control for (a) the automobile allowance, (b) the non-elective deferral employer contribution made under the Company’s 401(k) plan for the last fiscal year of the Company prior to the termination of employment, (c) the estimated cost to converting the group term life insurance coverage to an individual policy and (d) the annual professional service allowance, which would be for Mr. Hershberg only.

(4)	All currently outstanding options are fully vested for each Named Executive Officer.

(5)	The value shown was determined by multiplying the number of shares of restricted stock by the closing price of our Common Stock on June 30, 2013.

(6)	The amounts listed for Messrs. Hershberg, Hall, Melfi, Coyle and Silberstein do not exceed three times their average compensation, therefore no excise tax would be required pursuant to Section 280G and 4999 of the Internal Revenue Code.

In the event the Company gives notice of election not to extend the initial term or any renewal term of the Executive Agreements with any of Messrs. Hershberg, Hall or Melfi, the executive would be entitled to 3 years of severance payments and benefits.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth certain information, as of September 9, 2013, with respect to the beneficial ownership of shares of the Company’s Common Stock of (i) all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, (ii) each director, nominee for director and the Company’s Named Executive Officers (the latter referring to the Company’s Chief Executive Officer, Chief Financial Officer, the next three most highly paid executive officers during the fiscal year ended June 30, 2013) and (iii) all current directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares of Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Shares Outstanding
Wellington Management Company, LLP(3)
280 Congress Street
Boston, MA 10022	2,492,646	10.44%
Smithwood Advisors, LP(4)
1999 Avenue of the Stars, Suite 2040
Los Angeles, CA 90067	1,500,000	6.28%
BlackRock, Inc.(5)
40 East 52nd Street
New York, NY 10022	1,493,939	6.26%
Lynn E. Gorguze(6)
1200 Prospect Street, Suite 325
LaJolla, CA 92037	1,454,436	6.09%
Dimensional Fund Advisors LP(7)
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746	1,431,239	6.00%
NSB Advisors LLC(8)
200 Westage Business Center Drive, Suite 228
Fishkill, NY 12524	1,384,712	5.80%
Discovery Group I, LLC(9)
191 North Wacker Drive, Suite 1685
Chicago, IL 60606	1,379,607	5.78%

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Shares Outstanding
David E. Hershberg	188,636	(10)	*
Keith A. Hall	109,109	(11)	*
Andrew C. Melfi	79,768		*
Thomas C. Coyle	40,620		*
Andrew Silberstein	30,107	(12)	*
A. Robert.Towbin	59,790	(13)	*
C. J. Waylan	48,200	(14)	*
Harry L. Hutcherson, Jr	43,200	(14)	*
Brian T. Maloney	45,245	(15)	*
Jack A. Shaw	33,200	(16)	*
Richard E. Caruso	12,200	(17)	*
All current directors and executive officers as a group (11 persons)	690,075	(18)	2.86%

*	Represents less than 1%.

(1)	Except as otherwise indicated, (i) the stockholders named in the table have sole voting and investment power with respect to all shares beneficially owned by them and (ii) the address of all stockholders listed in the table is c/o Globecomm Systems Inc., 45 Oser Avenue, Hauppauge, New York 11788.

(2)	The number of shares of Common Stock outstanding as of September 9, 2013 was 23,869,506. Except as otherwise indicated, amounts shown for each stockholder include (i) all restricted and unrestricted shares of Common Stock owned by each stockholder and (ii) shares of Common Stock underlying options exercisable within 60 days of September 9, 2013.

(3)	Other than the information relating to its percentage ownership of our Common Stock, based solely on information contained in a Schedule 13F filed with the SEC on August 7, 2013 by Wellington Management Company, LLP, or “Wellington.” In the Wellington Schedule 13F, Wellington reported shared voting power of 1,678,881 shares and shared dispositive power of 2,492,646 shares. In total, Wellington clients own more than 10% of the Company’s stock. However, no individual client, and no group of clients that have the authority to act as a voting bloc, own or control 10% or more of the Company’s stock in their Wellington managed accounts.

(4)	Other than the information relating to its percentage ownership of our Common Stock, based solely on information contained in a Schedule 13D filed with the SEC on January 3, 2013, by Smithwood Advisors LP, or “Smithwood.” In the Smithwood Schedule 13D, Smithwood reported shared voting power and shared dispositive power over 1,500,000 shares.

(5)	Other than the information relating to its percentage ownership of our Common Stock, based solely on information contained in a Schedule 13G/A filed with the SEC on February 6, 2013 by BlackRock, Inc., or “BlackRock.” In the BlackRock Schedule 13G/A, BlackRock reported sole voting power and sole dispositive power of 1,493,939 shares.

(6)	Other than the information relating to its percentage ownership of our Common Stock, based solely on information contained in a Schedule 13G filed with the SEC on February 14, 2013, by Lynn E. Gorguze. In the Lynn E. Gorguze Schedule 13G, Lynn E. Gorguze reported sole voting and dispositive power over 717,803 shares, and shared voting and dispositive power over 736,633 shares.

(7)

Other than the information relating to its percentage ownership of our Common Stock, based solely on information contained in a Schedule 13G/A filed with the SEC on February 11, 2013, by Dimensional Fund Advisors LP, or “Dimensional.” In the Dimensional Schedule 13G/A, Dimensional reported sole voting power over 1,393,439 shares and sole dispositive power over 1,431,239 shares. As stated in the Dimensional Schedule 13G/A, Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional nor its subsidiaries (collectively, the “Dimensional Entities”) possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in the Dimensional Schedule 13G/A are owned by the Funds. The Dimensional Entities disclaimed beneficial ownership of such securities in the Dimensional Schedule 13G/A.

(8)	Other than the information relating to its percentage ownership of our Common Stock, based solely on information contained in a Schedule 13G/A filed with the SEC on February 13, 2013 by NSB Advisors LLC, or “NSB.” In the NSB Schedule 13G/A, NSB reported sole dispositive power of 1,384,712 shares. Based on information that NSB has provided to the Company, NSB is a money manager that invests for a broad range of clients. NSB maintains no ownership interest in the securities held by its clients and unless a client delegates proxy-voting authority to the firm, clients retain their right to vote shares.

(9)	Other than the information relating to its percentage ownership of our Common Stock, based solely on information contained in a Schedule 13D filed with the SEC on December 31, 2012 by Discovery Group I, LLC or “Discovery”. In the Discovery Schedule 13D, Discovery reported shared voting power and shared dispositive power of 1,379,607 shares. Discovery indicated that the purchase of the shares was through two private investment partnerships, over which Discovery exercises discretionary investment management authority. Daniel J. Donaghue and Michael R. Murphy are disclosed as managing members of Discovery.

(10)	Includes 32,500 shares of Common Stock issuable upon the exercise of stock options.

(11)	Includes 3,068 shares of Common Stock issuable upon the exercise of stock options.

(12)	Includes 5,000 shares of Common Stock issuable upon the exercise of stock options.

(13)	Includes 35,000 shares of Common Stock issuable upon the exercise of stock options.

(14)	Includes 35,000 shares of Common Stock issuable upon the exercise of stock options.

(15)	Includes 37,045 shares of Common Stock issuable upon the exercise of stock options.

(16)	Includes 25,000 shares of Common Stock issuable upon the exercise of stock options.

(17)	Includes 5,000 shares of Common Stock issuable upon the exercise of stock options.

(18)	See Notes (10) through (17) above.

The table below sets forth securities we have authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information as of June 30, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	362,416	$7.65	1,340,921
Equity compensation plan not approved by security holders(1)	22,000	6.82	—

Total	384,416	$7.60	1,340,921

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Approval of Related Party Transactions

The Company has established a policy and procedures for approval of Company transactions with related parties (the “Policy”). The Audit Committee is charged with administering the Policy. The Policy broadly defines “related parties” and “related party transactions” and encompasses those parties and transactions which would require disclosure under SEC rules.

All employees, officers and directors of the Company are required to report any proposed transaction that might be subject to the Policy to the Company’s Chief Financial Officer and to the Chairman of the Audit Committee. Transactions that should have been brought to the Audit Committee and are discovered after they have been implemented must be submitted for ratification. In assessing a related party transaction, the Audit Committee will consider such factors as it deems appropriate, including, without limitation: (i) the business reasons for the Company to enter into the related party transaction; (ii) the commercial reasonableness of the terms of the related party transaction; (iii) the materiality of the related party transaction to the Company; (iv) whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party; (v) the extent of the related party’s interest in the related party transaction; (vi) if applicable, the impact of the related party transaction on a non-employee director’s independence and (vii) the actual or apparent conflict of interest of the related party participating in the related party transaction.

The Audit Committee is authorized to condition approval of a related party transaction and may not approve the transaction unless it has determined that, upon consideration of all relevant information, the proposed transaction is in, or not inconsistent with, the best interests of the Company and its shareholders. No transactions subject to the Policy were brought to the attention of the Audit Committee for approval or ratification during fiscal 2013.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company for audit, audit-related and non-audit services provided by Ernst & Young LLP to the Company for the fiscal years ended June 30, 2013 and June 30, 2012:

Fee Category	Fiscal 2013	Fiscal 2012
Audit Fees	$638,000	$564,000
Audit-Related Fees	28,000	—
Tax Fees	156,000	263,000
All Other Fees	—	—

Total Fees	$822,000	$827,000

Audit Fees:    Consists of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and the effectiveness of internal controls over financial reporting and review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Fiscal 2012, includes the audit of an employee benefit plan.

Audit-Related Fees:    Consists of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees”.

Tax Fees:    Consists of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. During fiscal 2013 and 2012 the Company received assistance regarding its international tax planning and research and development tax credits.

All Other Fees:    Consists of the aggregate fees billed for products and services other than the services reported above. There were no such fees in the years presented.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Ernst & Young LLP. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for audit services a year in advance, and any pre-approval for permissible non-audit services is detailed as to the particular service or category of services. Ernst & Young LLP and the Company’s management are required to periodically report to the Audit Committee the fees for the services performed by Ernst & Young LLP and the extent of services provided by Ernst & Young LLP in accordance with this pre-approval.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation from the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)    Index of Exhibits

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of August 25, 2013, among Globecomm Systems Inc., Wasserstein Cosmos Co-Invest, L.P. and Cosmos Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated August 29, 2013).

3.1	Amended and Restated Certificate of Incorporation dated August 5, 1997, as amended February 9, 2005 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).

10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.2	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).

10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).

10.4	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.5	Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.6	Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.7	Amendment to Employment Agreement, dated as of January 21, 2009, by and between David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 21, 2009).

10.8	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.9	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).

10.10	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).

Exhibit No.

10.11	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).

10.12	Employment Agreement, dated as of June 23, 2011, by and between Andrew Silberstein and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated June 23, 2011).

10.13	Credit Agreement, dated July 18, 2011 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 18, 2011).

10.14	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s proxy statement filed October 15, 2012).

10.15	Amendment 2 to Employment Agreement, dated as of September 10, 2013, by and between, David E. Hershberg and the Registrant (filed herewith).

10.16	Equity Commitment Letter, dated as of August 25, 2013, between Wasserstein Partners III, LP and Wasserstein Cosmos Co-Invest, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated August 29, 2013).

10.17	Guaranty, dated as of August 25, 2013, by Wasserstein Partners III, LP, in favor of Globecomm Systems Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated August 29, 2013).

14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

GLOBECOMM SYSTEMS INC.

Date: September 13, 2013	By:	/s/ DAVID E. HERSHBERG
David E. Hershberg,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. HERSHBERG David E. Hershberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	9/13/13

/s/ ANDREW C. MELFI Andrew C. Melfi	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	9/13/13

/s/ KEITH A. HALL Keith A. Hall	President and Chief Operating Officer and Director	9/13/13

/s/ RICHARD E. CARUSO Richard E. Caruso	Director	9/13/13

/s/ HARRY L. HUTCHERSON Jr. Harry L. Hutcherson Jr.	Director	9/13/13

/s/ BRIAN T. MALONEY Brian T. Maloney	Director	9/13/13

/s/ JACK A. SHAW Jack A. Shaw	Director	9/13/13

/s/ A. ROBERT TOWBIN A. Robert Towbin	Director	9/13/13

/s/ C.J. WAYLAN C.J. Waylan	Director	9/13/13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Globecomm Systems Inc.

We have audited the accompanying consolidated balance sheets of Globecomm Systems Inc. (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globecomm Systems Inc. at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 13, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

September 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Globecomm Systems Inc.

We have audited Globecomm Systems Inc.’s internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Globecomm Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Globecomm Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013; based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Globecomm Systems Inc. as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013 and our report dated September 13, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

September 13, 2013

GLOBECOMM SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$87,286	$72,196
Accounts receivable, net	58,426	59,224
Inventories	17,076	30,664
Prepaid expenses and other current assets	4,056	4,101
Deferred income taxes	4,309	7,041

Total current assets	171,153	173,226
Fixed assets, net	50,367	47,712
Goodwill	68,818	68,463
Intangibles, net	16,576	19,331
Other assets	1,327	1,335

Total assets	$308,241	$310,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,943	$34,017
Deferred revenues	4,269	4,626
Accrued payroll and related fringe benefits	3,264	6,728
Other accrued expenses	7,243	11,918
Current portion of long term debt	6,100	6,100

Total current liabilities	42,819	63,389
Other liabilities	111	230
Long term debt	8,475	14,575
Deferred income taxes	12,383	12,485
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, shares issued and outstanding: none in 2013 and 2012	—	—
Common stock, $.001 par value, shares authorized: 50,000,000 at June 30, 2013 and 2012; shares issued: 24,182,935 at June 30, 2013 and 23,510,377 at June 30, 2012	24	24
Additional paid-in capital	214,735	205,162
Retained earnings	33,444	18,205
Treasury stock, at cost, 465,351 shares in 2013 and 2012	(2,781)	(2,781)
Accumulated other comprehensive loss	(969)	(1,222)

Total stockholders’ equity	244,453	219,388

Total liabilities and stockholders’ equity	$308,241	$310,067

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2013	2012	2011
Revenues from services	$199,069	$220,921	$188,700
Revenues from infrastructure solutions	120,545	160,980	85,491

Total revenues	319,614	381,901	274,191

Costs and operating expenses:
Costs from services	132,573	152,302	131,329
Costs from infrastructure solutions	110,517	142,831	70,423
Selling and marketing	17,870	19,576	18,015
Research and development	4,308	6,251	4,304
General and administrative	31,787	34,432	30,038
Earn-out fair value adjustments	—	(11,874)	4,824

Total costs and operating expenses	297,055	343,518	258,933

Income from operations	22,559	38,383	15,258
Other income (expense):
Interest income	331	246	186
Interest expense	(394)	(574)	(410)

Income before income taxes	22,496	38,055	15,034
Provision for income taxes	7,257	9,492	6,046

Net income	$15,239	$28,563	$8,988

Basic net income per common share	$0.67	$1.29	$0.42

Diluted net income per common share	$0.66	$1.26	$0.41

Weighted-average shares used in the calculation of basic net income per common share	22,690	22,078	21,332

Weighted-average shares used in the calculation of diluted net income per common share	23,096	22,711	22,026

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended June 30,
	2013	2012	2011
Net income	$15,239	$28,563	$8,988
Other comprehensive income, net of tax:
Foreign currency translation	$253	$(1,440)	$411

Comprehensive income	$15,492	$27,123	$9,399

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2013, 2012 AND 2011

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2010	22,051	$22	$189,401	$(19,346)	$(193)	465	$(2,781)	$167,103
Proceeds from exercise of stock options	325	—	1,991	—	—	—	—	1,991
Stock compensation expense	—	—	3,679	—	—	—	—	3,679
Grant of restricted shares	439	1	—	—	—	—	—	1
Tax benefit from stock compensation plan	—	—	45	—	—	—	—	45
Grant of shares for Telaurus earn-out	113	—	896	—	—	—	—	896
Grant of warrants for Telaurus earn-out	—	—	676	—	—	—	—	676
Net income	—	—	—	8,988	—	—	—	8,988
Foreign currency translation	—	—	—	—	411	—	—	411

Balance at June 30, 2011	22,928	23	196,688	(10,358)	218	465	(2,781)	183,790
Proceeds from exercise of stock options	228	1	1,310	—	—	—	—	1,311
Proceeds from exercise of warrants	12	—	120	—	—	—	—	120
Stock compensation expense	—	—	3,476	—	—	—	—	3,476
Grant of restricted shares	342	—	—	—	—	—	—	—
Tax benefit from stock compensation plan	—	—	3,568	—	—	—	—	3,568
Net income	—	—	—	28,563	—	—	—	28,563
Foreign currency translation	—	—	—	—	(1,440)	—	—	(1,440)

Balance at June 30, 2012	23,510	24	205,162	18,205	(1,222)	465	(2,781)	219,388
Proceeds from exercise of stock options	140	—	610	—	—	—	—	610
Proceeds from exercise of warrants	126	—	1,256	—	—	—	—	1,256
Stock compensation expense	—	—	3,867	—	—	—	—	3,867
Grant of restricted shares	407	—	—	—	—	—	—	—
Tax benefit from stock compensation plan	—	—	3,840	—	—	—	—	3,840
Net income	—	—	—	15,239	—	—	—	15,239
Foreign currency translation	—	—	—	—	253	—	—	253

Balance at June 30, 2013	24,183	$24	$214,735	$33,444	$(969)	465	$(2,781)	$244,453

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2013	2012	2011
Operating Activities:
Net income	$15,239	$28,563	$8,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,087	12,614	9,703
Provision for doubtful accounts	(191)	734	949
Deferred income taxes	3,070	5,178	5,226
Stock compensation expense	3,867	3,476	3,679
Tax benefit from stock compensation plan	3,840	3,568	45
Earn-out fair value adjustments	—	(11,874)	4,824
Changes in operating assets and liabilities (net of impact of acquisitions):
Accounts receivable	661	(2,821)	(8,618)
Inventories	13,479	11,549	(463)
Prepaid expenses and other current assets	77	1,382	(2,242)
Other assets	22	840	86
Accounts payable	(12,274)	4,421	(6,114)
Deferred revenues	(390)	(8,877)	1,091
Accrued payroll and related fringe benefits	(3,468)	333	(12)
Other accrued expenses	(5)	(1,079)	112
Other liabilities	(119)	194	(748)

Net cash provided by operating activities	35,895	48,201	16,506

Investing Activities:
Purchases of fixed assets	(11,767)	(14,844)	(9,363)
Acquisition of businesses, net of cash received	—	—	(19,070)
Cash payment for earn-outs	(4,700)	(4,500)	(5,086)
Restricted cash	—	—	5,025

Net cash used in investing activities	(16,467)	(19,344)	(28,494)

Financing Activities:
Proceeds from exercise of stock options	610	1,311	1,991
Proceeds from exercise of warrants	1,256	120	—
Borrowings under acquisition loans	—	—	18,000
Repayments of debt	(6,100)	(6,100)	(3,100)

Net cash (used in) provided by financing activities	(4,234)	(4,669)	16,891

Effect of foreign currency translation on cash	(104)	44	198

Net increase in cash and cash equivalents	15,090	24,232	5,101
Cash and cash equivalents at beginning of year	72,196	47,964	42,863

Cash and cash equivalents at end of year	$87,286	$72,196	$47,964

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$403	$601	$364
Cash paid for income taxes	1,254	920	630

See accompanying notes.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Revenues from services consist of the managed networks, application services, professional services and lifecycle support service lines. Service revenues are recognized ratably over the period in which services are provided. Payments received in advance of services are deferred until the period such services are provided and are presented as deferred revenues in the accompanying consolidated balance sheets.

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

Stock-Based Compensation

The measurement of stock-based compensation expense is based on the fair value of the award at the date of the grant. Stock-based compensation expense is recognized over the vesting period.

The fair value of options granted under the Company’s 1997 and 2006 Plans was estimated at date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended June 30, 2011: weighted average risk-free interest rate of 1.4%, weighted average volatility factor of the expected market price of the Company’s common stock of .57, no dividend yield and a weighted-average expected life of the options of four years. There were no options granted in the years ended June 30, 2013 and 2012.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and forfeiture rates.

Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill is tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the year ended June 30, 2013 that would indicate that goodwill was impaired.

Long-Lived Assets

For other than goodwill, when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Significant Accounting Policies (continued)

undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment was noted on the long-lived assets at June 30, 2013 and 2012.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At June 30, 2013, the Company had a liability for unrecognized tax benefits of approximately $1,621,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of June 30, 2013, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the fiscal 2010 through 2013 years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.

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

Foreign Exchange Contracts

In January 2010, the Company entered into foreign currency forward exchange contracts to purchase approximately 2.3 million Euros (approximately $3.3 million) to cover specific purchase commitments for an infrastructure program. In January 2011, the Company purchased approximately 1.2 million Euros under these forward exchange contracts. As the contracts did not qualify for hedge accounting, the Company recorded approximately $515,000 of gain in general and administrative expense in the year ended June 30, 2011, to adjust these contracts to market value.

Comprehensive Income

Comprehensive income for the years ended June 30, 2013, 2012 and 2011 of approximately $15,492,000, $27,123,000 and $9,399,000 includes a foreign currency translation gain of approximately $253,000, a loss of approximately $1,440,000 and a gain of approximately $411,000, respectively.

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

As part of the acquisition, the former ComSource shareholders were also entitled to receive additional cash payments of up to $8.9 million and $12.1 million, for the 12 months ending March 31, 2012 and 2013, respectively, subject to an earn-out based upon the acquired business achieving certain earnings milestones in those 12 month periods. In July 2012, $4.7 million was paid to the former shareholders of ComSource for the earn-out period ending March 31, 2012. No earn-out payment was achieved for the earn-out period ending March 31, 2013.

ComSource employs 44 staff and provides independent testing and evaluation of a variety of telecommunications equipment and related recurring long term application support, including new feature sets. Client testing includes basic performance, data assurance, reliability and system security. The acquisition of ComSource provided the Company with further entry into the growing wireless market.

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

In April 2011, the former owners of C2C and Evocomm received $4.5 million based on the results of the first twelve month earn-out period, which reduced the future potential earn-out payments to a maximum of $5.5 million. In June 2011, the Company and the former owners of C2C and Evocomm reached a settlement agreement on the second earn-out period resulting in a $4.5 million liability for the final earn-out as of June 30, 2011. In July 2011 the $4.5 million was paid to the former shareholders. Adjustments to the fair value of this earn-out resulted in a charge to earnings of approximately $4.4 million in the year ended June 30, 2011.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Acquisitions (continued)

Telaurus

On May 29, 2009, the Company, acting through its wholly owned subsidiary Telaurus LLC, acquired the entire business operations of Telaurus Communications LLC (the “Telaurus Seller”), a privately owned company, including all of the issued stock of the Telaurus Seller’s wholly-owned subsidiary Telaurus Communications Pte. Ltd., a company incorporated in Singapore.

Pursuant to the terms of the acquisition agreement with the Telaurus Seller, the Company acquired the entire business operations of the Telaurus Seller for a cash purchase price of $6.1 million (funded through the Company’s existing cash position). The Telaurus Seller also was entitled to receive up to 335,000 shares of the Company’s common stock and up to 1,000,000 warrants to purchase shares of the Company’s common stock, subject to an earn-out based upon the acquired business achieving certain earnings milestones within twelve months following the closing. Based on results of the earn-out period, which expired on May 31, 2010, the former owners of Telaurus received approximately 104,000 common shares, and approximately $353,000 in cash on January 22, 2010, and 113,000 common shares, approximately $586,000 in cash and 244,910 warrants to purchase common stock at an exercise price of $10.00 on July 28, 2010. The warrants expire on July 28, 2013. In the years end June 30, 2013 and 2012, 125,597 and 12,040 warrants, respectively, were exercised resulting in a remaining balance of 107,273 at June 30, 2013.

4.	Accounts Receivable

Accounts receivable may include amounts billed but not paid by customers pursuant to retainage provisions in connection with infrastructure solutions contracts. At June 30, 2013 and 2012 there was approximately $1,002,000 and $0, respectively, included in accounts receivable billed but not paid by customers under retainage provisions in connection with long-term contracts. These amounts are expected to be collected within one year.

5.	Inventories

Inventories consist of the following:

	June 30, 2013	June 30, 2012
	(In thousands)
Raw materials and component parts	$2,239	$1,998
Work-in-progress	16,134	30,717

	18,373	32,715
Less progress payments	1,297	2,051

	$17,076	$30,664

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Fixed Assets

Fixed assets consist of the following:

	June 30, 2013	June 30, 2012	Depreciable life
	(In thousands)
Land	$2,116	$2,116	—
Building and improvements	15,403	15,144	10-25 years
Computer equipment and software	11,791	9,858	3-5 years
Machinery and equipment	7,756	7,534	3-5 years
Network operations center	37,548	33,048	3-10 years
Satellite earth station equipment	29,641	26,816	10 years
Tempo equipment and software	6,058	—	4 years
Furniture and fixtures	2,493	2,416	5 years
Leasehold improvements	2,332	2,305	Shorter of lease term or estimated life
Construction in progress	306	3,519

	115,444	102,756
Less accumulated depreciation and amortization	65,077	55,044

	$50,367	$47,712

Depreciation expense of approximately $9,180,000, $8,970,000 and $7,118,000 was included in the statement of operations in the years ended June 30, 2013, 2012 and 2011, respectively.

7.	Goodwill and Intangibles

The Company performs the goodwill impairment test annually in the fourth quarter. No impairment was noted on the goodwill and intangible assets at June 30, 2013 and 2012. The carrying value of goodwill, which relates to the services reporting unit was as follows (in thousands):

Balance at June 30, 2011	$70,171
Finalization of ComSource working capital and other adjustments	(1,708)

Balance at June 30, 2012	68,463
Foreign currency adjustments	355

Balance at June 30, 2013	$68,818

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Goodwill and Intangibles (continued)

Intangibles subject to amortization consist of the following:

	June 30, 2013	June 30, 2012	Est. useful life
	(In thousands)
Customer relationships	24,798	$24,617	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,442	2,406	6 months – 2 years
Covenant not to compete	126	125	3-4 years
Trademarks	382	381	5 years

	29,035	28,816
Less accumulated amortization	12,459	9,485

Intangibles, net	$16,576	$19,331

Amortization expense of approximately $2,907,000, $3,644,000 and $2,585,000 was included in general and administrative expenses in the years ended June 30, 2013, 2012 and 2011, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows (in thousands):

2014	$2,871
2015	2,578
2016	2,228
2017	2,183
2018	1,878

8.	Long Term Debt

As of June 30, 2013 debt consisted of the following (in thousands):

C2C Acquisition Loan	$4,375
ComSource Acquisition Loan	10,200

Total debt	14,575
Less current portion	6,100

Long term debt	$8,475

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the Company’s credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of June 30, 2013 was approximately 2.2%. At June 30, 2013, $4,375,000 was outstanding of which $2,500,000 was due within one year. The Company is required to comply with various ongoing financial covenants described below, with which the Company was in compliance as of June 30, 2013.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	Long Term Debt (continued)

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of June 30, 2013 was approximately 2.2%. At June 30, 2013, $10,200,000 was outstanding of which $3,600,000 was due within one year. The Company is required to comply with various ongoing financial covenants described below, with which the Company was in compliance as of June 30, 2013.

Line of Credit

On July 18, 2011, the Company entered into a secured credit facility with Citibank which expires October 31, 2014. The credit facility is comprised of a $72.5 million line of credit (the “2011 Line”) which includes the following sublimits: (a) $30 million available for standby letters of credit; (b) $10 million available for commercial letters of credit; (c) a line for term loans, each having a term of no more than five years, in the aggregate amount of up to $50 million that can be used for acquisitions; and (d) $15 million available for revolving credit borrowings. The Company is required to pay a commitment fee on the average daily unused portion of the total commitment based on the Company’s consolidated leverage ratio (currently 25 basis points per annum) payable quarterly in arrears.

At the discretion of the Company, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At June 30, 2013, the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at June 30, 2013. As of June 30, 2013, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan described above there were standby letters of credit of approximately $8.1 million, which were applied against and reduced the amounts available under the credit facility.

Future minimum payments under these agreements, excluding interest, through maturity are expected to be as follows (in thousands):

2014	$6,100
2015	5,475
2016	3,000

9.	Stock Incentive and Stock Purchase Plans

On November 22, 2006, the Company’s Board of Directors authorized, and the stockholders subsequently approved, the 2006 Stock Incentive Plan (“2006 Plan”), which provides for grants of stock options or restricted stock awards to employees, directors and consultants of the Company for an aggregate of 850,000 shares of the Company’s common stock. In November 2009, the Company’s stockholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance under the 2006 Plan increased by 1,500,000. In November 2012, the Company’s stockholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance under the 2006 Plan increased by 1,500,000. At June 30, 2013 there were 1,340,921 shares available for grant under the 2006 Plan.

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

The following table summarizes the Company’s stock option activity (in thousands, except per share amounts):

	Years Ended June 30,
	2013		2012		2011
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Balance, beginning of year	539	$6.86	772	$6.53	1,125	$6.53
Grants	—	—	—	—	65	10.18
Exercised	(140)	4.34	(228)	5.73	(325)	6.13
Canceled	(12)	11.03	(5)	6.15	(93)	10.46
Forfeited	(3)	12.97	—	—	—	—

Balance, end of year	384	7.60	539	6.86	772	6.53

Exercisable, end of year	368	$7.44	500	$6.61	706	$6.23

Weighted-average fair value options granted during the year						$4.56

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Stock Incentive and Stock Purchase Plans (continued)

The following table summarizes information about stock options outstanding at June 30, 2013 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.47 — $3.35	60	0.3	$3.29	60	$3.29
$4.29 — $6.48	78	3.1	5.63	78	5.63
$6.51 — $10.70	174	4.4	7.64	168	7.62
$10.99 — $14.48	72	5.2	13.27	62	13.31

	384	3.6	$7.60	368	$7.44

Restricted shares and restricted stock units granted under the 2006 Plan totaled 428,000, 342,000, and 426,000 shares in the years ended June 30, 2013, 2012 and 2011, respectively. The weighted average grant date fair value of restricted shares and restricted stock units granted during the years ended June 30, 2013, 2012 and 2011 was $11.01, $12.97 and $7.06. As of June 30, 2013 there was approximately $5,399,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2013 there was approximately $66,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 1.7 years.

The Company has reserved approximately 1,270,686 shares of its common stock for issuance upon exercise of all available and outstanding options, warrants, and unvested restricted shares and restricted share units at June 30, 2013.

10.	Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the years ended June 30, 2013, 2012 and 2011, excludes the effect of approximately 327,000, 93,000, and 109,000 stock options, warrants and unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

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

There were no transfers in or out of Level 1 and 2 in the year ended June 30, 2013.

At June 30, 2013, the book value of the Company’s $14,575,000 of debt approximates fair value based upon its variable interest rate.

The fair value of the earn-out accruals is determined using an analysis of projected results as compared to targets in the related acquisition agreement. This analysis was performed using an income approach valuation method based on unobservable inputs including revenues, gross profit and discount rate, along with the underlying entity’s history and outlook and are classified within Level 3 of the valuation hierarchy. The following table sets forth the changes in fair value measurements attributable to the earn-out accruals during the year ended June 30, 2013 (in thousands):

Balance at June 30, 2012	$4,700
Payment of earn-out	(4,700)

Balance at June 30, 2013	$—

The earn-out period has concluded as of March 31, 2013 and there was no liability accrued as of June 30, 2013.

12.	Retirement Plan

The Company maintains a 401(k) plan, which covers substantially all employees of the Company. Participants may elect to contribute from 1% to 75% of their pre-tax compensation, subject to elective deferral limitations under Section 403 of the Internal Revenue Code. The plan allows for a matching contribution equal to the discretionary percentage of a participating employee not to exceed 4% of their compensation by the Company. Effective January 1, 2011 and 2012 the Company changed the matching contribution to a maximum of 4% of their compensation not to exceed $5,500 and $7,500, respectively, per employee per calendar year. ComSource maintains a separate 401(k) plan. Effective January 1, 2013, there is no matching contribution. The Company recorded expense for the Company contributions of approximately $820,000, $1,597,000, and $944,000 to the 401(k) plans during the years ended June 30, 2013, 2012 and 2011, respectively.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Income Taxes

The components of income before taxes are as follows:

	Years Ended June 30,
	2013	2012	2011
	(in thousands)
United States	$21,988	$37,252	$13,602
Foreign	508	803	1,432

Total	$22,496	$38,055	$15,034

During fiscal 2013, 2012 and 2011, the Company recorded a tax provision of approximately $7,257,000 $9,492,000, and $6,046,000 respectively. Information pertaining to the Company’s provision for income taxes is as follows:

	Years Ended June 30,
	2013	2012	2011
	(in thousands)
Current:
Federal	$3,585	$3,589	$274
State	482	735	270
Foreign	120	(10)	276

	4,187	4,314	820
Deferred:
Federal	3,295	5,082	5,418
State	(138)	82	95
Foreign	(87)	14	(287)

	3,070	5,178	5,226

Total provision for income taxes	$7,257	$9,492	$6,046

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

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Income Taxes (continued)

Significant components of the Company’s net deferred tax liabilities are as follows:

	June 30, 2013	June 30, 2012
	(In thousands)
Deferred tax assets:
Domestic net operating loss carryforwards	$63	$2,364
Foreign net operating loss carryforwards	192	158
Accruals and reserves	3,149	3,290
Write-down of investments	388	389
AMT tax credit	1,768	1,310
Research and development credit	960	3,313
Projects in progress	(99)	390

	6,421	11,214
Valuation allowance	(580)	(2,850)

	5,841	8,364
Deferred tax liabilities:
Depreciation	(8,312)	(7,888)
Intangible assets	(5,603)	(5,920)

Net deferred tax liabilities	$(8,074)	$(5,444)

For the year ended June 30, 2013, the Company’s deferred tax asset valuation allowance decreased by approximately $2,270,000 primarily related to excess stock based compensation deduction, as such amounts have reduced current taxes payable.

As of June 30, 2013, the deferred tax asset valuation allowance of approximately $580,000 relates to the following: write-down of investments of approximately $388,000; and foreign net operating losses for which no benefit has been provided of approximately $192,000.

As of June 30, 2013, the Company had no federal net operating loss carryforwards. The Company had various tax credits of approximately $6,887,000 including approximately $5,119,000 for research and development tax credits expiring at various dates beginning in 2025 through 2032 and approximately $1,768,000 for alternative minimum tax credits which may be carried forward indefinitely. The Company’s state NOLs expire at various dates beginning in 2022.

Federal income and foreign withholding taxes have not been provided on approximately $2,902,000 of undistributed earnings of international subsidiaries at June 30, 2013. The Company intends to reinvest the earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision. The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation. Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings. The Company has foreign net operating loss carryforwards of $685,000 which do not expire.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	Income Taxes (continued)

The reconciliation of tax provision computed at the U.S. federal statutory tax rates to the effective income tax rates on pre-tax income are as follows:

	Years Ended June 30,
	2013	2012	2011
U.S. Federal statutory rate	35%	35%	35%
Research and development credit	(1)	—	(6)
State and local taxes	1	2	2
Earn-out fair value adjustments	—	(11)	11
Foreign taxes	—	—	(4)
Extraterritorial income exclusion	(2)	—	—
Other	(1)	(1)	2

	32%	25%	40%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows:

	Years Ended
	June 30, 2013	June 30, 2012
Balance at beginning of year	$1,475	$1,420
Additions based on tax positions taken	146	55

Balance at end of year	$1,621	$1,475

At June 30, 2013, the Company had a liability for unrecognized tax benefits of approximately $1,621,000 which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of June 30, 2013, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company has identified the following jurisdictions as major jurisdictions: U.S. Federal, Maryland, New York and Virginia. The Company’s U.S. Federal and state jurisdictions remain open for the fiscal years ended 2010 through 2013.

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

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	Segment Information (continued)

The following is the Company’s business segment information for the years ended June 30, 2013, 2012 and 2011 and as of June 30, 2013 and 2012:

	Years Ended June 30,
	2013	2012	2011
	(In thousands)
Revenues:
Services	$200,380	$228,349	$191,147
Infrastructure solutions	121,266	162,113	85,649
Intercompany eliminations	(2,032)	(8,561)	(2,605)

Total revenues	$319,614	$381,901	$274,191

Income (loss) from operations:
Services	$31,820	$42,796	$21,896
Infrastructure solutions	(9,283)	(4,385)	(6,640)
Interest income	331	246	186
Interest expense	(394)	(574)	(410)
Intercompany eliminations	22	(28)	2

Income before income taxes	$22,496	$38,055	$15,034

Depreciation and amortization:
Services	$10,535	$10,908	$7,976
Infrastructure solutions	1,552	1,706	1,750
Intercompany eliminations	—	—	(23)

Total depreciation and amortization	$12,087	$12,614	$9,703

	Years Ended June 30,
	2013	2012	2011
	(In thousands)
Expenditures for fixed assets:
Services	$10,034	$12,033	$7,971
Infrastructure solutions	1,733	2,811	1,392

Total expenditures for fixed assets	$11,767	$14,844	$9,363

	June 30, 2013	June 30, 2012
	(in thousands)
Assets:
Services	$303,726	$254,115
Infrastructure solutions	262,031	252,630
Intercompany eliminations	(257,516)	(196,678)

Total assets	$308,241	$310,067

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	Segment Information (continued)

At June 30, 2013, the Company had total foreign assets of approximately $14,530,000 including cash and cash equivalents of approximately $3,705,000 and long lived assets of approximately $3,588,000 located in the Netherlands, South Africa, British Virgin Islands, Afghanistan and Gibraltar, associated with its wholly-owned subsidiaries, Mach 6, C2C, Evocomm, Globecomm SA and Melat.

15.	Significant Customers and Concentrations of Credit Risk

The Company provides services and provides infrastructure solutions for customers in diversified geographic locations. Credit risk with respect to accounts receivable is concentrated due to the limited number of customers. The timing of cash realization is determined based upon the contract or service agreements with the customers. The Company performs ongoing credit evaluations of its customers’ financial condition and in some cases requires a letter of credit or cash in advance for foreign customers. The Company evaluates the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their credit worthiness. The Company’s estimate of its allowance for doubtful accounts is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, or as a result of changes in the overall aging of accounts receivable. Allowances related to accounts receivable at June 30, 2013 and 2012, were approximately $1,428,000, and $1,990,000, respectively.

For the year ended June 30, 2013, two customers accounted for 13% and 10% of the Company’s consolidated revenues. For the years ended June 30, 2012 and 2011 one customer accounted for 19%.

Revenues earned from services are attributed to the geographic location in which the services are being provided. Revenues earned from infrastructure solutions are attributed to the geographic location to which the equipment is shipped. Revenues attributed to the United States for the years ended June 30, 2013, 2012 and 2011 were 44%, 57% and 41%, respectively. Revenues from foreign sales as a percentage of total consolidated revenues are as follows:

	Years Ended June 30,
	2013	2012	2011
Africa	5%	5%	6%
North and South America	3%	1%	3%
Asia	3%	4%	6%
Europe	14%	9%	8%
Middle East	31%	24%	36%

	56%	43%	59%

The Company places its cash and cash equivalents with high quality financial institutions. Approximately 90% and 91% of all cash and cash equivalents are held in one financial institution at June 30, 2013 and 2012, respectively. Cash and cash equivalents are in excess of Federal Deposit Insurance Company insurance limits.

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

Future minimum lease payments under non-cancelable operating leases with terms of one year or more consist of the following at June 30, 2013 (in thousands):

2014	$18,999
2015	6,610
2016	2,598
2017	1,412
2018	5
Thereafter	16

$29,640

Rent expense for satellite space segment services, office and warehouse space, teleport services, and other equipment was approximately $43,212,000, $48,846,000 and $40,494,000 for years ended June 30, 2013, 2012 and 2011, respectively.

17.	Subsequent Events

On July 3, 2013, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities of WorldCell Inc. as of July 1, 2013 in exchange for a purchase price of $3.8 million cash and $0.4 of services to be provided by the Company to the former owner.

On August 25, 2013, the Company, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Wasserstein Cosmos Co-Invest, L.P., a Delaware limited partnership (“Parent”), and Cosmos Acquisition Corp., an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”). Parent and Merger Subsidiary are affiliates of Wasserstein & Co., LP. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Subsidiary will merge with and into Globecomm, and Globecomm will become an indirect wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was unanimously approved by Globecomm’s board of directors. At the effective time and as a result of the Merger, each outstanding share of Globecomm common stock, other than shares owned by Globecomm, Parent or any subsidiary of either Parent or Globecomm and shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $14.15, in cash, without interest.

Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the absence of any law or order prohibiting the closing, (iii) the expiration or termination of any applicable waiting period under the HSR Act and any International Traffic in Arms Regulations requirements and any National Industrial Security Program Operating Manual requirements having been met, (iv) to the extent necessary, receipt of approval from the Committee on Foreign Investment in the United States (or notification from CFIUS that it has determined that it does not have jurisdiction over the transactions contemplated by the Merger Agreement or has determined not to conduct a full investigation), (v) the receipt of certain FCC consents and the completion of certain actions relating to certain of the FCC licenses, (vi) the satisfaction of a financial test by the Company, (vii) the absence of any Material Adverse Effect (as defined in the

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	Subsequent Events (continued)

Merger Agreement) with respect to the Company, (viii) the absence of certain events relating to Company’s financial statements, (ix) the absence of any debarment of the Company from contracting with the federal government of the United States, and (x) other customary closing conditions.

18. Quarterly Information (unaudited)

The following tables set forth unaudited consolidated financial information for each of the eight fiscal quarters in the period ended June 30, 2013.

	Three Months Ended,
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2013	2013	2012	2012	2012	2012	2011	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenues from services	$49,964	$51,761	$50,172	$47,172	$50,099	$65,931	$54,652	$50,239
Revenues from infrastructure solutions	30,681	26,306	29,567	33,991	54,713	44,998	40,538	20,731

Total revenues	80,645	78,067	79,739	81,163	104,812	110,929	95,190	70,970

Costs and operating expenses:
Costs from services	31,760	35,030	33,779	32,004	35,334	47,182	35,821	33,965
Costs from infrastructure solutions	28,922	22,816	26,707	32,072	48,292	40,047	36,370	18,122
Selling and marketing	4,679	4,485	4,418	4,288	5,285	4,843	4,855	4,593
Research and development	1,175	1,194	986	953	1,349	1,398	1,748	1,756
General and administrative	8,110	8,071	7,911	7,695	9,519	8,179	8,391	8,343
Earn-out fair value adjustments	—	—	—	—	(4,129)	2,829	(4,100)	(6,474)

Total costs and operating expenses	74,646	71,596	73,801	77,012	95,650	104,478	83,085	60,305

Income from operations	5,999	6,471	5,938	4,151	9,162	6,451	12,105	10,665
Other income (expense):
Interest income	85	79	82	85	75	59	57	55
Interest expense	(85)	(92)	(103)	(114)	(111)	(141)	(157)	(165)

Income before income taxes	5,999	6,458	5,917	4,122	9,126	6,369	12,005	10,555
Provision for income taxes	1,441	2,282	2,088	1,446	2,042	3,467	2,755	1,228

Net income	$4,558	$4,176	$3,829	$2,676	$7,084	$2,902	$9,250	$9,327

Basic net income per common share	$0.20	$0.18	$0.17	$0.12	$0.32	$0.13	$0.42	$0.43

Diluted net income per common share	$0.20	$0.18	$0.17	$0.12	$0.31	$0.13	$0.41	$0.41

Weighted-average shares used in the calculation of basic net income per common share	22,900	22,804	22,639	22,425	22,296	22,213	22,038	21,769

Weighted-average shares used in the calculation of diluted net income per common share	23,345	23,190	22,987	22,859	22,828	22,839	22,656	22,537

GLOBECOMM SYSTEMS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Year ended June 30, 2013:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,990,000	$409,000	$(971,000	)(a)	$1,428,000
Valuation allowance on deferred tax assets	2,850,000	—	(2,270,000)		580,000

	$4,840,000	$409,000	$(3,241,000)		$2,008,000

Year ended June 30, 2012:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$2,064,000	$734,000	$(808,000	)(a)	$1,990,000
Valuation allowance on deferred tax assets	7,529,000	—	(4,679,000)		2,850,000

	$9,593,000	$734,000	$(5,487,000)		$4,840,000

Year ended June 30, 2011:
Reserves and allowances deducted from asset accounts:
Reserve for estimated doubtful accounts receivable	$1,988,000	$949,000	$(873,000	)(a)	$2,064,000
Valuation allowance on deferred tax assets	6,698,000	831,000	—		7,529,000

	$8,686,000	$1,780,000	$(873,000)		$9,593,000

(a)	Reduction in allowance due to write-off of accounts receivable balances (net of recovery).

S-1

Index of Exhibits

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of August 25, 2013, among Globecomm Systems Inc., Wasserstein Cosmos Co-Invest, L.P. and Cosmos Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated August 29, 2013).
3.1	Amended and Restated Certificate of Incorporation dated August 5, 1997, as amended February 9, 2005 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, File No. 333-22425 (the “Registration Statement”)).
10.1	Employment Agreement dated as of October 9, 2001 by and between the Registrant and David E. Hershberg (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.2	The Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8 Registration, File No. 333-112351).
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.8 of the Registrant’s Registration Statement on Form S-8, File No. 333-70527).
10.4	Employment Agreement, dated as of October 9, 2001, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).
10.5	Amendment to Employment Agreement, dated as of May 15, 2008, by and between Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.6	Employment Agreement, dated as of June 30, 2008, by and between Tom Coyle and the Registrant (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.7	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, David E. Hershberg and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.8	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Andrew C. Melfi and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.9	Amendment to Employment Agreement, dated as of January 21, 2009, by and between, Thomas C. Coyle and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, dated January 21, 2009).
10.10	Employment Agreement, dated as of July 21, 2009, by and between Keith Hall and the Registrant (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.11	Globecomm Systems Inc./Telaurus 2009 Special Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009).
10.12	Employment Agreement, dated as of June 23, 2011, by and between Andrew Silberstein and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated June 23, 2011).

Exhibit No.
10.13	Credit Agreement, dated July 18, 2011 by and between the Registrant and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 18, 2011).
10.14	Amended and Restated 2006 Stock Incentive Plan ((incorporated by reference to Appendix A of Registrant’s proxy statement filed October 15, 2012).
10.15	Amendment 2 to Employment Agreement, dated as of September 10, 2013, by and between, David E. Hershberg and the Registrant (filed herewith).
10.16	Equity Commitment Letter, dated as of August 25, 2013, between Wasserstein Partners III, LP and Wasserstein Cosmos Co-Invest, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated August 29, 2013).
10.17	Guaranty, dated as of August 25, 2013, by Wasserstein Partners III, LP, in favor of Globecomm Systems Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, dated August 29, 2013).
14	Registrant’s Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
31.4	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document