Form 10-Q
period 2013-09-30
GLOBECOMM SYSTEMS INC
filed 2013-11-08
CIK 1031028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, there were 23,914,772 shares of the registrant’s Common Stock outstanding.

GLOBECOMM SYSTEMS INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBECOMM SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	June 30,
	2013	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,986	$87,286
Accounts receivable, net	49,701	58,426
Inventories	20,858	17,076
Prepaid expenses and other current assets	5,577	4,056
Deferred income taxes	4,254	4,309

Total current assets	171,376	171,153
Fixed assets, net	50,089	50,367
Goodwill	72,474	68,818
Intangibles, net	17,169	16,576
Other assets	1,517	1,327

Total assets	$312,625	$308,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,328	$21,943
Deferred revenues	6,367	4,269
Accrued payroll and related fringe benefits	4,477	3,264
Other accrued expenses	7,181	7,243
Current portion of long-term debt	6,100	6,100

Total current liabilities	45,453	42,819
Other liabilities	111	111
Long term debt	6,950	8,475
Deferred income taxes	12,383	12,383
Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating, shares authorized, issued and outstanding: none at September 30, 2013 and June 30, 2013	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, shares issued: 24,375,973 at September 30, 2013 and 24,182,935 at June 30, 2013	24	24
Additional paid-in capital	217,037	214,735
Retained earnings	33,599	33,444
Treasury stock, at cost, 465,351 shares at September 30, 2013 and June 30, 2013	(2,781)	(2,781)
Accumulated other comprehensive loss	(151)	(969)

Total stockholders’ equity	247,728	244,453

Total liabilities and stockholders’ equity	$312,625	$308,241

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2013	2012
Revenues from services	$44,920	$47,172
Revenues from infrastructure solutions	12,342	33,991

Total revenues	57,262	81,163

Costs and operating expenses:
Costs from services	31,378	32,004
Costs from infrastructure solutions	10,838	32,072
Selling and marketing	4,453	4,288
Research and development	1,012	953
General and administrative	9,351	7,695

Total costs and operating expenses	57,032	77,012

Income from operations	230	4,151
Interest income	96	85
Interest expense	(77)	(114)

Income before income taxes	249	4,122
Provision for income taxes	94	1,446

Net income	$155	$2,676

Basic net income per common share	$0.01	$0.12

Diluted net income per common share	$0.01	$0.12

Weighted-average shares used in the calculation of basic net income per common share	23,199	22,425

Weighted-average shares used in the calculation of diluted net income per common share	23,589	22,859

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2013	2012
Net income	$155	$2,676
Other comprehensive income, net of tax:
Foreign currency translation	818	394

Comprehensive income	$973	$3,070

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance at June 30, 2013	24,183	$24	$214,735	$33,444	$(969)	465	$(2,781)	$244,453
Proceeds from exercise of stock options	91	—	415	—	—	—	—	415
Proceeds from exercise of warrants	105	—	1,055	—	—	—	—	1,055
Stock compensation expense	—	—	832	—	—	—	—	832
Grant (cancellation) of restricted shares	(3)	—	—	—	—	—	—	—
Net income		—	—	155	—	—	—	155
Foreign currency translation	—	—	—	—	818	—	—	818

Balance at September 30, 2013	24,376	$24	$217,037	$33,599	$(151)	465	$(2,781)	$247,728

See accompanying notes.

GLOBECOMM SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Operating Activities:
Net income	$155	$2,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,225	2,973
Provision for doubtful accounts	89	(20)
Deferred income taxes	55	1,408
Stock compensation expense	832	869
Changes in operating assets and liabilities (net of impact of acquisition):
Accounts receivable	8,468	(112)
Inventories	(3,777)	(756)
Prepaid expenses and other current assets	(1,486)	(184)
Other assets	(166)	9
Accounts payable	(721)	8
Deferred revenues	1,800	1,376
Accrued payroll and related fringe benefits	1,205	(1,261)
Other accrued expenses	(62)	(198)
Other liabilities	—	(66)

Net cash provided by operating activities	9,617	6,722

Investing Activities:
Purchases of fixed assets	(2,090)	(2,821)
Acquisition of business	(3,793)	—
Cash payments for earn-out	—	(4,700)

Net cash used in investing activities	(5,883)	(7,521)

Financing Activities:
Proceeds from exercise of stock options	415	116
Proceeds from exercise of warrants	1,055	—
Repayments of debt	(1,525)	(1,525)

Net cash used in financing activities	(55)	(1,409)

Effect of foreign currency translation on cash and cash equivalents	21	21

Net increase (decrease) in cash and cash equivalents	3,700	(2,187)
Cash and cash equivalents at beginning of period	87,286	72,196

Cash and cash equivalents at end of period	$90,986	$70,009

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$78	$117
Cash paid for income taxes	87	49

See accompanying notes.

GLOBECOMM SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for such periods have been included. The consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014, or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2013 and the accompanying notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, Globecomm Network Services Corporation (“GNSC”), Globecomm Services Maryland LLC (“GSM”), Cachendo LLC (“Cachendo”), Telaurus Communications LLC (“Telaurus”), Melat Networks Inc. (“Melat”), Evolution Communications Group Limited B.V.I. (“Evocomm”), Globecomm Europe B.V. (“Globecomm Europe”; the merger of the entities formerly known as Carrier to Carrier Telecom B.V. “C2C” and B.V. Mach 6 “Mach 6”), Globecomm Systems SA Proprietary Ltd (“Globecomm SA”) and ComSource Inc. (“ComSource”) (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company defines highly liquid financial instruments with a maturity, at the purchase date, of three months or less as cash equivalents.

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

Stock-Based Compensation

Stock compensation expense was approximately $832,000 and $869,000 for the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was approximately $4,433,000 of unrecognized compensation cost related to non-vested restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2013, there was approximately $54,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 1.4 years.

Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. Goodwill is tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The Company performs the goodwill impairment test annually in the fourth quarter. There have been no events in the three months ended September 30, 2013 that would indicate that goodwill was impaired.

All of the Company’s goodwill has been allocated to the Company’s Services reportable segment. During the three-month period ended September 30, 2013, goodwill increased by $3,656,000 of which $3,248,000 relates to the acquisition of certain assets and liabilities of WorldCell Inc (see Note 9) and $408,000 relates to foreign currency translation adjustments.

Long-Lived Assets

For other than goodwill, when impairment indicators are present, the Company reviews the carrying value of its assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No indicators of impairment were noted that would require an impairment assessment on the long-lived assets at September 30, 2013.

The Company evaluates the periods of amortization in determining whether later events and circumstances warrant revised estimates of useful lives. If estimates are changed, the unamortized cost will be allocated to the increased or decreased number of remaining periods in the revised lives.

Comprehensive Income

Comprehensive income for the three months ended September 30, 2013 and 2012 of approximately $973,000 and $3,070,000, respectively, includes an unrealized foreign currency translation gain of approximately $818,000 and $394,000, respectively.

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

Uncertainty in Tax Positions

The Company recognizes in its financial statements the benefits of tax return positions if that tax position is more likely than not to be sustained on audit based on its technical merits. At September 30, 2013, the Company had a liability for unrecognized tax benefits of approximately $1,621,000, which, if recognized in the future, would favorably impact the Company’s effective tax rate. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that none of these tax positions will be resolved within the next twelve months. The Company records both accrued interest and penalties related to income tax matters, if any, in the provision for income taxes in the accompanying consolidated statements of operations. As of September 30, 2013, the Company had not accrued any amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign taxing jurisdictions. The Company’s federal tax returns for the 2010 through 2013 tax years remain subject to examination. The Company files returns in numerous state jurisdictions with varying statutes of limitation.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance that allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. An entity no longer will be required to perform the quantitative impairment test of indefinite-lived intangible assets if, after it assesses that the totality of events and circumstances, the entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have any impact on our consolidated financial condition or results of operations.

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

2. Merger

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

Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by the Company’s stockholders, at a special meeting of the stockholders to be held on November 22, 2013, (ii) the absence of any law or order prohibiting the closing, (iii) the expiration or termination of any applicable waiting period under the HSR Act (which has taken place prior to the date of this report) and any International Traffic in Arms Regulations requirements and any National Industrial Security Program Operating Manual requirements having been met, (iv) to the extent necessary, receipt of approval from the Committee on Foreign Investment in the United States (or notification from CFIUS that it has determined that it does not have jurisdiction over the transactions contemplated by the Merger Agreement or has determined not to conduct a full investigation), (v) the receipt of certain FCC consents and the completion of certain actions relating to certain of the FCC licenses, (vi) the satisfaction of a financial test by the Company, (vii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company, (viii) the absence of certain events relating to Company’s financial statements, (ix) the absence of any debarment of the Company from contracting with the federal government of the United States, and (x) other customary closing conditions.

3. Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding for the period. For diluted net income per common share, the weighted average shares include the incremental common shares issuable upon the exercise of stock options and warrants and unvested restricted shares and restricted stock units (using the treasury stock method). The incremental common shares for stock options, warrants and unvested restricted shares and restricted stock units are excluded from the calculation of diluted net income per share, if their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2013 and 2012 excludes the effect of approximately 12,000 and 534,000 stock options and unvested restricted shares and restricted stock units in the calculation of the incremental common shares, respectively, as their effect would have been anti-dilutive.

4. Inventories

Inventories consist of the following:

	September 30, 2013 (Unaudited)	June 30, 2013
	(In thousands)
Raw materials and component parts	$2,427	$2,239
Work-in-progress	20,973	16,134

	23,400	18,373
Less progress payments	2,542	1,297

	$20,858	$17,076

5. Segment Information

The Company operates through two business segments. Its services segment, through GNSC, GSM, Cachendo, Telaurus, Melat, Evocomm, Globecomm Europe, Globecomm SA and ComSource provides satellite communication services capabilities. Its infrastructure solutions segment, through Globecomm Systems Inc., provides design, engineering and installation of complex ground segment systems and networks.

The Company's reportable segments are business units that offer different services and products. The reportable segments are each managed separately because they provide distinct services and products.

The following is the Company’s business segment information for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,	September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Revenues:
Services	$44,920	$47,172
Infrastructure solutions	12,342	33,991

Total revenues	$57,262	$81,163

Income (loss) from operations:
Services	$4,593	$6,811
Infrastructure solutions	(4,363)	(2,660)
Interest income	96	85
Interest expense	(77)	(114)

Income before income taxes	$249	$4,122

Depreciation and amortization:
Services	$2,862	$2,592
Infrastructure solutions	363	381

Total depreciation and amortization	$3,225	$2,973

Expenditures for long-lived assets:
Services	$2,043	$2,300
Infrastructure solutions	47	521

Total expenditures for long-lived assets	$2,090	$2,821

6. Long-Term Debt

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

At the discretion of the Company, advances under the 2011 Line bear interest at the prime rate or LIBOR plus applicable margin based on the Company’s consolidated leverage ratio and are collateralized by a first priority security interest on all of the personal property of the Company. At September 30, 2013, the applicable margin on the LIBOR rate was 200 basis points. The Company is required to comply with various ongoing financial covenants, including with respect to the Company’s leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which the Company was in compliance at September 30, 2013. As of September 30, 2013, in addition to the C2C Acquisition Loan and ComSource Acquisition Loan described below there were standby letters of credit of approximately $6,457,000, which were applied against and reduced the amounts available under the credit facility.

As of September 30, 2013 debt consisted of the following (in thousands):

C2C Acquisition Loan	$3,750
ComSource Acquisition Loan	9,300

Total debt	13,050
Less current portion	6,100

Long term debt	$6,950

C2C Acquisition Loan

The purchase of C2C and Evocomm was funded, in part, through a five-year $12,500,000 acquisition term loan (“C2C Acquisition Loan”) provided by Citibank, N.A on March 5, 2010, under the Company’s credit facility. The C2C Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of approximately $208,333 beginning on April 1, 2010. The interest rate in effect as of September 30, 2013 was approximately 2.2% per annum. At September 30, 2013, $3,750,000 was outstanding of which $2,500,000 was due within one year.

ComSource Acquisition Loan

The purchase of ComSource was funded, in part, through a five-year $18,000,000 acquisition term loan (“ComSource Acquisition Loan”) provided by Citibank, N.A on April 7, 2011. The ComSource Acquisition Loan bears interest at the prime rate or LIBOR plus 200 basis points, at the Company’s discretion. The balance is to be paid in equal monthly instalments, excluding interest, of $300,000 beginning on May 1, 2011. The interest rate in effect as of September 30, 2013 was approximately 2.2% per annum. At September 30, 2013, $9,300,000 was outstanding of which $3,600,000 was due within one year.

Remaining future minimum payments under these agreements, excluding interest, through maturity are expected to be as follows (in thousands):

2014	$4,575
2015	5,475
2016	3,000

7. Intangibles

Intangibles subject to amortization consisted of the following:

	September 30,
	2013 (unaudited)	June 30, 2013	Est. useful life
	(In thousands)
Customer relationships	$26,198	$24,798	7-18 years
Software	1,287	1,287	5 years
Contracts backlog	2,491	2,442	6 months-2 years
Covenant not to compete	126	126	3-4 years
Trademark	384	382	5 years

	30,486	29,035
Less accumulated amortization	13,317	12,459

Intangibles, net	$17,169	$16,576

Amortization expense of approximately $759,000 and $728,000 was included in general and administrative expenses in the three months ended September 30, 2013, and 2012, respectively.

Total remaining amortization expense for the following five fiscal years related to these intangible assets is expected to be as follows (in thousands):

2014	$2,238
2015	2,686
2016	2,337
2017	2,292
2018	1,985

8. Fair Value Measurements

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy. The levels of fair value hierarchy are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

ASC 820 – Fair Value Measurements and Disclosures requires the use of observable market inputs (quoted market prices) when measuring fair value and requires Level 1 quoted prices to be used to measure fair value whenever possible.

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. Management believes the carrying amount of the aforementioned financial instruments is a reasonable estimate of fair value as of September 30, 2013 and June 30, 2013 due to the short-term maturity of these items.

At September 30, 2013, the book value of the Company’s $13,050,000 of debt approximates fair value based upon its variable interest rate.

During the three months ended September 30, 2013 and 2012, the Company had no non-recurring fair value measurements of non-financial assets or liabilities subsequent to their initial recognition.

9. Acquisition

On July 3, 2013, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities of WorldCell Inc. (“WorldCell”) as of July 1, 2013 in exchange for a purchase price of $3,793,000 cash and $400,000 of services to be provided by the Company to the former owner.

The Company has accounted for the acquisition as a purchase under the purchase method of accounting. The assets and liabilities of WorldCell were preliminarily recorded as of the acquisition date at their respective estimated fair values and consolidated with those of the Company. The excess of the purchase price over the net assets acquired was recorded as goodwill of approximately $3,248,000 and intangibles of approximately $1,200,000 and is deductible for income tax purposes over 15 years. The WorldCell goodwill and intangible assets have been included in as part of the Company’s Services reportable segment.

The WorldCell asset purchase was a strategic acquisition that strengthened the Company’s wireless communications capability in the government vertical. This business and the associated customers and offerings are synergistic with the Company’s existing customer base and extended its offering to other potential customers in this vertical resulting in the recorded goodwill.

The preliminary purchase price allocation was as follows (in thousands):

Goodwill	$3,248
Customer relationships	1,192
Contracts backlog	8
Liabilities	(255)

Total Purchase Price	$4,193

The Company allocated the purchase price to assets and liabilities based on their estimated fair value at the acquisition date. The Company’s purchase accounting as of September 30, 2013 is preliminary primarily due to the pending final assessment of the valuation of the intangible assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as, among others, uncertain demand for our services and products due to economic and industry-specific conditions, the risks associated with operating in international markets, our dependence on a limited number of contracts for a high percentage of our revenues and significant revenues relating to Afghanistan, the impact on our customers or potential customers for infrastructure projects from the current worldwide economic downturn and government budgetary and political uncertainties. These risks and others are more fully described in the "Risk Factors" section of this Quarterly Report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Our business is also characterized by large projects which can cause significant impacts on our results of operations.

Overview

Our business is global and subject to technological and business trends in the telecommunications marketplace. We derive much of our revenue from the government marketplace and developing countries. Our business is therefore affected by geopolitical developments involving areas of the world in which our customers are located, particularly in developing countries and areas of the world involved in armed conflicts, which directly impacts our military-related business. Our business may also be affected by the government’s budgetary issues and its recent efforts to reduce the national deficit and defense spending, which may have a significant effect on our results of operations. Also, recent Congressional deadlocks, which led to a Federal government shutdown, have had, and may continue to have, adverse effects on our business.

On August 25, 2013, the Company, entered into the Merger Agreement with Wasserstein Cosmos Co-Invest, L.P., a Delaware limited partnership (“Parent”), and Cosmos Acquisition Corp., an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”). Parent and Merger Subsidiary are affiliates of Wasserstein & Co., LP. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, including the requirement that the Merger Agreement be adopted by the Company’s stockholders, Merger Subsidiary would merge with and into Globecomm, and Globecomm would become an indirect wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was unanimously approved by Globecomm’s board of directors. See note 2 for additional details on the transaction consideration and the conditions to consummation of the Merger.

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

During the past several years many businesses including ours, have faced uncertain economic environments. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may continue to decline or grow more slowly than we expect. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders. Our infrastructure solutions segment in particular was impacted by this decreased demand and capital spending by our customers, and we have continued to incur operating losses in this segment over the past several years. We cannot predict the extent to which demand will increase, or the timing of such demand. The growth and profitability of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

We derived 13% of our revenues in the three months ended September 30, 2013 from Inmarsat Government. We performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. This subcontract is expected to be material to our results of operations and has provided profit margin significantly above our norm. Although the identity of customers and contracts may vary from period to period, we have been, and expect to continue to be, dependent on revenues from a small number of customers or contracts in each period in order to meet our financial goals. From time to time these customers are located in developing countries or otherwise subject to unusual risks.

In a majority of cases, revenues related to contracts for infrastructure solutions and services have been fixed-price contracts. The profitability of such contracts is subject to inherent uncertainties as to the cost of performance. Cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems encountered in engineering design and testing. Since our business is frequently concentrated in a limited number of large contracts, a significant cost overrun on any single contract could have a material adverse effect on our business, financial condition and results of operations. In the years ended June 30, 2013 and June 30, 2012, we recorded $2.5 million and $1.5 million, respectively, for additional costs incurred on a fixed-price contract in the infrastructure segment (“Contract A”). In addition, in the three months ended September 30, 2013, we recorded $0.2 million for additional costs incurred on another fixed-price contract. The additional costs were due in large part to unexpected difficulties resulting in substantial costs associated with engineering and production issues. The revenues expected to be recognized in fiscal year 2014 associated with both loss programs will have no profit margin associated with them, which will negatively impact our gross margin percentages in fiscal 2014 as milestones are reached, as they have negatively impacted our gross margin percentage in the three months ended September 30, 2013 and the fiscal year ended June 30, 2013.

Contract costs generally include purchased material, direct labor, overhead and other direct costs. Anticipated contract losses are recognized, as they become known. Costs from infrastructure solutions consist primarily of the costs of purchased materials (including shipping and handling costs), direct labor and related overhead expenses, project-related travel and living costs and subcontractor costs. Costs from services consist primarily of satellite space segment charges, voice termination costs, network operations expenses and Internet connectivity fees. Satellite space segment charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of services to and from the satellites leased from operators. Network operations expenses consist primarily of costs associated with the operation of the network operations center on a twenty-four hour a day, seven-day a week basis, including personnel and related costs and depreciation. Selling and marketing expenses consist primarily of salaries, travel and living costs for sales and marketing personnel. Research and development expenses consist primarily of salaries and related overhead expenses. General and administrative expenses consist of expenses associated with our management, finance, contract and administrative functions, as well as amortization of intangible assets. In the three months ended September 30, 2013, we also incurred $1.2 million of merger-related transactions costs.

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

Costs from Infrastructure Solutions

Costs related to our production-type contracts and our non-standard, complex production-type contracts rely on estimates based on total expected contract costs. Typically, these contracts are fixed price projects. We use estimates of the costs applicable to various elements which we believe are reasonable. Our estimates, are assessed continually during the term of these contracts and costs are subject to revisions as the contract progresses to completion. These estimates are subjective based on management’s assessment of project risk. These risks may include project complexity and political and economic instability in certain regions in which we operate. Revisions in cost estimates are reflected in the period in which they become known. A significant revision in an estimate may negatively impact our results of operations. In the event an estimate indicates that a loss will be incurred at completion, we record the loss as it becomes known. In the three months ended September 30, 2013 we recorded $0.2 million for additional costs incurred on a fixed price contract.

Goodwill

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. The amount of goodwill recorded in our balance sheet has significantly increased over the recent past as we have made several acquisitions. Goodwill is tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. The impairment test is dependent upon estimated future cash flows of the services segment. There have been no events during the three months ended September 30, 2013 that would indicate that the goodwill was impaired.

Long-Lived Assets

For other than goodwill, when impairment indicators are present, we review the carrying value of the assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No indicators of impairment were noted that would require an impairment assessment on the long lived assets as of September 30, 2013.

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

At September 30, 2013 and June 30, 2013 we had a liability for unrecognized tax benefits of approximately $1,621,000 which if recognized in the future, would favorably impact our effective tax rate.

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

As of September 30, 2013 there was approximately $4,433,000 of unrecognized compensation cost related to non-vested stock-based compensation related to the restricted shares and restricted share units. The cost is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2013 there was approximately $54,000 of unrecognized compensation cost related to non-vested outstanding stock options. The cost is expected to be recognized over a weighted-average period of 1.4 years.

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

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of the accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial condition or results of operations.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues from Services. Revenues from services decreased by $2.3 million, or 4.8%, to $44.9 million for the three months ended September 30, 2013 from $47.2 million for the three months ended September 30, 2012. The decrease in revenues was due to a decrease in our access service offering in the government marketplace due to the reduction of services in Afghanistan.

Revenues from Infrastructure Solutions. Revenues from infrastructure solutions decreased by $21.6 million, or 63.7%, to $12.3 million for the three months ended September 30, 2013 from $34.0 million for the three months ended September 30, 2012. The decrease in revenues was primarily driven by the achievement in the three months ended September 30, 2012 of revenue milestones under a $74 million program with lower than normal margin, due primarily to the competitive environment. This program was completed in fiscal 2013. Due to the current global economic conditions it is difficult to currently assess future revenue levels or gross margin in our infrastructure segment.

Costs from Services. Costs from services decreased by $0.6 million, or 2.0%, to $31.4 million for the three months ended September 30, 2013, from $32.0 million for the three months ended September 30, 2012. Gross margin decreased to 30.1% for the three months ended September 30, 2013, compared to 32.2% for the three months ended September 30, 2012. The decrease in gross margin was primarily due to a decrease in our access service offering in the government marketplace due to the reduction of services in Afghanistan along with a decrease in the maritime margin due to increase in costs due to Inmarsat FleetBroadband price changes. The gross margin in the services segment continues to be the key driver of our consolidated income from operations. The future relationship between the revenue and margin growth of our operating segments will depend on a variety of factors, including the timing of major contracts, which are difficult to predict.

Costs from Infrastructure Solutions. Costs from infrastructure solutions decreased by $21.2 million, or 66.2%, to $10.8 million for the three months ended September 30, 2013 from $32.1 million for the three months ended September 30, 2012. The gross margin from infrastructure solutions increased to 12.2% for the three months ended September 30, 2013 compared to 5.6% for the three months ended September 30, 2012. The increase in gross margin was mainly attributable to significant revenue under a $74 million dollar program which has lower than normal margin in the three months ended September 30, 2012 along with a margin adjustment of $0.8 million on a fixed price contract due to unforeseen engineering and production issues in the three months ended September 30, 2012. The Company expects a significant portion of previously delayed shipments on Contract A, which carries no margin, to be made in fiscal year 2014 which will negatively impact our gross margin percentage as milestones are reached.

Selling and Marketing. Selling and marketing expenses increased by $0.2 million, or 3.8%, to $4.5 million for the three months ended September 30, 2013 from $4.3 million for the three months ended September 30, 2012. The increase was a result of new hires in the services segment focusing on the Tempo media platform along with increase in benefits.

Research and Development. Research and development expenses remained consistent at $1.0 million for the three months ended September 30, 2013 and 2012.

General and Administrative. General and administrative expenses increased by $1.7 million, or 21.5%, to $9.4 million for the three months ended September 30, 2013 from $7.7 million for the three months ended September 30, 2012. The increase was a result of $1.2 million in transaction related costs along with severance payments of $0.3 million and an increase in employee benefit costs.

Interest Income. Interest income remained consistent at $0.1 million.

Interest Expense. Interest income remained consistent at $0.1 million.

Provision for Income Taxes. Provision for income taxes decreased by $1.4 million, or 93.5%, to $0.1 million for the three months ended September 30, 2013 from $1.4 million for the three months ended September 30, 2012. The effective tax rate increased slightly to 38% from 35% due to mix in revenue and fluctuation in permanent differences.

Liquidity and Capital Resources

At September 30, 2013, we had working capital of $125.9 million, including cash and cash equivalents of $91.0 million, net accounts receivable of $49.7 million, inventories of $20.9 million, prepaid expenses and other current assets of $5.6 million and current deferred income taxes of $4.3 million offset by $21.3 million in accounts payable, $7.2 million in accrued expenses, $6.4 million in deferred revenues, $6.1 million in current portion of long term debt, and $4.5 million in accrued payroll and related fringe benefits.

At June 30, 2013, we had working capital of $128.3 million, including cash and cash equivalents of $87.3 million, net accounts receivable of $58.4 million, inventories of $17.1 million, prepaid expenses and other current assets of $4.1 million and deferred income taxes of $4.3 million, offset by $21.9 million in accounts payable, $4.3 million in deferred revenues, $3.3 million in accrued payroll and related fringe benefits, $7.2 million in accrued expenses and $6.1 million in current portion of long term debt.

Net cash provided by operating activities during the three months ended September 30, 2013 was $9.6 million, which primarily related to a decrease in accounts receivable of $8.5 million due to collections and the reduction of infrastructure billings and revenue, a non-cash item representing depreciation and amortization expense of $3.2 million primarily related to depreciation expense on the network operations center and satellite earth station equipment and amortization expense related to our acquisitions, and an increase in deferred revenue of $1.8 million due to timing differences between project billings and revenue recognition milestones resulting from specific customer contracts within the infrastructure segment, partially offset by an increase in inventories of $3.8 million due to the timing of revenue milestones.

Net cash provided by operating activities during the three months ended September 30, 2012 was $6.7 million, which primarily related to a non-cash item representing depreciation and amortization expense of $3.0 million, primarily related to depreciation expense on the network operations center and satellite earth station equipment and amortization expense related to our acquisitions, net income of $2.7 million, a decrease in deferred income taxes of $1.4 million due to the income generated in the period and non-cash stock compensation expense of $0.9 million, partially offset by a decrease in accrued payroll and related fringe benefits of $1.3 million primarily due to the payment in the three months ended September 30, 2012 of awards under the pay for performance plan with respect to the Company’s fiscal year ended June 30, 2012.

Net cash used in investing activities during the three months ended September 30, 2013 was $5.9 million which related to the acquisition of certain assets and liabilities of WorldCell Inc. of $3.8 million and capital expenditures for purchase of network operation center and teleport assets of $2.1 million.

Net cash used in investing activities during the three months ended September 30, 2012 was $7.5 million, which related to the cash payment for the ComSource earn-out of $4.7 million and the capital expenditures for purchase of Tempo service offering assets, network operation center and teleport assets, hosted mobile core switch assets and implementation of an enterprise resource planning software system of $2.8 million.

Net cash used in financing activities during the three months ended September 30, 2013 was $0.1 million, which primarily related to repayment of long term debt of $1.5 million partially offset by $1.1 million of proceeds from the exercise of warrants and $0.4 million of proceeds from the exercise of stock options.

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

At our discretion, advances under the Line bear interest at the prime rate or LIBOR plus applicable margin based on our leverage ratio and are collateralized by a first priority security interest on all of our personal property. At September 30, 2013, the applicable margin on the LIBOR rate was 200 basis points. We are required to comply with various ongoing financial covenants, including with respect to our leverage ratio, minimum cash balance, fixed charge coverage ratio and EBITDA minimums, with which we were in compliance at September 30, 2013. As of September 30, 2013, $13.1 million was outstanding under acquisition loans, of which $6.1 million was due within one year. In addition, there were standby letters of credit of approximately $6.5 million, which were applied against and reduced the amounts available under the credit facility as of September 30, 2013.

We lease satellite space segment services and other equipment and office space under various operating lease agreements, which expire in various years through fiscal 2022. Future minimum lease payments due on these leases through September 30, 2014 are approximately $39.6 million.

Contractual Obligations and Commercial Commitments

At September 30, 2013, we had contractual obligations and other commercial commitments as follows (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$39,554	$21,645	$15,597	$2,312	$—
Long-term debt	13,050	6,100	6,950	—	—

Total contractual obligations	$52,604	$27,745	$22,547	$2,312	$—

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	More Than 5 years
Standby letters of credit	$6,457	$5,909	$548	$—	$—

Total commercial commitments	$6,457	$5,909	$548	$—	$—

Our tax liability for uncertain tax positions was approximately $1.6 million at September 30, 2013. Until formal resolutions are reached between us and the tax authorities, the timing and amount of possible audit settlements for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

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

Our future capital requirements will depend upon many factors, including the success of our marketing efforts in the services and infrastructure solutions business, the nature and timing of customer orders and the level of capital requirements related to the expansion of our service offerings. Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements at least through September 30, 2014. However, we cannot assure you that there will be no unforeseen events or circumstances that would consume available resources significantly before that time.

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

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from rates earned on our excess available cash balances and from our variable interest rate long-term debt. Under our current positions, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A change in our interest rate of 50 basis points on our long-term debt would have resulted in additional interest expense of $18,000 in the three months ended September  30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

An alleged stockholder of the Company has filed a putative class action lawsuit challenging the merger in New York Supreme Court, Suffolk County. The lawsuit generally alleges that (i) the members of our board of directors violated the fiduciary duties owed to stockholders by purportedly failing to obtain fair value for Globecomm, agreeing to improper deal-protection provisions, agreeing to receive benefits not shared by the Globecomm stockholders generally and filing a preliminary proxy statement that omits material information and (ii) Globecomm and Parent aided and abetted the alleged breaches of fiduciary duties. The lawsuit seeks, among other relief, an order enjoining the merger, unspecified damages and attorneys’ fees and costs. On October 21, 2013, the parties entered into a memorandum of understanding regarding the settlement of this purported class action. Pursuant to the memorandum of understanding, the parties have agreed that Globecomm would make additional disclosures relating to the merger, which were included in the definitive proxy statement, in exchange for a complete release of all claims. The settlement contemplated by the memorandum of understanding is subject to customary conditions, including completion of the merger, completion of certain confirmatory discovery and final court approval following notice to the Company’s stockholders.

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

Consummation of the Merger is subject to certain conditions, including (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the absence of any law or order prohibiting the closing, (iii) the expiration or termination of any applicable statutory waiting periods and any National Industrial Security Program Operating Manual requirements having been met, (iv) to the extent necessary, receipt of approval from the Committee on Foreign Investment in the United States, (v) the receipt of certain FCC consents and the completion of certain actions relating to certain of the FCC licenses, (vi) the satisfaction of a financial test by the Company, (vii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company, (viii) the absence of certain events relating to Company’s financial statements, (ix) the absence of any debarment of the Company from contracting with the federal government of the United States, and (x) other customary closing conditions. Failure to compete the Merger would prevent stockholders of our company from realizing the anticipated benefits of the Merger.

We have already incurred and expect to continue to incur significant costs associated with transaction fees, professional services and other costs related to the Merger. In the event that the Merger is not completed, we will remain liable for these costs and expenses. Furthermore, the Merger Agreement contains certain customary termination payments which may be incurred by Globecomm. If the Merger Agreement is terminated, upon specified circumstances, Globecomm would be required to pay Parent a termination fee. If payment of a termination fee is due from Globecomm, the amount of the termination fee will be $10,200,000, except that such termination fee will be reduced to $3,400,000 if the Merger Agreement is terminated by either party due to Globecomm’s stockholders failing to adopt the Merger Agreement in certain circumstances (such amount reflecting a reasonable estimate of the acquiring party’s out-of-pocket fees and expenses (including fees and expenses of third party advisors), overhead costs and charges and lost opportunity costs). In addition, the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the market of us generally and resulting decline in the market price of our common stock. Any delay in the consummation of the Merger or any uncertainty about the consummation of the merger could also negatively impact our future business and results of operations.

Potential legal proceedings in connection with the Merger could adversely affect our business and divert management’s attention and resources from other matters.

Class action lawsuits have been, and may be, filed by third parties challenging the contemplated Merger. Globecomm, members of our board of directors, the acquiring party and members of the acquiring party’s board of directors, among others, may be named as defendants in these class action lawsuits brought by Globecomm stockholders challenging the Merger. If lawsuits are filed and the plaintiffs are successful, the may prevent the parties from completing the Merger in the expected timeframe, if at all, and, in any event, lawsuits, if filed, could adversely affect our business, financial position and results of operations and divert management’s attention and resources from other matters.

Since sales of telecommunications equipment are dependent on the growth of communications networks, if market demand for these networks does not increase from recent depressed levels, the revenue and profitability of our infrastructure solutions segment are likely to decline, which may not be offset by growth in our services segment.

We derive, and expect to continue to derive, a significant amount of revenue from the sale of telecommunications equipment, in particular, satellite infrastructure solutions. During the past several years, many businesses, including ours, have faced uncertain economic environments and cutbacks in government spending. If the long-term growth in demand for communications networks does not increase from recent depressed levels, the demand for our infrastructure solutions may continue to decline or grow more slowly than we expect. The demand for communications networks and the products used in these networks is affected by various factors, many of which are beyond our control. For example, many companies have found it difficult to raise capital to finish building their communications networks and, therefore, have placed fewer orders and government budgetary constraints are likely to reduce demand for products and services such as those we offer. Our infrastructure solutions segment in particular was impacted by this decreased demand and capital spending by our customers and we have incurred operating losses in that segment for several years. Further, increased competition among satellite ground segment systems and network manufacturers has increased pricing pressures and depressed margins. As a result, we may not be able to grow our infrastructure business, our revenues may decline from current levels and our results of operations may be harmed. The growth and profitability of our services segment in recent periods may not be sufficient to offset any prolonged continuation of a decline in business in our infrastructure segment.

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

We rely on a small number of customer contracts, including those in which we provide subcontractor services for a prime contractor, for a large portion of our revenue. In the three months ended September 30, 2013, 13% of our revenues were derived from Inmarsat Government. We have performed work as a subcontractor to Inmarsat Government since February 2012 for services for the U.S. Government. This subcontract is expected to continue to be material to our results of operations and has provided profit margin significantly above our norm. If our key customers are unable to implement their business plans, the market for these customers’ services declines, political or military conditions make performance impossible or if any or all of the major customers modify or terminate their agreements with us, or a prime contractor we are working with loses its contract, and we are unable to replace these contracts, our results of operations, business and financial condition would be materially harmed.

We have derived, from time to time, a substantial portion of our revenues from the government marketplace, and a downturn or other reduction in defense spending in this marketplace, including as a result of the U.S. government’s so-called sequester and U.S. military’s withdrawal from combat in Afghanistan would adversely affect us.

In the three months ended September 30, 2013, we derived 57% of our consolidated revenues from the government marketplace. This business, in particular the service segment therein, tends to have higher gross margins than other markets we serve. A future reduction in the proportion of our business from the government marketplace, or the recent decreases and expected further decreases in the government agency budgets, would negatively impact our future results of operations.

There are a number of other risks associated with the government marketplace; specifically, purchasing decisions of agencies are subject to political influence, contracts are subject to cancellation if government funding becomes unavailable, and unsuccessful bidders may challenge contracts that are awarded to us, which can lead to increased costs, delays and possible loss of contracts. In particular, the mounting government deficits and efforts to reduce expenditures in upcoming budgets and Congressional initiatives have resulted in failures to fund various government programs. In particular, the current so-called sequester has had, and may continue to have, a dampening effect on U.S. government spending. Recently, Congressional deadlocks have led to a shutdown of much of the Federal government. A withdrawal of military forces from areas of conflict could result in curtailed spending in military programs in which we participate, particularly in Afghanistan, from which we have generated a significant amount of revenue in recent periods and from which combat troops are currently expected to be completely withdrawn by the end of 2014.

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

Since our service revenue has generally increased as a percentage of total revenue in prior periods and generally has higher gross margins, if our service revenue decreases or service margins decrease, our results of operations will be harmed.

Future revenues and results of operations of our services business are dependent on the development of the market for our current and future services. In the three months ended September 30, 2013, services revenues were 78% of total revenue. In the year ended June 30, 2013 services revenues were 62% of total revenue compared to 58% in fiscal 2012. The service business tends to have significantly higher gross margins than our infrastructure solutions business. A future reduction in the proportion of our services business would disproportionately impact our results of operations.

We derive a substantial portion of our revenues from fixed-price projects, under which we assume greater financial risk if we fail to accurately estimate the costs of the projects.

We derive a substantial portion of our revenues from fixed-price projects. We assume greater financial risks on a fixed-price project than on a time-and-expense based project. If we miscalculate the resources or time we need for these fixed-price projects, the costs of completing these projects may exceed our original estimates, which would negatively impact our financial condition and results of operations. In the three months ended September 30, 2013 we recorded $0.2 million for additional costs incurred on a fixed-price contract in the infrastructure solutions segment. The additional costs were due in large part to unexpected difficulties associated with engineering issues.

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

The services segment’s revenues and results of operations are dependent on the infrastructure of the network operations center and the Kenneth A. Miller International Teleport at our headquarters in Hauppauge, New York, and the network operations centers and teleports at our Laurel, Maryland and Netherlands facilities. A catastrophic event to any of these facilities or to the infrastructure of the surrounding areas would result in significant delays in restoring service capabilities. These capabilities permit us to offer an integrated suite of services and products and the incapacity of our communications infrastructure would also negatively impact our ability to sell our infrastructure solutions. This would result in the loss of revenues and adversely affect our business, results of operations and financial condition.

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

We have registered the trademarks Globecomm, GSI and Telaurus in the United States and various other countries. We have various other trademarks and service marks registered or pending for registration in the United States and in other countries and may seek registration of other trademarks and service marks in the future. We cannot assure you that registrations will be granted from any of our pending or future applications, or that any registrations that are granted will prevent others from using similar trademarks in connection with related goods and services.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price is volatile.

From October 1, 2012 through October 31, 2013, our stock price ranged from a low of $10.11 per share to a high of $14.91 per share. The price for our common stock in the Merger Agreement is $14.15 per share. The market price of our common stock, like that of the securities of many telecommunications and high technology industry companies, could be subject to significant fluctuations and is likely to remain volatile based on many factors, including the following:

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

Additionally, numerous factors relating to our business may cause fluctuations or declines in our stock price. Should the Merger fail to be completed, it is likely that the price of our common stock will fall from its current level.

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

Our common stock is currently traded on the Nasdaq Global Market. Because of the relatively small number of shares that are traded as well as the concentration of ownership of our common stock, it may be difficult for an investor to find a purchaser for shares of our common stock without experiencing significant price volatility. Based solely on information contained in SEC filings, as of October 31, 2013, six institutional groups of shareholders beneficially own 46% of our outstanding common stock; investment decisions by these shareholders could significantly affect the liquidity and price of our common stock and could result in a substantial shift in ownership of our company. We cannot guarantee that an active trading market will develop, that our common stock will have a higher trading volume than it has historically had or that it will maintain its current market price. This illiquidity could have a material adverse effect on the market price of our stock.

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

Several of the institutional holders of our common stock have filed Schedule 13Ds with the SEC and are considered “activist” shareholders. Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. The perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners. We cannot assure that the execution of the Merger Agreement or any failure to complete the Merger will not result in disputes between us and these activist shareholders.

Risks Related to Government Approvals

We are subject to many government regulations, and failure to comply with them will harm our business.

Operations and Use of Satellites

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed teleports in Hauppauge, New York, and Laurel, Maryland subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We also have licenses from Agentschap Telecom, the licensing authority in The Netherlands, for the teleports operated by Globecomm Europe in The Netherlands. We cannot guarantee that the applicable government agencies will grant renewals when our existing licenses expire, nor are we assured that the agencies will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. We have applied for transfer of our FCC licenses in connection with the Merger; however, we cannot assure you that the FCC will permit the transfer of these licenses or the timing of any such approvals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safe Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation dated August 5, 1997, as amended February 9, 2005 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998), and hereby incorporated by reference.

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998), and hereby incorporated by reference.

31.3	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Chief Financial Officer Certification required by Rules 13a- 14 and 15d- 14 under the Securities Exchange Act of 1934, as amended (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBECOMM SYSTEMS INC. (Registrant)

Date: November 8, 2013	/s/ DAVID E. HERSHBERG

David E. Hershberg
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ ANDREW C. MELFI

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